Form 10-Q
period 2019-03-31
Western Union CO
filed 2019-05-07
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001‑32903

THE WESTERN UNION COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)		20‑4531180 (I.R.S. Employer Identification No.)
7001 EAST BELLEVIEW AVENUE Denver, Colorado 80237 (Address of principal executive offices)

Registrant’s telephone number, including area code: (866) 405‑5012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer☐        Non-accelerated filer ☐

Smaller reporting company ☐        Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	WU	The New York Stock Exchange

As of April 30, 2019, 430,708,512 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$1,337.0	$1,389.4
Expenses:
Cost of services	785.0	825.4
Selling, general and administrative	300.8	299.1
Total expenses	1,085.8	1,124.5
Operating income	251.2	264.9
Other income/(expense):
Interest income	2.1	0.7
Interest expense	(39.7)	(35.5)
Other income, net	2.5	4.4
Total other expense, net	(35.1)	(30.4)
Income before income taxes	216.1	234.5
Provision for income taxes	43.0	20.9
Net income	$173.1	$213.6
Earnings per share:
Basic	$0.40	$0.46
Diluted	$0.39	$0.46
Weighted-average shares outstanding:
Basic	437.7	460.3
Diluted	439.9	463.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2019	2018
Net income	$173.1	$213.6
Other comprehensive income/(loss), net of tax (Note 10):
Unrealized gains/(losses) on investment securities	13.0	(8.7)
Unrealized gains/(losses) on hedging activities	3.9	(3.1)
Foreign currency translation adjustments	—	(7.0)
Defined benefit pension plan adjustments	2.5	2.1
Total other comprehensive income/(loss)	19.4	(16.7)
Comprehensive income	$192.5	$196.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$833.1	$973.4
Settlement assets	3,497.5	3,813.8
Property and equipment, net of accumulated depreciation of $668.8 and $702.4, respectively	229.0	270.4
Goodwill	2,568.5	2,725.0
Other intangible assets, net of accumulated amortization of $1,044.6 and $1,047.6, respectively	562.7	598.2
Other assets (Note 5)	767.0	616.0
Assets held for sale (Note 4)	974.2	—
Total assets	$9,432.0	$8,996.8
Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable and accrued liabilities	$471.3	$564.9
Settlement obligations	3,497.5	3,813.8
Income taxes payable	1,085.1	1,054.0
Deferred tax liability, net	165.3	161.1
Borrowings	3,370.3	3,433.7
Other liabilities (Note 5)	492.0	279.1
Liabilities associated with assets held for sale (Note 4)	724.7	—
Total liabilities	9,806.2	9,306.6

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 432.9 shares and 441.2 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4.3	4.4
Capital surplus	771.1	755.6
Accumulated deficit	(938.0)	(838.8)
Accumulated other comprehensive loss	(211.6)	(231.0)
Total stockholders' deficit	(374.2)	(309.8)
Total liabilities and stockholders' deficit	$9,432.0	$8,996.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$173.1	$213.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19.2	19.3
Amortization	45.6	47.4
Other non-cash items, net	28.4	8.9
Increase/(decrease) in cash resulting from changes in:
Other assets	(7.3)	(47.3)
Accounts payable and accrued liabilities	(44.1)	(123.2)
Income taxes payable	31.1	11.5
Other liabilities	(6.4)	2.5
Net cash provided by operating activities	239.6	132.7
Cash flows from investing activities
Capitalization of contract costs	(15.1)	(10.3)
Capitalization of purchased and developed software	(6.4)	(6.7)
Purchases of property and equipment	(16.1)	(20.2)
Purchases of non-settlement related investments and other	(4.1)	(4.3)
Proceeds from maturity of non-settlement related investments	19.8	10.0
Purchases of held-to-maturity non-settlement related investments	(0.7)	(1.4)
Proceeds from held-to-maturity non-settlement related investments	5.9	—
Net cash used in investing activities	(16.7)	(32.9)
Cash flows from financing activities
Cash dividends paid	(87.4)	(87.5)
Common stock repurchased (Note 10)	(171.6)	(11.6)
Net (repayments of)/proceeds from commercial paper	(65.0)	110.0
Proceeds from exercise of options	1.8	3.8
Other financing activities	(0.1)	(5.2)
Net cash (used in)/provided by financing activities	(322.3)	9.5
Net change in cash, cash equivalents and restricted cash	(99.4)	109.3
Cash, cash equivalents and restricted cash at beginning of period	979.7	844.4
Cash, cash equivalents and restricted cash at end of period	$880.3	$953.7
Supplemental cash flow information:
Interest paid	$24.0	$23.0
Income taxes paid	$10.3	$13.7
Cash paid for lease liabilities	$12.0	$—
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 5)	$269.1	$—
Cash included in Assets held for sale (Note 4)	$41.0	$—
Restricted cash at end of period (included in Other assets)	$6.2	$19.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2018	441.2	$4.4	$755.6	$(838.8)	$(231.0)	$(309.8)
Net income	—	—	—	173.1	—	173.1
Stock-based compensation	—	—	13.7	—	—	13.7
Common stock dividends ($0.20 per share)	—	—	—	(87.4)	—	(87.4)
Repurchase and retirement of common shares	(10.2)	(0.1)	—	(184.9)	—	(185.0)
Shares issued under stock-based compensation plans	1.9	—	1.8	—	—	1.8
Unrealized gains on investment securities, net of tax	—	—	—	—	13.0	13.0
Unrealized gains on hedging activities, net of tax	—	—	—	—	3.9	3.9
Defined benefit pension plan adjustment, net of tax	—	—	—	—	2.5	2.5
Balance, March 31, 2019	432.9	$4.3	$771.1	$(938.0)	$(211.6)	$(374.2)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2017	459.0	$4.6	$697.8	$(965.9)	$(227.9)	$(491.4)
Adoption of accounting pronouncements as of January 1, 2018	—	—	—	30.7	(31.4)	(0.7)
Net income	—	—	—	213.6	—	213.6
Stock-based compensation	—	—	13.8	—	—	13.8
Common stock dividends ($0.19 per share)	—	—	—	(87.5)	—	(87.5)
Repurchase and retirement of common shares	(0.5)	—	—	(11.8)	—	(11.8)
Shares issued under stock-based compensation plans	2.1	—	3.8	—	—	3.8
Unrealized losses on investment securities, net of tax	—	—	—	—	(8.7)	(8.7)
Unrealized losses on hedging activities, net of tax	—	—	—	—	(3.1)	(3.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	(7.0)	(7.0)
Defined benefit pension plan adjustment, net of tax	—	—	—	—	2.1	2.1
Balance, March 31, 2018	460.6	$4.6	$715.4	$(820.9)	$(276.0)	$(376.9)

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business

The Western Union Company ("Western Union" or the "Company") is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are primarily available through a network of agent locations in more than 200 countries and territories and through online money transfer transactions conducted through Western Union branded websites and mobile apps (“westernunion.com”). Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily includes the Company’s electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. On February 28, 2019, the Company entered into an agreement to sell the substantial majority of its United States based electronic bill payments services, as discussed in Note 4. The Company expects to close the transaction during the second quarter of 2019. The Company’s money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures are also included in "Other." See Note 15 for further information regarding the Company’s segments.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of March 31, 2019 and December 31, 2018 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position and cash flows as of March 31, 2019 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted a new accounting standard, as amended, that requires the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about its leasing arrangements. The Company elected the effective date method, utilized the modified retrospective approach upon adoption, and elected the package of practical expedients available under the new standard, including the expedients to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. This new standard establishes a right-of-use (“ROU”) model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease. Refer to Note 5 for additional information and the related disclosures.

Accounting Pronouncements Not Yet Adopted

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

2. Revenue

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

For the three months ended March 31, 2019 and 2018, the Company recognized $1,275.4 million and $1,346.0 million in revenues from contracts with customers, respectively. There are no material upfront costs incurred to obtain contracts with customers. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payments and other services are not included in the Company’s segments and are reported as "Other." See Note 15 for further information on the Company’s segments.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Management has determined that the significant majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three months ended March 31, 2019 and 2018 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended March 31, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$395.5	$22.1	$115.1	$14.5	$547.2
Europe and Russia/CIS	323.2	31.9	0.6	0.9	356.6
Middle East, Africa, and South Asia	153.3	0.5	0.1	—	153.9
Latin America and the Caribbean	95.3	1.0	33.6	3.5	133.4
East Asia and Oceania	66.5	17.5	0.3	—	84.3
Revenues from contracts with customers	$1,033.8	$73.0	$149.7	$18.9	$1,275.4
Other revenues (a)	23.1	22.6	9.5	6.4	61.6
Total revenues (b)	$1,056.9	$95.6	$159.2	$25.3	$1,337.0

	Three Months Ended March 31, 2018
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$394.6	$24.9	$123.1	$14.6	$557.2
Europe and Russia/CIS	345.5	32.3	0.8	1.0	379.6
Middle East, Africa, and South Asia	166.8	—	0.1	—	166.9
Latin America and the Caribbean	97.7	0.2	45.0	3.2	146.1
East Asia and Oceania	78.5	17.3	0.4	—	96.2
Revenues from contracts with customers	$1,083.1	$74.7	$169.4	$18.8	$1,346.0
Other revenues (a)	7.9	22.0	8.1	5.4	43.4
Total revenues (b)	$1,091.0	$96.7	$177.5	$24.2	$1,389.4

(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b)

Revenues from "Consumer money transfers" are included in the Company’s Consumer-to-Consumer segment, revenues from "Foreign exchange and payment services" are included in the Company’s Business Solutions segment, and revenues from "Consumer bill payments" and "Other services" are not included in the Company’s segments and are reported as "Other." See Note 15 for further information on the Company’s segments.

(c)

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay.” The Company expects to close the transaction during the second quarter of 2019. Included within North America revenues are Speedpay revenues of $88.2 million and $95.0 million for the three months ended March 31, 2019 and 2018, respectively.

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

For the three months ended March 31, 2019 and 2018, there were 4.4 million and 2.0 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above the Company’s weighted-average share price during the periods and their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended
	March 31,
	2019	2018
Basic weighted-average shares outstanding	437.7	460.3
Common stock equivalents	2.2	3.3
Diluted weighted-average shares outstanding	439.9	463.6

4. Assets and Liabilities Held For Sale

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay,” which is included as a component of “Other” in the Company’s segment reporting. The Company will receive approximately $750 million in the all-cash transaction that is expected to close during the second quarter of 2019, and the Company will record a gain on the sale. Speedpay revenues were $88.2 million and $95.0 million, and direct operating expenses were $67.6 million and $66.1 million for the three months ended March 31, 2019 and 2018, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table reflects the assets and liabilities held for sale of Speedpay in the accompanying Condensed Consolidated Balance Sheet (in millions):

March 31,
2019
Cash and cash equivalents	$41.0
Settlement assets	705.7
Property and equipment, net of accumulated depreciation of $17.6	0.3
Goodwill	162.5
Other intangible assets, net of accumulated amortization of $27.3	10.3
Other assets	18.8
Total assets	$938.6

Settlement obligations	$705.7
Accounts payable and accrued liabilities	17.6
Deferred tax liability	1.4
Total liabilities	$724.7

In addition to Speedpay, the Company has included property and equipment related to the Company’s former headquarters of $35.6 million, which is net of accumulated depreciation of $35.1 million, in “Assets held for sale” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019. On April 29, 2019, the Company entered into an agreement to sell its former headquarters and expects to record a gain on the sale.

On May 6, 2019, the Company agreed to sell and completed the sale of Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. Balances related to Paymap were not held for sale as of March 31, 2019.

5. Leases

The Company leases real properties for use as administrative and sales offices, in addition to automobiles and office equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Operating lease ROU assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and variable non-lease components within the Company’s lease agreements are accounted for separately. The Company has no material leases in which the Company is the lessor.

Substantially all of the Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of March 31, 2019, the total ROU asset and lease liability were $216.8 million and $261.2 million, respectively, and were included in “Other assets” and “Other liabilities,” respectively, in the Company’s Condensed Consolidated Balance Sheet. The Company’s finance leases were not material as of March 31, 2019. Cash paid for lease liabilities is recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2019, operating lease costs were $15.0 million, which were included in the Company’s Condensed Consolidated Statement of Income. Short term and variable lease costs were not material for the three months ended March 31, 2019.

The Company’s leases have remaining terms from less than 1 year to 12 years. Certain of these leases contain escalation provisions or renewal options, giving the Company the right to extend the lease by up to 12 years. However, a substantial majority of these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

March 31, 2019
Weighted average remaining lease term (in years)	8.1
Weighted average discount rate	6.1%

The following table represents maturities of operating lease liabilities as of March 31, 2019 (in millions):

Due within 1 year	$51.9
Due after 1 year through 2 years	46.8
Due after 2 years through 3 years	39.6
Due after 3 years through 4 years	34.5
Due after 4 years through 5 years	31.4
Due after 5 years	125.9
Total future minimum lease payments	330.1
Less imputed interest	(68.9)
Total	$261.2

6. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables reflect assets and liabilities that were measured at fair value on a recurring basis (in millions):

				Assets/
				Liabilities at
	Fair Value Measurement Using			Fair
March 31, 2019	Level 1	Level 2	Level 3	Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$14.8	$—	$—	$14.8
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	984.8	—	984.8
State and municipal variable rate demand notes	—	295.6	—	295.6
Corporate and other debt securities	—	75.9	—	75.9
United States Treasury securities	9.8	—	—	9.8
Other assets:
Derivatives	—	200.9	—	200.9
Total assets	$24.6	$1,557.2	$—	$1,581.8
Liabilities:
Derivatives	$—	$129.5	$—	$129.5
Total liabilities	$—	$129.5	$—	$129.5

				Assets/
				Liabilities at
	Fair Value Measurement Using			Fair
December 31, 2018	Level 1	Level 2	Level 3	Value
Assets:
Cash:
Measured at fair value through net income:
Money market funds	$27.0	$—	$—	$27.0
Settlement assets:
Measured at fair value through net income:
Money market funds	23.9	—	—	23.9
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	962.7	—	962.7
State and municipal variable rate demand notes	—	168.7	—	168.7
Corporate and other debt securities	—	69.5	—	69.5
United States Treasury securities	9.7	—	—	9.7
Other assets:
Derivatives	—	245.5	—	245.5
Total assets	$60.6	$1,446.4	$—	$1,507.0
Liabilities:
Derivatives	$—	$176.2	$—	$176.2
Total liabilities	$—	$176.2	$—	$176.2

No non-recurring fair value adjustments were recorded during the three months ended March 31, 2019 and 2018.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

their short maturities. The Company’s borrowings are classified as Level 2 of the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 11. As of March 31, 2019, the carrying value and fair value of the Company’s borrowings were $3,370.3 million and $3,415.9 million, respectively (see Note 12). As of December 31, 2018, the carrying value and fair value the Company’s borrowings were $3,433.7 million and $3,394.6 million, respectively.

The Company holds investments in foreign corporate debt securities that are classified as held-to-maturity securities within Level 2 of the valuation hierarchy and are recorded at amortized cost in "Other Assets" in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2019, the carrying value and fair value of the Company’s foreign corporate debt securities were $27.0 million and $27.1 million, respectively. As of December 31, 2018, both the carrying value and fair value of the Company’s foreign corporate debt securities were $32.9 million.

7. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $285 million in outstanding letters of credit and bank guarantees as of March 31, 2019 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $50 million as of March 31, 2019. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements

In late November 2016, the Company entered into discussions with the United States Department of Justice (the “DOJ”), the United States Attorney’s Office for the Central District of California ("USAO-CDCA"), the United States Attorney’s Office for the Eastern District of Pennsylvania ("USAO-EDPA"), the United States Attorney’s Office for the Middle District of Pennsylvania ("USAO-MDPA"), and the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) to resolve the investigations by the USAO-CDCA, USAO-EDPA, USAO-MDPA, and USAO-SDFL (collectively, the “USAOs”) (collectively, the “USAO Investigations”). On January 19, 2017, the Company announced that it, or its subsidiary Western Union Financial Services, Inc. (“WUFSI”), had entered into (1) a Deferred Prosecution Agreement (the “DPA”) with the DOJ and the USAOs; (2) a Stipulated Order for Permanent Injunction and Final Judgment (the “Consent Order”) with the United States Federal Trade Commission (“FTC”) resolving claims by the FTC alleging unfair acts and practices under the Federal Trade Commission Act and for violations of the FTC Telemarketing Sales Rule; and (3) a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), to resolve the respective investigations of those agencies. FinCEN provided notice to the Company dated December 16, 2016 of its investigation regarding possible violations of the United States Bank Secrecy Act ("BSA"). On January 31, 2017, the Company entered into assurances of discontinuance/assurances of voluntary compliance with the attorneys general of 49 U.S. states and the District of Columbia named therein to resolve investigations by the state attorneys general, which sought information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company had received and the Company’s procedures to help identify and prevent fraudulent transfers. On April 12, 2017, the Company settled with the one remaining state attorney general under effectively the same terms as the January 31, 2017 agreement with no additional monetary payment required. The agreements with the state attorneys general are collectively referred to herein as the "State AG Agreement." The DPA, Consent Order, FinCEN Agreement, and State AG Agreement are collectively referred to herein as the "Joint Settlement Agreements."

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

Under the Joint Settlement Agreements, the Company was required to (1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”), (2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs, and (3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during 2017.

The Joint Settlement Agreements also require, among other things, the Company to adopt certain new or enhanced practices with respect to its compliance program relating to consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, agent suspensions and terminations, and other items. The changes in the Company’s compliance program required by the Joint Settlement Agreements have had and are expected to have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has faced (as described below) and could also face additional actions from other regulators as a result of the Joint Settlement Agreements. Further, if the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Shareholder Derivative Actions

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of a settlement agreement signed on February 11, 2010 between WUFSI and the State of Arizona regarding WUFSI’s AML compliance programs along the United States and Mexico border ("Southwest Border Agreement"), including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties’ joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below. On February 13, 2019, the case was administratively closed, although the Court indicated that a motion could be filed to re-open the matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

allowed its agents to ignore the recording and reporting requirements of the BSA and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls.

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, six of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and three of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the DPA, the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the FTC’s January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above. The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On December 19, 2017, plaintiffs filed an appeal brief in the United States Court of Appeals for the Tenth Circuit, seeking reversal of the dismissal, to which the Company filed an opposition on February 20, 2018. Plaintiffs filed a reply brief on March 30, 2018. On April 16, 2019, the United States Court of Appeals for the Tenth Circuit affirmed the dismissal of the second amended derivative complaint.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Due to the stages of the actions described above under "Shareholder Derivative Actions," the Company is unable to predict the outcome, or reasonably estimate the possible loss or range of loss, if any, which could be associated with these actions. The Company and the named individuals intend to vigorously defend themselves in all of these matters.

Other Matters

The Company and one of its subsidiaries are defendants in two purported class action lawsuits: James P. Tennille v. The Western Union Company and Robert P. Smet v. The Western Union Company, both of which are pending in the United States District Court for the District of Colorado. The original complaints asserted claims for violation of various consumer protection laws, unjust enrichment, conversion and declaratory relief, based on allegations that the Company waits too long to inform consumers if their money transfers are not redeemed by the recipients and that the Company uses the unredeemed funds to generate income until the funds are escheated to state governments. During the fourth quarter of 2012, the parties executed a settlement agreement, which the Court preliminarily approved on January 3, 2013. On June 25, 2013, the Court entered an order certifying the class and granting final approval to the settlement. Under the approved settlement, a substantial amount of the settlement proceeds, as well as all of the class counsel’s fees, administrative fees and other expenses, would be paid from the class members’ unclaimed money transfer funds. During the final approval hearing, the Court overruled objections to the settlement that had been filed by several class members. In July 2013, two of those class members filed notices of appeal. On May 1, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to overrule the objections filed by the two class members who appealed. On January 11, 2016, the United States Supreme Court denied petitions for certiorari that were filed by the two class members who appealed. On February 1, 2016, pursuant to the settlement agreement and the Court’s June 25, 2013 final approval order, Western Union deposited the class members’ unclaimed money transfer funds into a class settlement fund, from which class member claims, administrative fees and class counsel’s fees, as well as other expenses have been paid, with the remainder to go to eligible jurisdictions to which the unclaimed funds would have escheated in the absence of a settlement. On April 3, 2018, the Court entered an order creating a fund for the remainder of the unclaimed funds, which gave eligible jurisdictions one year to execute a release to receive their proportionate share of the fund. All but one of the eligible jurisdictions have executed a release in order to receive their share of the fund, relieving the Company from potential unclaimed property liability for the transactions covered by the settlement, and the Company believes that the reasonably possible loss associated with the remaining jurisdiction is immaterial.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b‑5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17‑cv‑00474‑KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b‑5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018, and on March 27, 2019, the Court dismissed the action in its entirety with prejudice and entered final judgment in the defendants’ favor on March 28, 2019. On April 26, 2019, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. Due to the stage of this matter, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

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

On March 31, 2017, the Company received a request for the production of documents from the New York State Department of Financial Services (the "NYDFS"), following up on a meeting the Company had with the NYDFS on March 7, 2017. The requests pertain to the Company’s oversight of one current and two former Western Union agents located in New York state. The two former agents were identified in the DPA described in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section above, and were terminated as agents by the Company prior to 2013. On July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. On January 4, 2018, the Company’s subsidiary, WUFSI, and the NYDFS agreed to a consent order (the "NYDFS Consent Order"), which resolved the NYDFS investigation into these matters. Under the NYDFS Consent Order, the Company was required, among other things, to pay to the NYDFS a civil monetary penalty of $60 million, which the Company paid on January 12, 2018. The NYDFS Consent

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Order also imposes certain non-monetary obligations, including a requirement to provide to the NYDFS a remediation plan within 90 days after the date of the NYDFS Consent Order, which the Company provided on April 4, 2018.

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil Racketeer Influenced and Corrupt Organizations Act and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18‑cv‑00998‑KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The plaintiffs filed an amended complaint on July 17, 2018. The amended complaint is similar to the original complaint, although it adds additional named plaintiffs and additional counts, including claims on behalf of putative California, Florida, Georgia, Illinois, and New Jersey subclasses for alleged violations of the California Unfair Competition Law, the Florida Deceptive and Unfair Trade Practices Act, the Georgia Fair Business Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the New Jersey Consumer Fraud Act. On August 28, 2018, the Company and the other defendants moved to stay the action in favor of individual arbitrations with the named plaintiffs, which defendants contend are contractually required. On March 27, 2019, the Court granted that motion and stayed the action pending individual arbitrations with the named plaintiffs. To date, no such individual arbitration requests have been filed. Due to the stage of the matter, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

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

8. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2019 and 2018 totaled $13.0 million and $13.8 million, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Settlement assets:
Cash and cash equivalents	$1,394.9	$1,247.8
Receivables from selling agents and Business Solutions customers	1,442.2	1,355.4
Investment securities	1,366.1	1,210.6
	$4,203.2	$3,813.8
Settlement obligations:
Money transfer, money order and payment service payables	$2,790.2	$2,793.6
Payables to agents	1,413.0	1,020.2
	$4,203.2	$3,813.8

The table above includes $705.7 million of settlement assets and obligations related to Speedpay, which is classified as held for sale as of March 31, 2019 (see Note 4).

Investment securities included in "Settlement assets" in the Company’s Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. Variable rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2049. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2019 and 2018 were $1.5 billion and $2.7 billion, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
March 31, 2019	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$14.8	$14.8	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	969.3	984.8	16.5	(1.0)	15.5
State and municipal variable rate demand notes	295.6	295.6	—	—	—
Corporate and other debt securities	75.9	75.9	0.3	(0.3)	—
United States Treasury securities	9.9	9.8	—	(0.1)	(0.1)
	1,350.7	1,366.1	16.8	(1.4)	15.4
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	27.0	27.1	0.1	—	0.1
	$1,392.5	$1,408.0	$16.9	$(1.4)	$15.5

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2018	Cost	Value	Gains	Losses	Gains/(Losses)
Cash:
Money market funds	$27.0	$27.0	$—	$—	$—
Settlement assets:
Cash and cash equivalents:
Money market funds	23.9	23.9	—	—	—
Available-for-sale securities:
State and municipal debt securities (a)	963.4	962.7	6.1	(6.8)	(0.7)
State and municipal variable rate demand notes	168.7	168.7	—	—	—
Corporate and other debt securities	70.0	69.5	—	(0.5)	(0.5)
United States Treasury securities	9.9	9.7	—	(0.2)	(0.2)
	1,212.0	1,210.6	6.1	(7.5)	(1.4)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	32.9	32.9	—	—	—
	$1,295.8	$1,294.4	$6.1	$(7.5)	$(1.4)

(a)	The majority of these securities are fixed rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of March 31, 2019 (in millions):

Fair
Value
Due within 1 year	$148.8
Due after 1 year through 5 years	489.3
Due after 5 years through 10 years	266.4
Due after 10 years	461.6
$1,366.1

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable rate demand notes. Variable rate demand notes, having a fair value of $295.6 million were included in the "Due after 10 years" category in the table above. The held-to-maturity foreign corporate debt securities are due within one year.

10. Stockholders’ Deficit

Accumulated other comprehensive loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items as indicated below within the Condensed Consolidated Statements of Income. Additionally, as described in the Company’s 2018 Annual Report on Form 10‑K, in the first quarter of 2018, the Company adopted an accounting pronouncement and reclassified tax effects included within accumulated other comprehensive income/(loss) as a result of the United States tax reform legislation enacted in December 2017 (the “Tax Act”) to "Accumulated deficit" in the Condensed Consolidated Balance Sheet.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Unrealized gains/(losses) on investment securities, beginning of period	$(1.1)	$2.7
Unrealized gains/(losses)	16.8	(11.7)
Tax (expense)/benefit	(3.8)	2.6
Reclassification of losses into "Revenues"	—	0.5
Tax benefit related to reclassifications	—	(0.1)
Net unrealized gains/(losses) on investment securities	13.0	(8.7)
Reclassification of Tax Act effects into "Accumulated deficit"	—	0.5
Unrealized gains/(losses) on investment securities, end of period	$11.9	$(5.5)

Unrealized gains/(losses) on hedging activities, beginning of period	$7.4	$(40.6)
Unrealized gains/(losses)	4.4	(12.3)
Tax (expense)/benefit	0.9	(0.5)
Reclassification of (gains)/losses into "Revenues"	(1.4)	9.4
Reclassification of losses into "Interest expense"	—	0.8
Tax expense/(benefit) related to reclassifications	—	(0.5)
Net unrealized gains/(losses) on hedging activities	3.9	(3.1)
Reclassification of Tax Act effects into "Accumulated deficit"	—	(2.3)
Unrealized gains/(losses) on hedging activities, end of period	$11.3	$(46.0)

Foreign currency translation adjustments, beginning of period	$(101.2)	$(76.9)
Foreign currency translation adjustments (a)	—	(7.0)
Net foreign currency translation adjustments	—	(7.0)
Reclassification of Tax Act effects into "Accumulated deficit"	—	(4.8)
Foreign currency translation adjustments, end of period	$(101.2)	$(88.7)

Defined benefit pension plan adjustments, beginning of period	$(136.1)	$(113.1)
Reclassification of losses into "Other income, net"	2.7	2.9
Tax benefit related to reclassifications	(0.2)	(0.8)
Net defined benefit pension plan adjustments	2.5	2.1
Reclassification of Tax Act effects into "Accumulated deficit"	—	(24.8)
Defined benefit pension plan adjustments, end of period	$(133.6)	$(135.8)
Accumulated other comprehensive loss, end of period	$(211.6)	$(276.0)

(a)

Beginning in the third quarter of 2018, all changes in the value of the Argentine peso on the Company's monetary assets and liabilities are reflected in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for the Company's money transfer operations, whereas these effects were reflected in other comprehensive income for the Company's bill payment operations. This designation did not have a material impact on the Company's financial position and results of operations during the three months ended March 31, 2019 and 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash Dividends Paid

During the first quarter of 2019 and 2018, the Company's Board of Directors declared quarterly cash dividends of $0.20 and $0.19 per common share, respectively, representing $87.4 million and $87.5 million in total dividends, which were paid on March 29, 2019 and March 30, 2018, respectively.

Share Repurchases

During the three months ended March 31, 2019, 9.7 million shares were repurchased for $175.0 million, excluding commissions, at an average cost of $18.06. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. No shares were repurchased during the three months ended March 31, 2018 under the share repurchase program approved by the Board of Directors. As of March 31, 2019, $369.2 million and $1.0 billion remained available under the share repurchase authorizations approved by the Company’s Board of Directors through December 31, 2019 and December 31, 2021, respectively. The amounts included in the "Common stock repurchased" line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

11. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the Canadian dollar, British pound, Australian dollar, Japanese yen, and other currencies, related to forecasted revenues and on settlement assets and obligations as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payments operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

Foreign Currency Derivatives

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2019, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.

As described in the Company’s 2018 Annual Report on Form 10‑K, the Company early adopted an accounting pronouncement related to hedging activities as of January 1, 2018. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into “Revenues” within the Company’s Condensed Consolidated Statements of Income. For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in “Revenues.”

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2019 were as follows (in millions):

Contracts designated as hedges:
Euro	$364.8
Canadian dollar	97.7
British pound	68.6
Australian dollar	41.5
Japanese yen	25.9
Other	48.3
Contracts not designated as hedges:
Euro	$241.0
British pound	59.3
Canadian dollar	41.9
Indian rupee	40.8
Australian dollar	38.8
Brazilian real	38.3
Mexican peso	35.5
Japanese yen	27.6
Other (a)	126.9

(a)	Comprised of exposures to 21 different currencies. None of these individual currency exposures is greater than $20 million.

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $84.7 million and $85.8 million for the three months ended March 31, 2019 and 2018,

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2019 was approximately $6 billion. The significant majority of customer contracts are written in currencies such as the United States dollar, euro, and Canadian dollar.

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

The Company held interest rate swaps in an aggregate notional amount of $175.0 million as of March 31, 2019 related to notes due in 2020.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives — hedges:
Interest rate fair value hedges	Other assets	$2.9	$0.1	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	30.5	28.6	Other liabilities	0.8	2.8
Total		$33.4	$28.7		$0.8	$2.8
Derivatives — undesignated:
Business Solutions operations - foreign currency (a)	Other assets	$163.7	$214.2	Other liabilities	$126.9	$170.9
Foreign currency	Other assets	3.8	2.6	Other liabilities	1.8	2.5
Total		$167.5	$216.8		$128.7	$173.4
Total derivatives		$200.9	$245.5		$129.5	$176.2

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

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2019 and December 31, 2018 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
		Amounts	Presented	Not Offset
	Gross	Offset in the	in the	in the
	Amounts of	Condensed	Condensed	Condensed
	Recognized	Consolidated	Consolidated	Consolidated
March 31, 2019	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$136.1	$—	$136.1	$(76.8)	$59.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	64.8
Total	$200.9

December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$162.6	$—	$162.6	$(95.7)	$66.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	82.9
Total	$245.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
		Amounts	Presented	Not Offset
	Gross	Offset in the	in the	in the
	Amounts of	Condensed	Condensed	Condensed
	Recognized	Consolidated	Consolidated	Consolidated
March 31, 2019	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$85.0	$—	$85.0	$(76.8)	$8.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	44.5
Total	$129.5

December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$104.1	$—	$104.1	$(95.7)	$8.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	72.1
Total	$176.2

Income Statement

The following tables summarize the location and amount of gains and losses of derivatives in the Condensed Consolidated Statements of Income segregated by designated, qualifying hedging instruments and those that are not.

Cash Flow and Fair Value Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss.” Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the amount of gains and losses recognized in other comprehensive income from cash flow hedges for the three months ended March 31, 2019 and 2018 (in millions):

	Amount of Gain/(Loss) Recognized in Other
	Comprehensive Income on Derivatives
	Three Months Ended
	March 31,
Derivatives	2019	2018
Cash flow hedges:
Foreign currency contracts (a)	$4.4	$(12.3)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the location and amount of gains and losses from fair value and cash flow hedges for the three months ended March 31, 2019 and 2018 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	March 31, 2019			March 31, 2018
			Other			Other
		Interest	Income,		Interest	Income,
	Revenues	Expense	net	Revenues	Expense	net
Total amounts presented in the consolidated statements of income/(loss) in which the effects of fair value or cash flow hedges are recorded	$1,337.0	$(39.7)	$2.5	$1,389.4	$(35.5)	$4.4
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	(0.3)	—	—	1.4	—
Derivatives designated as hedging instruments	—	0.4	—	—	(1.5)	—
Gain/(loss) on cash flow hedges:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	1.4	—	—	(9.4)	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.3	—	—	0.2	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	1.3	—	—	1.4	—	—

Undesignated Hedges

The following table presents the location and amount of net gains and losses from undesignated hedges for the three months ended March 31, 2019 and 2018 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (b)
		Amount
		Three Months Ended
		March 31,
Derivatives	Income Statement Location	2019	2018
Foreign currency contracts (c)	Selling, general and administrative	$6.6	$(0.1)
Foreign currency contracts (d)	Revenues	0.2	(0.5)
Foreign currency contracts (d)	Other income, net	—	(2.0)
Total gain/(loss)		$6.8	$(2.6)

(a)

For the three months ended March 31, 2019 and 2018, gains/(losses) of $0.5 million and ($0.2 million), respectively, represent the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied.

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

(c)

The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Consolidated Statements of Income, were $(10.8) million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.
(d)

All derivative contracts executed in the Company’s revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to "Revenues" for the three months ended March 31, 2019 and 2018. The amount recorded to "Other income, net" for the three months ended March 31, 2019 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows.

An accumulated other comprehensive pre-tax gain of $14.6 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of March 31, 2019.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Commercial paper (a)	$60.0	$125.0
Notes:
3.350% notes due 2019 (b)	250.0	250.0
Floating rate notes (effective rate of 3.7%) due 2019	250.0	250.0
5.253% notes due 2020 (effective rate of 5.8%)	324.9	324.9
3.600% notes due 2022 (b)	500.0	500.0
4.250% notes due 2023 (b)	300.0	300.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowing (effective rate of 3.8%)	950.0	950.0
Total borrowings at par value	3,384.9	3,449.9
Fair value hedge accounting adjustments, net (c)	0.2	(0.1)
Debt issuance costs and unamortized discount, net	(14.8)	(16.1)
Total borrowings at carrying value (d)	$3,370.3	$3,433.7

(a)

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of March 31, 2019 had a weighted-average annual interest rate of approximately 2.7% and a weighted-average term of approximately 1 day.

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

(d)	As of March 31, 2019, the Company’s weighted-average effective rate on total borrowings was approximately 4.6%.

The following summarizes the Company’s maturities of notes at par value as of March 31, 2019 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	336.8
Due after 2 years through 3 years	547.5
Due after 3 years through 4 years	59.4
Due after 4 years through 5 years	1,131.2
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding notes, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2019 and 2018 is based on the estimated annual effective tax rate, in addition to discrete items. The Company’s effective tax rates on pre-tax income were 19.9% and 8.9% for the three months ended March 31, 2019 and 2018, respectively. The increase in the Company’s effective tax rate for the three months ended March 31, 2019 compared to the prior period was primarily due to discrete tax benefits recognized in the three months ended March 31, 2018 and an increase in 2019 forecasted domestic pre-tax income relative to the prior year. The discrete benefits in the three months ended March 31, 2018 included adjustments to the Company's accounting for the implementation of the Tax Act during the first quarter of 2018 which reduced the Company’s effective tax rate by 2.6 percentage points, as certain of the Tax Act’s impacts had been provisionally estimated during the prior period. The Company currently expects that approximately 69% of the Company’s pre-tax income will be derived from foreign sources for the year ending December 31, 2019. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2019 and December 31, 2018 was $295.3 million and $295.0 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $284.4 million and $284.2 million as of March 31, 2019 and December 31, 2018, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized immaterial amounts of interest and penalties during the three months ended March 31, 2019 and 2018, respectively. The Company has accrued $24.8 million and $23.9 million for the payment of interest and penalties as of March 31, 2019 and December 31, 2018, respectively.

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

14. Stock Compensation Plans

For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $13.7 million and $13.8 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the three months ended March 31, 2019, the Company granted 0.6 million options at a weighted-average exercise price of $17.63 and 3.3 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $15.75. As of March 31, 2019, the Company had 6.6 million outstanding options at a weighted-average exercise price of $17.70, of which 5.5 million options were exercisable at a weighted-average exercise price of $17.48. The Company had 8.2 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.00 as of March 31, 2019. The majority of stock units do not provide for the payment of dividend equivalents. For those units, their value is reduced by the net present value of the foregone dividend equivalent payments.

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily include the Company’s electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. The majority of the Company’s cash-based bill payments services are led by one executive, and the majority of the Company’s electronic-based bill payments services are led by another executive. The CODM allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. On February 28, 2019, the Company entered into an agreement to sell Speedpay, as discussed in Note 4. The Company expects to close the transaction during the second quarter of 2019. The Company’s money order and other services are also included in "Other."

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s reportable segment results for the three months ended March 31, 2019 and 2018 (in millions).

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Consumer-to-Consumer	$1,056.9	$1,091.0
Business Solutions	95.6	96.7
Other (a)	184.5	201.7
Total consolidated revenues	$1,337.0	$1,389.4
Operating income:
Consumer-to-Consumer	$233.3	$241.7
Business Solutions	8.6	2.8
Other (a)	9.3	20.4
Total consolidated operating income	$251.2	$264.9

(a)

Other primarily consists of Speedpay and the Company’s cash-based bill payments businesses in Argentina. Speedpay revenues were $88.2 million and $95.0 million, and direct operating expenses were $67.6 million and $66.1 million for the three months ended March 31, 2019 and 2018, respectively.

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

This report on Form 10‑Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10‑Q of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report on Form 10‑K for the year ended December 31, 2018. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including electronic, mobile and Internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models; political conditions and related actions, including trade restrictions and government sanctions in the United States and abroad which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill; decisions to change our business mix; failure to manage credit and fraud risks presented by our agents, clients and consumers; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services; changes in tax laws, or their interpretation, including with respect to United States tax reform legislation enacted in December 2017 (the "Tax Act"), any subsequent regulation and potential related state income tax impacts, and unfavorable resolution of tax contingencies; adverse rating actions by credit rating agencies; our ability to realize the anticipated benefits from business transformation, productivity and cost-savings, and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations in the United States, and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney’s Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the "Joint Settlement Agreements"), and those associated with the January 4, 2018 consent order which resolved a matter with the New York State Department of Financial Services (the "NYDFS Consent Order"); liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation ("GDPR") approved by the European Union ("EU"); failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection and derivative transactions; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations or industry standards affecting our business; and (iii) other events, such as: catastrophic events; and management’s ability to identify and manage these and other risks.

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily include our electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. The majority of our cash-based bill payments services are led by one executive, and the majority of our electronic-based bill payments services are led by another executive. The Chief Operating Decision Maker ("CODM") allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, are also included in "Other." Additional information on our reportable segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2019 compared to the same period in 2018. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues and operating income for the three months ended March 31, 2019 were negatively impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $77.2 million for the three months ended March 31, 2019, relative to the corresponding period in the prior year. Included within this amount is an impact related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $50.0 million for the three months ended March 31, 2019, relative to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $18.1 million for the three months ended March 31, 2019, relative to the corresponding period in the prior year. Included within this amount is an impact related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $13.7 million for the three months ended March 31, 2019, relative to the corresponding period in the prior year.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States electronic bill payments business known as “Speedpay”, which is included as a component of “Other” in our segment reporting. We will receive approximately $750 million in the all-cash transaction that is expected to close during the second quarter of 2019, and we will record a gain on the sale. Speedpay revenues were $88.2 million and $95.0 million, and direct operating expenses were $67.6 million and $66.1 million for the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018	% Change
Revenues	$1,337.0	$1,389.4	(4)%
Expenses:
Cost of services	785.0	825.4	(5)%
Selling, general and administrative	300.8	299.1	1%
Total expenses	1,085.8	1,124.5	(3)%
Operating income	251.2	264.9	(5)%
Other income/(expense):
Interest income	2.1	0.7	(a)
Interest expense	(39.7)	(35.5)	12%
Other income, net	2.5	4.4	(42)%
Total other expense, net	(35.1)	(30.4)	15%
Income before income taxes	216.1	234.5	(8)%
Provision for income taxes	43.0	20.9	(a)
Net income	$173.1	$213.6	(19)%
Earnings per share:
Basic	$0.40	$0.46	(13)%
Diluted	$0.39	$0.46	(15)%
Weighted-average shares outstanding:
Basic	437.7	460.3
Diluted	439.9	463.6

(a)	Calculation not meaningful.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2019 compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	% Change
Revenues, as reported - (GAAP)	$1,337.0	$1,389.4	(4)%
Foreign currency impact (a)			6%
Revenue change, constant currency adjusted - (Non-GAAP)			2%

(a)

Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $77.2 million for the three months ended March 31, 2019 when compared to foreign currency rates in the prior year period. Included within this amount is an impact related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $50.0 million for the three months ended March 31, 2019, when compared to foreign currency rates in the prior year period.

For the three months ended March 31, 2019, GAAP revenues decreased, when compared to the corresponding period in the prior year.  The decrease in revenue was due to fluctuations in the exchange rate between the United States dollar and other currencies, which negatively impacted revenue by 6%. The increase in revenues constant currency adjusted (Non-GAAP) for the three months ended March 31, 2019 was primarily the result of an increase in local currency revenue per transaction in our Argentine operations, including in our cash-based bill payment business, primarily due to inflation.

Operating expenses overview

Enhanced regulatory compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, along with enhancements to improve consumer protection, including related to the Joint Settlement Agreements and the NYDFS Consent Order described further in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies," and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Cost of services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three months ended March 31, 2019. Cost of services decreased for the three months ended March 31, 2019, compared to the corresponding period in the prior year, due to decreased variable costs, including agent commissions in our Consumer-to-Consumer money transfer business, which vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies, and decreases in various operating expenses.

Selling, general and administrative

Selling, general and administrative increased for the three months ended March 31, 2019, compared to the corresponding period in the prior year, due to increases in costs related to strategic initiatives.

Total other expense, net

Total other expense, net increased for the three months ended March 31, 2019, compared to the corresponding period in the prior year, due to higher interest expense related to an increase in our weighted-average debt balances outstanding compared to the prior period.

Income taxes

Our effective tax rates on pre-tax income were 19.9% and 8.9% for the three months ended March 31, 2019 and 2018, respectively. The increase in our effective tax rate for the three months ended March 31, 2019 compared to the prior period was primarily due to discrete tax benefits recognized in the three months ended March 31, 2018 and an increase in 2019 forecasted domestic pre-tax income relative to the prior year. The discrete benefits in the three months ended March 31, 2018 included adjustments to our accounting for the implementation of the Tax Act during the first quarter of 2018 which reduced our effective tax rate by 2.6 percentage points, as certain of the Tax Act’s impacts had been provisionally estimated during the prior period.

We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2019, the total amount of tax contingency reserves was $307.9 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings per share

During the three months ended March 31, 2019 and 2018, basic earnings per share were $0.40 and $0.46, respectively, and diluted earnings per share were $0.39 and $0.46, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2019 and 2018, there were 4.4 million and 2.0 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for the three months ended March 31, 2019 compared to the corresponding period in the prior year were impacted by the previously described factors impacting net income, partially offset by lower weighted-average shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
Consumer-to-Consumer	79%	79%
Business Solutions	7%	7%
Other	14%	14%
	100%	100%

Segment operating margins have not been adjusted for the expected reallocation of corporate overhead expenses that is anticipated after the divestiture of the Speedpay business in the second quarter of 2019.

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(dollars and transactions in millions)	2019	2018	% Change
Revenues	$1,056.9	$1,091.0	(3)%
Operating income	$233.3	$241.7	(3)%
Operating income margin	22%	22%
Key indicator:
Consumer-to-Consumer transactions	69.1	67.8	2%

We view our Consumer-to-Consumer money transfer service, including our online money transfer transactions through Western Union branded websites and mobile apps (“westernunion.com”), as one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include westernunion.com in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The geographic split for transactions and revenue in the table that follows, including transactions conducted through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are transactions conducted through westernunion.com for the three months ended March 31, 2019 and 2018, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions that are conducted through westernunion.com and the related revenues.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Three Months Ended March 31, 2019
			Constant
			Currency
	Revenue		Revenue
	Growth/	Foreign	Growth/
	(Decline), as	Exchange	(Decline) (a) -	Transaction
	Reported -	Translation	(Non-	Growth/
	(GAAP)	Impact	GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	1%	0%	1%	0%
Europe and Russia/CIS ("EU & CIS")	(3)%	(4)%	1%	5%
Middle East, Africa, and South Asia ("MEASA")	(7)%	(1)%	(6)%	1%
Latin America and the Caribbean ("LACA") (b)	(2)%	(14)%	12%	9%
East Asia and Oceania ("APAC")	(13)%	(2)%	(11)%	(6)%
Total Consumer-to-Consumer growth/(decline):	(3)%	(3)%	0%	2%

westernunion.com (c)	17%	(2)%	19%	19%

(a)

Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.

(b)

Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation.

(c)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	38%	36%
EU & CIS	32%	32%
MEASA	15%	16%
LACA	9%	9%
APAC	6%	7%

Westernunion.com, which is included in the regional percentages above, represented approximately 13% and 11% of our Consumer-to-Consumer revenues for the three months ended March 31, 2019 and 2018, respectively.

Our consumers transferred $20.9 billion and $20.8 billion in Consumer-to-Consumer principal for the three months ended March 31, 2019 and 2018, of which $19.1 billion and $18.9 billion related to cross-border principal for the same corresponding periods described above, respectively.

Revenues

Consumer-to-Consumer money transfer revenue decreased 3% for the three months ended March 31, 2019, compared to the corresponding period in the prior year, with transaction growth of 2%. Constant currency revenue was flat, as fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% for the three months ended March 31, 2019 compared to the corresponding period in the prior year.

Our NA region revenue increased 1% for the three months ended March 31, 2019, compared to the corresponding period in the prior year, with flat transaction growth. The increase in revenue for the three months ended March 31, 2019 was primarily due to transaction growth in our United States outbound services, including to Mexico, partially offset by lower revenue generated from money transfers sent and received within the United States.

Our EU & CIS region revenue decreased 3% for the three months ended March 31, 2019, compared to the corresponding period in the prior year, with transaction growth of 5%. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 4% for the three months ended March 31, 2019. Revenue was positively impacted by transaction growth in France and Spain for the three months ended March 31, 2019.

Our MEASA region revenue decreased 7% for the three months ended March 31, 2019, compared to the corresponding period in the prior year, with transaction growth of 1%. Revenue for the three months ended March 31, 2019 was negatively impacted by net price decreases. Additionally, fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 1% for the three months ended March 31, 2019.

Our LACA region revenue decreased 2% for the three months ended March 31, 2019, compared to the corresponding period in the prior year, with transaction growth of 9%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 14% for the three months ended March 31, 2019. Revenues were negatively impacted by the strengthening of the United States dollar against the Argentine peso, partially offset by an increase in local currency revenue per transaction, primarily due to inflation.

Our APAC region revenue decreased 13% for the three months ended March 31, 2019, compared to the corresponding period in the prior year, on transaction declines of 6%. Fluctuations in the exchange rate between the United States dollar and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for the three months ended March 31, 2019. Revenue for the three months ended March 31, 2019 was negatively impacted by net price decreases.

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

Operating income

Consumer-to-Consumer operating income decreased 3% during the three months ended March 31, 2019 compared to the corresponding period in the prior year. Results for the three months ended March 31, 2019 were negatively impacted by the revenue declines described above, partially offset by decreased variable costs, including agent commissions, and decreases in various operating expenses. Revenues were negatively impacted, and expenses were favorably impacted by fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges. The operating margin for the three months ended March 31, 2019 was materially consistent with the corresponding period in the prior year.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	% Change
Revenues	$95.6	$96.7	(1)%
Operating income	$8.6	$2.8	(a)
Operating income margin	9%	3%

(a)	Calculation not meaningful.

Revenues

Business Solutions revenue decreased 1% for the three months ended March 31, 2019 when compared to the corresponding period in the prior year. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 5% for the three months ended March 31, 2019.

Operating income

For the three months ended March 31, 2019, operating income and operating income margin increased when compared to the corresponding period in the prior year due to certain expense reductions, some of which are not expected to recur.

Other

Other primarily consists of Speedpay and our cash-based bill payments businesses in Argentina, both of which facilitate bill payments from consumers to businesses and other organizations.  As previously described, we entered into an agreement on February 28, 2019 to sell Speedpay, and we expect the transaction to close during the second quarter of 2019. Speedpay revenues were $88.2 million and $95.0 million, and direct operating expenses were $67.6 million and $66.1 million for the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth Other results for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	% Change
Revenues	$184.5	$201.7	(9)%
Operating income	$9.3	$20.4	(55)%
Operating income margin	5%	10%

Revenues

Other revenue decreased 9% for the three months ended March 31, 2019 compared to the corresponding period in the prior year, primarily due to the strengthening of the United States dollar against foreign currencies, including the Argentine peso, and a decrease in Speedpay revenues.

Operating income

Other operating income decreased for the three months ended March 31, 2019, compared to the corresponding period in the prior year, due to the decrease in revenues as described above, and an increase in costs related to strategic initiatives. The change in operating margin was also due to these factors.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings and timing of income tax payments, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments of our 2017 United States federal tax liability, including amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries as specified in the Tax Act, are due in the second quarter of each year through 2025.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2024 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of March 31, 2019, we had no outstanding borrowings on our Revolving Credit Facility and $60.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $874 million, which includes $41 million related to Speedpay, and $973 million, respectively. As described in Part I, Item 1, Financial Statements, Note 4, “Assets and Liabilities Held For Sale,” we expect to complete the sale of Speedpay during the second quarter of 2019 and to receive approximately $750 million in cash, and we expect that our use of the net proceeds on the sale, after taxes on the gain from the transaction, will be consistent with our liquidity objective and debt service needs, as further discussed below. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as "Settlement assets" on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as "Cash and cash equivalents" within "Settlement assets," to fund settlement obligations.

Investment securities, classified within "Settlement assets," were $1.4 billion and $1.2 billion as of March 31, 2019 and December 31, 2018, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed rate term notes and variable rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2019, all investments with a single issuer and each individual security were less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $239.6 million during the three months ended March 31, 2019, from $132.7 million in the comparable period in the prior year. Cash provided by operating activities for the three months ended March 31, 2018 was impacted by cash payments of $60 million related to the NYDFS Consent Order, in addition to payments related to our business transformation initiative. Cash provided by operating activities can also be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of March 31, 2019, we have outstanding borrowings at par value of $3,384.9 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2019 to 2040, and our borrowings also include our floating rate notes due in 2019 and our floating rate term loan.

Our Revolving Credit Facility expires in January 2024 and provides for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250 million letter of credit sub-facility. Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 110 basis points. A facility fee is also payable quarterly at an annual rate of 15 basis points on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of March 31, 2019, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $60.0 million of commercial paper borrowings outstanding as of March 31, 2019. During the three months ended March 31, 2019, the average commercial paper balance outstanding was $101.1 million and the maximum balance outstanding was $371.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $37.6 million and $37.2 million for the three months ended March 31, 2019 and 2018, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the three months ended March 31, 2019, 9.7 million shares were repurchased for $175.0 million, excluding commissions, at an average cost of $18.06. No shares were repurchased during the three months ended March 31, 2018. As of March 31, 2019, $369.2 million and $1.0 billion remained available under the share repurchase authorizations approved by the Company’s Board of Directors through December 31, 2019 and December 31, 2021, respectively.

Our Board of Directors declared a quarterly cash dividend of $0.20 per common share for the first quarter of 2019, representing $87.4 million in total dividends.

Debt Service Requirements

Our 2019 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. In May 2019, our 2019 notes of $250.0 million and floating rate notes of $250.0 million will mature. We plan to fund these maturities using commercial paper and cash, including cash generated from operations.

2017 United States Federal Tax Liability

As previously discussed, the Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, which we have elected to pay in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10‑K for the year ended December 31, 2018. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $285 million in outstanding letters of credit and bank guarantees as of March 31, 2019 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that we may provide as part of our legal matters described in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies."

As of March 31, 2019, our total amount of unrecognized income tax benefits was $317.4 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10‑K for the year ended December 31, 2018, for which there were no material changes, included:

•	Income taxes, including income tax contingencies
•	Derivative financial instruments
•	Other intangible assets
•	Goodwill
•	Legal contingencies

In our Annual Report on Form 10-K, we disclosed that the fair value of the Business Solutions reporting unit was sensitive to changes in projections for revenue growth rates and EBITDA margins, quantified the decrease in the projected revenue growth rate that would result in the fair value of the reporting unit approximating its carrying value, and described key factors impacting our ability to achieve the projected revenue growth and EBITDA margins. The reporting unit's fair value continues to be sensitive to changes in projected revenue growth rates and EBITDA margins, which are impacted by these same factors. As of March 31, 2019, the Business Solutions reporting unit had goodwill of $532 million.

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

We have bill payment, money transfer, and other operations in Argentina, which together represented less than 5% of our total consolidated revenues for the three months ended March 31, 2019 and 2018. The strengthening of the United States dollar against the Argentine peso has had adverse impacts on our historical results of operations and cash flows, as our Argentine peso-denominated revenue and operating income have been reduced when translated into United States dollars for inclusion in our financial statements. Additionally, beginning in the third quarter of 2018, we reflected the impact of all changes in the value of the Argentine peso on our monetary assets and liabilities in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for our money transfer operations, whereas these effects were reflected in other comprehensive income for our bill payment operations. This designation did not have a material impact on our financial position and results of operations during the three months ended March 31, 2019. To mitigate the risks associated with fluctuations in the value of the Argentine peso, we manage our working capital balances to have minimal net monetary assets denominated in the Argentine peso. Furthermore, the impact on our results of operations from potential declines in the value of Argentine peso may be limited because of fee increases we implement that correspond to inflation in Argentina.

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

As of December 31, 2018, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $30 million based on our 2019 forecast of unhedged exposure to foreign currency at that date. As of March 31, 2019, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of March 31, 2019 of approximately $2.3 billion. Approximately $1.4 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption classified within "Settlement assets" in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders’ deficit" on our Condensed Consolidated Balance Sheets.

As of March 31, 2019, we had a total of approximately $1.4 billion of borrowings, not including commercial paper, that are subject to floating interest rates. Our Floating Rate Notes had an outstanding balance of $250.0 million as of March 31, 2019 and had an effective interest rate of 3.7% or 80 basis points above three-month LIBOR. In addition, as of March 31, 2019, a total of $175.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 325 basis points above LIBOR. Finally, interest on $950 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings of $60.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of March 31, 2019, our weighted-average effective rate on total borrowings was approximately 4.6%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors. in our Annual Report on Form 10‑K for the year ended December 31, 2018.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $14 million based on borrowings, net of the impact of hedges, on March 31, 2019 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2019 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $14 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under the caption "Risk Management" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2019, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2019, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2019, we implemented the new lease accounting standard and implemented additional controls over financial reporting to gather information required for financial statement presentation, as well as to provide for the additional disclosures required by the new standard. There were no other changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10‑Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ deficit for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows, and stockholders’ equity/(deficit) for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 21, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Denver, Colorado
May 7, 2019

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Derivative Actions

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of a settlement agreement signed on February 11, 2010 between Western Union Financial Services, Inc. (“WUFSI”) and the State of Arizona regarding WUFSI’s anti-money laundering (“AML”) compliance programs along the United States and Mexico border ("Southwest Border Agreement"), including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties’ joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below. On February 13, 2019, the case was administratively closed, although the Court indicated that a motion could be filed to re-open the matter.

In 2014, Stanley Lieblein, R. Andre Klein, City of Cambridge Retirement System, Mayar Fund Ltd, Louisiana Municipal Police Employees’ Retirement System, MARTA/ATU Local 732 Employees Retirement Plan, and The Police Retirement System of St. Louis filed shareholder derivative complaints in the United States District Court for the District of Colorado (or were removed to the United States District Court for the District of Colorado) naming the Company’s President and Chief Executive Officer and certain current and former directors and a former executive officer as individual defendants, and the Company as a nominal defendant. On January 5, 2015, the court entered an order consolidating the actions and appointing City of Cambridge Retirement System and MARTA/ATU Local 732 Employees Retirement Plan as co-lead plaintiffs. On February 4, 2015, co-lead plaintiffs filed a verified consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer and nine current or former executive officers and directors as individual defendants, and the Company as a nominal defendant. The consolidated complaint asserts separate claims for breach of fiduciary duty against the director defendants and the officer defendants, claims against all of the individual defendants for violations of section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), corporate waste and unjust enrichment, and a claim against the former executive officer for breach of fiduciary duties for insider selling and misappropriation of information. The breach of fiduciary duty claim against the director defendants includes allegations that they declined to implement an effective AML compliance system after receiving numerous red flags indicating prolonged willful illegality, obstructed the efforts of the monitor assigned to the Company pursuant to the Southwest Border Agreement to impose effective compliance systems on the Company, failed to take action in response to alleged Western Union management efforts to undermine the monitor, reappointed the same directors to the Audit Committee and Corporate Governance and Public Policy Committees constituting a majority of those committees between 2006 and 2014, appointed a majority of directors to the Compliance Committee who were directly involved in overseeing the alleged misconduct as members of the Audit Committee and the Corporate Governance and Public Policy Committee, caused the Company to materially breach the Southwest Border Agreement, caused the Company to repurchase its stock at artificially inflated prices, awarded the Company’s senior executives excessive compensation despite their responsibility for the Company’s alleged willful non-compliance with state and federal AML laws, and failed to prevent the former executive officer from misappropriating and profiting from nonpublic information when making allegedly unlawful stock sales. The breach of fiduciary duty claim against the officer defendants includes allegations that they caused the Company and allowed its agents to ignore the recording and reporting requirements of the United States Bank Secrecy Act and parallel AML laws and regulations for a prolonged period of time, authorized and implemented AML policies and practices that they knew or should have known to be inadequate, caused the Company to fail to comply with the Southwest Border Agreement and refused to implement and maintain adequate internal controls.

The claim for violations of section 14(a) of the Exchange Act includes allegations that the individual defendants caused the Company to issue proxy statements in 2012, 2013 and 2014 containing materially incomplete and inaccurate disclosures - in particular, by failing to disclose the extent to which the Company’s financial results depended on the non-compliance with AML requirements, the Board’s awareness of the regulatory and criminal enforcement actions in real time pursuant to the 2003 Consent Agreement with the California Department of Financial Institutions and that the directors were not curing violations and preventing misconduct, the extent to which the Board considered the flood of increasingly severe red flags in their determination to re-nominate certain directors to the Audit Committee between 2006 and 2010, and the extent to which the Board considered ongoing regulatory and criminal investigations in awarding multi-million dollar compensation packages to senior executives. The corporate waste claim includes allegations that the individual defendants paid or approved the payment of undeserved executive and director compensation based on the illegal conduct alleged in the consolidated complaint, which exposed the Company to civil liabilities and fines. The corporate waste claim also includes allegations that the individual defendants made improper statements and omissions, which forced the Company to expend resources in defending itself in City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed, authorized the repurchase of over $1.565 billion of the Company’s stock at prices they knew or recklessly were aware, were artificially inflated, failed to maintain sufficient internal controls over the Company’s marketing and sales process, failed to consider the interests of the Company and its shareholders, and failed to conduct the proper supervision. The claim for unjust enrichment includes allegations that the individual defendants derived compensation, fees and other benefits from the Company and were otherwise unjustly enriched by their wrongful acts and omissions in managing the Company. The claim for breach of fiduciary duties for insider selling and misappropriation of information includes allegations that the former executive sold Company stock while knowing material, nonpublic information that would have significantly reduced the market price of the stock. On March 16, 2015, the defendants filed a motion to dismiss the consolidated complaint. On March 31, 2016, the Court entered an order granting the defendants’ collective motion to dismiss without prejudice, denying as moot a separate motion to dismiss that was filed by the former executive officer, and staying the order for 30 days, within which plaintiffs could file an amended complaint that cured the defects noted in the order. On May 2, 2016, co-lead plaintiffs filed a verified amended consolidated shareholder derivative complaint naming the Company’s President and Chief Executive Officer, six of its current directors (including the Company’s President and Chief Executive Officer, who also serves as a director) and three of its former directors as individual defendants, and the Company as a nominal defendant. The amended complaint, among other things, drops the claims against the former executive officer named in the prior complaint, realleges and narrows the breach of fiduciary duty claims, and drops the remaining claims. On June 15, 2016, defendants filed a motion to dismiss the amended consolidated shareholder derivative complaint. On August 1, 2016, plaintiffs filed an opposition to the motion to dismiss. On September 1, 2016, defendants filed a reply brief in support of the motion to dismiss. On February 24, 2017, plaintiffs filed a motion to supplement the amended complaint with allegations relating to the Deferred Prosecution Agreement (the “DPA”), the criminal information filed in the United States District Court for the Middle District of Pennsylvania, and the United States Federal Trade Commission’s (“FTC”) January 19, 2017 Complaint for Permanent Injunctive and Other Equitable Relief and the Consent Order referenced in the United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements section in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies." The same day, the Court granted plaintiffs’ request to supplement the complaint, ordered them to file a second amended complaint, denied without prejudice defendants’ motion to dismiss and granted defendants leave to renew the motion to dismiss. On March 17, 2017, plaintiffs filed a second amended derivative complaint. On September 29, 2017, the Court granted defendants’ motion to dismiss the second amended derivative complaint. On December 19, 2017, plaintiffs filed an appeal brief in the United States Court of Appeals for the Tenth Circuit, seeking reversal of the dismissal, to which the Company filed an opposition on February 20, 2018. Plaintiffs filed a reply brief on March 30, 2018. On April 16, 2019, the United States Court of Appeals for the Tenth Circuit affirmed the dismissal of the second amended derivative complaint.

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

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b‑5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17‑cv‑00474‑KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b‑5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018, and on March 27, 2019, the Court dismissed the action in its entirety with prejudice and entered final judgment in the defendants’ favor on March 28, 2019. On April 26, 2019, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. Due to the stage of this matter, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

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

On April 26, 2018, the Company, its WUFSI subsidiary, its President and Chief Executive Officer, and various “Doe Defendants” (purportedly including Western Union officers, directors, and agents) were named as defendants in a purported class action lawsuit asserting claims for alleged violations of civil Racketeer Influenced and Corrupt Organizations Act and the Colorado Organized Crime Act, civil theft, negligence, unjust enrichment, and conversion under the caption Frazier et al. v. The Western Union Company et al., Civil Action No. 1:18‑cv‑00998‑KLM (D. Colo.). The complaint alleges that, during the purported class period of January 1, 2004 to the present, and based largely on the admissions and allegations relating to the DPA, the FTC Consent Order, and the NYDFS Consent Order, as described further in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies," the defendants engaged in a scheme to defraud customers through Western Union’s money transfer system. The plaintiffs filed an amended complaint on July 17, 2018. The amended complaint is similar to the original complaint, although it adds additional named plaintiffs and additional counts, including claims on behalf of putative California, Florida, Georgia, Illinois, and New Jersey subclasses for alleged violations of the California Unfair Competition Law, the Florida Deceptive and Unfair Trade Practices Act, the Georgia Fair Business Practices Act, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the New Jersey Consumer Fraud Act. On August 28, 2018, the Company and the other defendants moved to stay the action in favor of individual arbitrations with the named plaintiffs, which defendants contend are contractually required. On March 27, 2019, the Court granted that motion and stayed the action pending individual arbitrations with the named plaintiffs. To date, no such individual arbitration requests have been filed. Due to the stage of the matter, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the other defendants intend to vigorously defend themselves in this matter.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2019:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased*	Paid per Share	Plans or Programs**	Programs (In millions)
January 1 - 31	3,831,631	$17.70	3,830,020	$476.4
February 1 - 28	2,312,560	$18.10	1,767,748	$1,444.2
March 1 - 31	4,103,261	$18.33	4,091,610	$1,369.2
Total	10,247,452	$18.04	9,689,378

*     These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**   On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $369.2 million remained available as of March 31, 2019. On February 28, 2019, the Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, all of which  remained available as of March 31, 2019. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 3, 2019, the Company entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture dated as of November 17, 2006 (as supplemented), between the Company and Wells Fargo Bank, National Association, as trustee.  The Second Supplemental Indenture amends the Company’s (a) 3.350% Notes due 2019, (b) Floating Rate Notes due 2019, (c) 3.600% Notes due 2022, (d) 4.250% Notes due 2023, and (e) 6.200% Notes Due 2040 (collectively, the “Notes”).  The Second Supplemental Indenture provides that, under certain circumstances, the number of rating agencies that must lower the rating of the Notes from investment grade to below investment grade in connection with a change of control to cause a change of control triggering event will be reduced to two or one agency instead of three rating agencies.

Item 6. Exhibits

See "Exhibit Index" for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

4.1	Second Supplemental Indenture, dated as of May 3, 2019, between The Western Union Company and Wells Fargo Bank, National Association, as trustee.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

Date: May 7, 2019	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Executive Vice President, Chief Financial Officer and Global Operations (Principal Financial Officer)

Date: May 7, 2019	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)