Form 10-Q
period 2019-06-30
Western Union CO
filed 2019-08-01
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 29, 2019, 423,891,013 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$1,340.5	$1,411.1	$2,677.5	$2,800.5
Expenses:
Cost of services	776.4	829.2	1,561.4	1,654.6
Selling, general and administrative	305.2	298.3	606.0	597.4
Total expenses	1,081.6	1,127.5	2,167.4	2,252.0
Operating income	258.9	283.6	510.1	548.5
Other income/(expense):
Gain on divestitures of businesses (Note 4)	524.6	—	524.6	—
Interest income	1.0	1.3	3.1	2.0
Interest expense	(38.6)	(37.5)	(78.3)	(73.0)
Other income/(expense), net	(0.3)	8.1	2.2	12.5
Total other income/(expense), net	486.7	(28.1)	451.6	(58.5)
Income before income taxes	745.6	255.5	961.7	490.0
Provision for income taxes	130.8	37.9	173.8	58.8
Net income	$614.8	$217.6	$787.9	$431.2
Earnings per share:
Basic	$1.43	$0.48	$1.82	$0.94
Diluted	$1.42	$0.47	$1.81	$0.93
Weighted-average shares outstanding:
Basic	430.0	457.2	433.8	458.8
Diluted	432.3	459.6	436.1	461.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$614.8	$217.6	$787.9	$431.2
Other comprehensive income/(loss), net of tax (Note 10):
Unrealized gains/(losses) on investment securities	9.9	0.8	22.9	(7.9)
Unrealized gains/(losses) on hedging activities	(5.9)	37.4	(2.0)	34.3
Foreign currency translation adjustments	—	(12.5)	—	(19.5)
Defined benefit pension plan adjustments	1.9	2.3	4.4	4.4
Total other comprehensive income	5.9	28.0	25.3	11.3
Comprehensive income	$620.7	$245.6	$813.2	$442.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$1,210.2	$973.4
Settlement assets	3,728.4	3,813.8
Property and equipment, net of accumulated depreciation of $698.9 and $702.4, respectively	224.1	270.4
Goodwill	2,566.6	2,725.0
Other intangible assets, net of accumulated amortization of $1,053.0 and $1,047.6, respectively	535.5	598.2
Other assets (Note 5)	778.5	616.0
Total assets	$9,043.3	$8,996.8
Liabilities and Stockholders' Equity/(Deficit)
Liabilities:
Accounts payable and accrued liabilities	$467.2	$564.9
Settlement obligations	3,728.4	3,813.8
Income taxes payable	1,076.2	1,054.0
Deferred tax liability, net	166.3	161.1
Borrowings	3,080.2	3,433.7
Other liabilities (Note 5)	494.8	279.1
Total liabilities	9,013.1	9,306.6

Commitments and contingencies (Note 7)

Stockholders' equity/(deficit):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 425.9 shares and 441.2 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4.3	4.4
Capital surplus	801.3	755.6
Accumulated deficit	(569.7)	(838.8)
Accumulated other comprehensive loss	(205.7)	(231.0)
Total stockholders' equity/(deficit)	30.2	(309.8)
Total liabilities and stockholders' equity/(deficit)	$9,043.3	$8,996.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$787.9	$431.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38.2	38.7
Amortization	91.4	93.7
Gain on divestitures of businesses, excluding transaction costs (Note 4)	(532.1)	—
Other non-cash items, net	52.3	(0.7)
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	12.3	(42.7)
Accounts payable and accrued liabilities	(59.3)	(140.4)
Income taxes payable	21.5	(84.4)
Other liabilities	(9.6)	3.3
Net cash provided by operating activities	402.6	298.7
Cash flows from investing activities
Capitalization of contract costs	(24.5)	(19.2)
Capitalization of purchased and developed software	(19.1)	(13.0)
Purchases of property and equipment	(31.4)	(58.3)
Proceeds from divestitures of businesses, net of cash divested (Note 4)	732.6	—
Purchases of non-settlement related investments and other	(4.5)	(2.5)
Proceeds from maturity of non-settlement related investments	19.8	12.9
Purchases of held-to-maturity non-settlement related investments	(1.3)	(1.4)
Proceeds from held-to-maturity non-settlement related investments	15.4	12.8
Net cash provided by/(used in) investing activities	687.0	(68.7)
Cash flows from financing activities
Cash dividends paid	(172.9)	(173.3)
Common stock repurchased (Note 10)	(341.6)	(252.6)
Net proceeds from commercial paper	143.0	—
Net proceeds from issuance of borrowings	—	297.8
Principal payments on borrowings	(500.0)	—
Proceeds from exercise of options	20.5	8.9
Other financing activities	(0.8)	(5.2)
Net cash used in financing activities	(851.8)	(124.4)
Net change in cash, cash equivalents and restricted cash	237.8	105.6
Cash, cash equivalents and restricted cash at beginning of period	979.7	844.4
Cash, cash equivalents and restricted cash at end of period	$1,217.5	$950.0
Supplemental cash flow information:
Interest paid	$78.1	$68.0
Income taxes paid	$156.6	$149.1
Cash paid for lease liabilities	$24.3	$—
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 5)	$269.1	$—
Restricted cash at end of period (included in Other assets)	$7.3	$11.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity/(Deficit)
Balance, December 31, 2018	441.2	$4.4	$755.6	$(838.8)	$(231.0)	$(309.8)
Net income	—	—	—	173.1	—	173.1
Stock-based compensation	—	—	13.7	—	—	13.7
Common stock dividends ($0.20 per share)	—	—	—	(87.4)	—	(87.4)
Repurchase and retirement of common shares	(10.2)	(0.1)	—	(184.9)	—	(185.0)
Shares issued under stock-based compensation plans	1.9	—	1.8	—	—	1.8
Other comprehensive income (Note 10)	—	—	—	—	19.4	19.4
Balance, March 31, 2019	432.9	4.3	771.1	(938.0)	(211.6)	(374.2)
Net income	—	—	—	614.8	—	614.8
Stock-based compensation	—	—	11.6	—	—	11.6
Common stock dividends ($0.20 per share)	—	—	—	(85.5)	—	(85.5)
Repurchase and retirement of common shares	(8.3)	—	—	(161.0)	—	(161.0)
Shares issued under stock-based compensation plans	1.3	—	18.6	—	—	18.6
Other comprehensive income (Note 10)	—	—	—	—	5.9	5.9
Balance, June 30, 2019	425.9	$4.3	$801.3	$(569.7)	$(205.7)	$30.2

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2017	459.0	$4.6	$697.8	$(965.9)	$(227.9)	$(491.4)
Adoption of accounting pronouncements as of January 1, 2018	—	—	—	30.7	(31.4)	(0.7)
Net income	—	—	—	213.6	—	213.6
Stock-based compensation	—	—	13.8	—	—	13.8
Common stock dividends ($0.19 per share)	—	—	—	(87.5)	—	(87.5)
Repurchase and retirement of common shares	(0.5)	—	—	(11.8)	—	(11.8)
Shares issued under stock-based compensation plans	2.1	—	3.8	—	—	3.8
Other comprehensive loss (Note 10)	—	—	—	—	(16.7)	(16.7)
Balance, March 31, 2018	460.6	4.6	715.4	(820.9)	(276.0)	(376.9)
Net income	—	—	—	217.6	—	217.6
Stock-based compensation	—	—	11.6	—	—	11.6
Common stock dividends ($0.19 per share)	—	—	—	(85.8)	—	(85.8)
Repurchase and retirement of common shares	(12.4)	(0.1)	—	(250.8)	—	(250.9)
Shares issued under stock-based compensation plans	0.5	—	5.1	—	—	5.1
Other comprehensive income (Note 10)	—	—	—	—	28.0	28.0
Balance, June 30, 2018	448.7	$4.5	$732.1	$(939.9)	$(248.0)	$(451.3)

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business

The Western Union Company ("Western Union" or the "Company") is a leader in global money movement and payment services, providing people and businesses with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are primarily available through a network of agent locations in more than 200 countries and territories and through online money transfer transactions conducted through Western Union branded websites and mobile apps (“westernunion.com”). Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

●	Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company views its multi-currency money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.
●	Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily includes the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. The Company’s money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures are also included in "Other." See Note 15 for further information regarding the Company’s segments.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of June 30, 2019 and December 31, 2018 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2019 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Additionally, the standard requires certain credit losses relating to investment securities classified as available-for-sale to be recorded through an allowance for credit losses. The Company is required to adopt the new standard on January 1, 2020. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations, cash flows, and related disclosures.

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

The Company recognized $1,275.0 million and $1,361.3 million for the three months ended June 30, 2019 and 2018, and $2,550.4 million and $2,707.3 million for the six months ended June 30, 2019 and 2018, in revenues from contracts with customers, respectively. There are no material upfront costs incurred to obtain contracts with customers. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

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

Consumer Money Transfers

For the Company’s money transfer services, customers agree to the Company’s terms and conditions at the time of initiating a transaction. In a money transfer, the Company has one performance obligation as the customer engages the Company to perform one integrated service which typically occurs within minutes — collect the customer’s money and make funds available for payment to a designated person in the currency requested. Therefore, the Company recognizes revenue upon completion of the following: 1) the customer’s acknowledgment of the Company’s terms and conditions and payment information has been received by the Company, 2) the Company has agreed to process the money transfer, 3) the Company has provided the customer a unique transaction identification number, and 4) funds are available to be picked up by the customer’s designated receiving party. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

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

Management has determined that the significant majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and six months ended June 30, 2019 and 2018 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended June 30, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$424.3	$23.3	$61.1	$14.1	$522.8
Europe and Russia/CIS	339.8	31.6	0.9	1.0	373.3
Middle East, Africa, and South Asia	159.9	0.5	0.1	—	160.5
Latin America and the Caribbean	98.8	1.0	32.3	4.1	136.2
East Asia and Oceania	65.4	16.4	0.4	—	82.2
Revenues from contracts with customers	$1,088.2	$72.8	$94.8	$19.2	$1,275.0
Other revenues (a)	24.7	22.8	11.3	6.7	65.5
Total revenues (b)	$1,112.9	$95.6	$106.1	$25.9	$1,340.5

	Six Months Ended June 30, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$819.8	$45.4	$176.2	$28.6	$1,070.0
Europe and Russia/CIS	663.0	63.5	1.5	1.9	729.9
Middle East, Africa, and South Asia	313.2	1.0	0.2	—	314.4
Latin America and the Caribbean	194.1	2.0	65.9	7.6	269.6
East Asia and Oceania	131.9	33.9	0.7	—	166.5
Revenues from contracts with customers	$2,122.0	$145.8	$244.5	$38.1	$2,550.4
Other revenues (a)	47.8	45.4	20.8	13.1	127.1
Total revenues (b)	$2,169.8	$191.2	$265.3	$51.2	$2,677.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended June 30, 2018
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$416.5	$23.8	$115.5	$14.5	$570.3
Europe and Russia/CIS	356.2	30.6	0.8	1.0	388.6
Middle East, Africa, and South Asia	165.1	0.3	0.1	—	165.5
Latin America and the Caribbean	95.4	0.8	42.3	3.7	142.2
East Asia and Oceania	76.7	17.5	0.5	—	94.7
Revenues from contracts with customers	$1,109.9	$73.0	$159.2	$19.2	$1,361.3
Other revenues (a)	17.6	20.1	6.5	5.6	49.8
Total revenues (b)	$1,127.5	$93.1	$165.7	$24.8	$1,411.1

	Six Months Ended June 30, 2018
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$811.1	$48.7	$238.6	$29.1	$1,127.5
Europe and Russia/CIS	701.7	62.9	1.6	2.0	768.2
Middle East, Africa, and South Asia	331.9	0.3	0.2	—	332.4
Latin America and the Caribbean	193.1	1.0	87.3	6.9	288.3
East Asia and Oceania	155.2	34.8	0.9	—	190.9
Revenues from contracts with customers	$2,193.0	$147.7	$328.6	$38.0	$2,707.3
Other revenues (a)	25.5	42.1	14.6	11.0	93.2
Total revenues (b)	$2,218.5	$189.8	$343.2	$49.0	$2,800.5
(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.
(b)	Revenues from "Consumer money transfers" are included in the Company’s Consumer-to-Consumer segment, revenues from "Foreign exchange and payment services" are included in the Company’s Business Solutions segment, and revenues from "Consumer bill payments" and "Other services" are not included in the Company’s segments and are reported as "Other." See Note 15 for further information on the Company’s segments.
(c)	On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay,” and closed the transaction on May 9, 2019. Included within North America revenues are Speedpay revenues of $37.2 million and $87.4 million for the three months ended June 30, 2019 and 2018, respectively, and $125.4 million and $182.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above the Company’s weighted-average share price during the periods and their effect was anti-dilutive, were 2.3 million and 1.9 million for the three months ended June 30, 2019 and 2018, respectively, and 3.4 million and 2.0 million for the six months ended June 30, 2019 and 2018, respectively.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic weighted-average shares outstanding	430.0	457.2	433.8	458.8
Common stock equivalents	2.3	2.4	2.3	2.8
Diluted weighted-average shares outstanding	432.3	459.6	436.1	461.6

4. Divestitures and Assets Held For Sale

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay,” which had been included as a component of “Other” in the Company’s segment reporting. The Company received approximately $750 million and recorded a pre-tax gain on the sale of approximately $524 million, which is included in “Gain on divestitures of businesses” in the accompanying Condensed Consolidated Statements of Income, in the all-cash transaction that closed on May 9, 2019. The final consideration and gain on sale is subject to a working capital adjustment to be settled in the third quarter of 2019. Speedpay revenues included in the Company’s results were $37.2 million and $87.4 million for the three months ended June 30, 2019 and 2018, respectively, and $125.4 million and $182.4 million for the six months ended June 30, 2019 and 2018, respectively. Speedpay direct operating expenses were $30.6 million and $61.6 million for the three months ended June 30, 2019 and 2018, respectively, and $98.2 million and $127.7 million for the six months ended June 30, 2019 and 2018, respectively.

On May 6, 2019, the Company completed the sale of Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. The Company recorded an immaterial pre-tax gain related to this sale in the three and six months ended June 30, 2019.

Property and equipment related to the Company’s former headquarters of $35.6 million, which is net of accumulated depreciation of $35.1 million, is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019, as the Company has classified this property and equipment as held for sale.

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

Substantially all of the Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of June 30, 2019, the total ROU asset and lease liability were $214.3 million and $259.3 million, respectively, and were included in “Other assets” and “Other liabilities,” respectively, in the Company’s

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidated Balance Sheets. The Company’s finance leases were not material as of June 30, 2019. Cash paid for lease liabilities is recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2019, operating lease costs were $14.3 million and $29.3 million, respectively, which were included in the Company’s Condensed Consolidated Statements of Income. Short-term and variable lease costs were not material for the three and six months ended June 30, 2019.

The Company’s leases have remaining terms from less than 1 year to 12 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Company the right to extend the lease by up to 12 years. However, a substantial majority of these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease terms and discount rates for operating lease liabilities:

June 30, 2019
Weighted-average remaining lease term (in years)	7.9
Weighted-average discount rate	6.7%

The following table represents maturities of operating lease liabilities as of June 30, 2019 (in millions):

Due within 1 year	$53.7
Due after 1 year through 2 years	47.8
Due after 2 years through 3 years	40.7
Due after 3 years through 4 years	34.7
Due after 4 years through 5 years	31.3
Due after 5 years	118.9
Total future minimum lease payments	327.1
Less imputed interest	(67.8)
Total	$259.3

6. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

				Assets/
				Liabilities at
	Fair Value Measurement Using			Fair
June 30, 2019	Level 1	Level 2	Level 3	Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$9.2	$—	$—	$9.2
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	1,144.7	—	1,144.7
State and municipal variable rate demand notes	—	316.3	—	316.3
Corporate and other debt securities	—	75.1	—	75.1
United States Treasury securities	10.0	—	—	10.0
Other assets:
Derivatives	—	202.8	—	202.8
Total assets	$19.2	$1,738.9	$—	$1,758.1
Liabilities:
Other liabilities:
Derivatives	$—	$145.9	$—	$145.9
Total liabilities	$—	$145.9	$—	$145.9

				Assets/
				Liabilities at
	Fair Value Measurement Using			Fair
December 31, 2018	Level 1	Level 2	Level 3	Value
Assets:
Cash and cash equivalents:
Measured at fair value through net income:
Money market funds	$27.0	$—	$—	$27.0
Settlement assets:
Measured at fair value through net income:
Money market funds	23.9	—	—	23.9
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	962.7	—	962.7
State and municipal variable rate demand notes	—	168.7	—	168.7
Corporate and other debt securities	—	69.5	—	69.5
United States Treasury securities	9.7	—	—	9.7
Other assets:
Derivatives	—	245.5	—	245.5
Total assets	$60.6	$1,446.4	$—	$1,507.0
Liabilities:
Other liabilities:
Derivatives	$—	$176.2	$—	$176.2
Total liabilities	$—	$176.2	$—	$176.2

No non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2019 and 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 in the fair value hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 11. As of June 30, 2019, the carrying value and fair value of the Company’s borrowings were $3,080.2 million and $3,175.1 million, respectively (see Note 12). As of December 31, 2018, the carrying value and fair value of the Company’s borrowings were $3,433.7 million and $3,394.6 million, respectively.

The Company holds investments in foreign corporate debt securities that are classified as held-to-maturity securities within Level 2 of the fair value hierarchy and are recorded at amortized cost in "Other assets" in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2019, the carrying value and fair value of the Company’s foreign corporate debt securities were $18.2 million and $18.4 million, respectively. As of December 31, 2018, both the carrying value and fair value of the Company’s foreign corporate debt securities were $32.9 million.

7. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $310 million in outstanding letters of credit and bank guarantees as of June 30, 2019 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $50 million as of June 30, 2019. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (a) the proceedings are in preliminary stages; (b) specific damages have not been sought; (c) damage claims are unsupported and/or unreasonable; (d) there is uncertainty as to the outcome of pending appeals or motions; (e) there are significant factual issues to be resolved; or (f) novel legal issues or unsettled legal theories are being asserted.

The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

complaint on January 16, 2018, and on March 27, 2019, the Court dismissed the action in its entirety with prejudice and entered final judgment in the defendants’ favor on March 28, 2019. On April 26, 2019, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. On June 24, 2019, plaintiffs filed their opening brief on appeal. Plaintiffs did not appeal the dismissal of one former executive officer and only appealed the district court’s conclusion that the remaining defendants did not make statements concerning the Company’s compliance programs with the requisite intent. Due to the stage of this matter, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

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

8. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2019 and 2018 totaled $14.4 million and $14.6 million, respectively, and $27.4 million and $28.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Settlement assets:
Cash and cash equivalents	$791.7	$1,247.8
Receivables from selling agents and Business Solutions customers	1,390.6	1,355.4
Investment securities	1,546.1	1,210.6
	$3,728.4	$3,813.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,812.9	$2,793.6
Payables to agents	915.5	1,020.2
	$3,728.4	$3,813.8

Investment securities included in "Settlement assets" in the Company’s Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. Variable-rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2052. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

The substantial majority of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the six months ended June 30, 2019 and 2018 were $3.5 billion and $4.9 billion, respectively.

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

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
June 30, 2019	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$9.2	$9.2	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,117.5	1,144.7	27.5	(0.3)	27.2
State and municipal variable rate demand notes	316.3	316.3	—	—	—
Corporate and other debt securities	74.6	75.1	0.6	(0.1)	0.5
United States Treasury securities	9.9	10.0	0.1	—	0.1
	1,518.3	1,546.1	28.2	(0.4)	27.8
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	18.2	18.4	0.2	—	0.2
	$1,545.7	$1,573.7	$28.4	$(0.4)	$28.0

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2018	Cost	Value	Gains	Losses	Gains/(Losses)
Cash and cash equivalents:
Money market funds	$27.0	$27.0	$—	$—	$—
Settlement assets:
Cash and cash equivalents:
Money market funds	23.9	23.9	—	—	—
Available-for-sale securities:
State and municipal debt securities (a)	963.4	962.7	6.1	(6.8)	(0.7)
State and municipal variable rate demand notes	168.7	168.7	—	—	—
Corporate and other debt securities	70.0	69.5	—	(0.5)	(0.5)
United States Treasury securities	9.9	9.7	—	(0.2)	(0.2)
	1,212.0	1,210.6	6.1	(7.5)	(1.4)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	32.9	32.9	—	—	—
	$1,295.8	$1,294.4	$6.1	$(7.5)	$(1.4)
(a)	The majority of these securities are fixed-rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of June 30, 2019 (in millions):

Fair
Value
Due within 1 year	$141.2
Due after 1 year through 5 years	508.3
Due after 5 years through 10 years	403.8
Due after 10 years	492.8
$1,546.1

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $7.6 million, $21.6 million, and $287.1 million were included in the categories "Due after 1 year through 5 years," "Due after 5 years through 10 years," and "Due after 10 years", respectively, in the table above. The held-to-maturity foreign corporate debt securities are due within one year.

10. Stockholders’ Equity/(Deficit)

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of tax (in millions). All amounts reclassified from accumulated other comprehensive loss affect the line items as indicated below within the Condensed Consolidated Statements of Income. Additionally, as described in the Company’s 2018 Annual Report on Form 10-K, in the first quarter of 2018, the Company adopted an accounting pronouncement and reclassified tax effects included within accumulated other comprehensive income/(loss) as a result of the United States tax reform legislation enacted in December 2017 (the “Tax Act”) to "Accumulated deficit" in the Condensed Consolidated Balance Sheets.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Unrealized gains/(losses) on investment securities, beginning of period	$11.9	$(5.5)	$(1.1)	$2.7
Unrealized gains/(losses)	13.0	1.1	29.8	(10.6)
Tax (expense)/benefit	(2.7)	(0.2)	(6.5)	2.4
Reclassification of (gains)/losses into "Revenues"	(0.6)	(0.1)	(0.6)	0.4
Tax expense/(benefit) related to reclassifications	0.2	—	0.2	(0.1)
Net unrealized gains/(losses) on investment securities	9.9	0.8	22.9	(7.9)
Reclassification of Tax Act effects into "Accumulated deficit"	—	—	—	0.5
Unrealized gains/(losses) on investment securities, end of period	$21.8	$(4.7)	$21.8	$(4.7)

Unrealized gains/(losses) on hedging activities, beginning of period	$11.3	$(46.0)	$7.4	$(40.6)
Unrealized gains/(losses)	(3.9)	31.8	0.5	19.5
Tax (expense)/benefit	0.1	(0.5)	1.0	(1.0)
Reclassification of (gains)/losses into "Revenues"	(2.1)	5.4	(3.5)	14.8
Reclassification of losses into "Interest expense"	—	0.9	—	1.7
Tax benefit related to reclassifications	—	(0.2)	—	(0.7)
Net unrealized gains/(losses) on hedging activities	(5.9)	37.4	(2.0)	34.3
Reclassification of Tax Act effects into "Accumulated deficit"	—	—	—	(2.3)
Unrealized gains/(losses) on hedging activities, end of period	$5.4	$(8.6)	$5.4	$(8.6)

Foreign currency translation adjustments, beginning of period	$(101.2)	$(88.7)	$(101.2)	$(76.9)
Foreign currency translation adjustments (a)	—	(12.5)	—	(19.5)
Net foreign currency translation adjustments	—	(12.5)	—	(19.5)
Reclassification of Tax Act effects into "Accumulated deficit"	—	—	—	(4.8)
Foreign currency translation adjustments, end of period	$(101.2)	$(101.2)	$(101.2)	$(101.2)

Defined benefit pension plan adjustments, beginning of period	$(133.6)	$(135.8)	$(136.1)	$(113.1)
Reclassification of losses into "Other income, net"	2.7	2.9	5.4	5.8
Tax benefit related to reclassifications	(0.8)	(0.6)	(1.0)	(1.4)
Net defined benefit pension plan adjustments	1.9	2.3	4.4	4.4
Reclassification of Tax Act effects into "Accumulated deficit"	—	—	—	(24.8)
Defined benefit pension plan adjustments, end of period	$(131.7)	$(133.5)	$(131.7)	$(133.5)
Accumulated other comprehensive loss, end of period	$(205.7)	$(248.0)	$(205.7)	$(248.0)
(a)	Beginning in the third quarter of 2018, all changes in the value of the Argentine peso on the Company's monetary assets and liabilities are reflected in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for the Company's money transfer operations, whereas these effects were reflected in other comprehensive income for the Company's bill payment operations. This designation did not have a material impact on the Company's financial position and results of operations during the three and six months ended June 30, 2019 and 2018.

Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.20 in both the first and second quarters of 2019, representing $172.9 million in total dividends. Of this amount, $85.5 million was paid on June 28, 2019 and $87.4 million was paid on March 29, 2019. The Company's Board of Directors declared quarterly cash dividends of $0.19 per common share in both the first and second quarters of 2018, representing $173.3 million in total dividends. Of this amount, $85.8 million was paid on June 29, 2018 and $87.5 million was paid on March 30, 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On July 18, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on September 30, 2019.

Share Repurchases

During the six months ended June 30, 2019 and 2018, 17.9 million and 12.3 million shares were repurchased for $335.5 million and $250.0 million, respectively, excluding commissions, at an average cost of $18.73 and $20.34, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of June 30, 2019, $208.8 million and $1.0 billion remained available under the share repurchase authorizations approved by the Company’s Board of Directors through December 31, 2019 and December 31, 2021, respectively. The amounts included in the "Common stock repurchased" line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

11. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and to a lesser degree the Canadian dollar, British pound, and other currencies, related to forecasted revenues and on settlement assets and obligations as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payment operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (a) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (b) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

Foreign Currency Derivatives

The Company’s policy is to use longer-term foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2019, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.

As described in the Company’s consolidated financial statements within the Company’s 2018 Annual Report on Form 10-K, the Company early adopted an accounting pronouncement related to hedging activities as of January 1, 2018.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2019 were as follows (in millions):

Contracts designated as hedges:
Euro	$372.5
Canadian dollar	97.8
British pound	65.1
Australian dollar	39.5
Other	77.9
Contracts not designated as hedges:
Euro	$295.0
British pound	81.0
Canadian dollar	72.2
Indian rupee	60.5
Mexican peso	34.7
Australian dollar	32.7
Japanese yen	29.5
Brazilian real	27.8
Other (a)	126.1
(a)	Comprised of exposures to 20 different currencies. None of these individual currency exposures is greater than $25 million.

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $84.2 million and $82.8 million for the three months ended June 30, 2019 and 2018, respectively, and $168.9 million and $168.6 million for the six months ended June 30, 2019 and 2018. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges. The duration of these derivative contracts at inception is generally less than one year.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2019 was approximately $6.5 billion. The significant majority of customer contracts are written in currencies such as the United States dollar, euro, and Canadian dollar.

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

The Company held interest rate swaps in an aggregate notional amount of $175.0 million as of June 30, 2019 related to notes due in 2020.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives designated as hedges:
Interest rate fair value hedges	Other assets	$1.6	$0.1	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	26.4	28.6	Other liabilities	1.9	2.8
Total		$28.0	$28.7		$1.9	$2.8
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$173.9	$214.2	Other liabilities	$141.7	$170.9
Foreign currency	Other assets	0.9	2.6	Other liabilities	2.3	2.5
Total		$174.8	$216.8		$144.0	$173.4
Total derivatives		$202.8	$245.5		$145.9	$176.2
(a)	In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align to the growth in the underlying derivatives business.

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

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2019 and December 31, 2018 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
		Amounts	Presented	Not Offset
	Gross	Offset in the	in the	in the
	Amounts of	Condensed	Condensed	Condensed
	Recognized	Consolidated	Consolidated	Consolidated
June 30, 2019	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$136.5	$—	$136.5	$(81.6)	$54.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	66.3
Total	$202.8

December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$162.6	$—	$162.6	$(95.7)	$66.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	82.9
Total	$245.5

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
		Amounts	Presented	Not Offset
	Gross	Offset in the	in the	in the
	Amounts of	Condensed	Condensed	Condensed
	Recognized	Consolidated	Consolidated	Consolidated
June 30, 2019	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$90.5	$—	$90.5	$(81.6)	$8.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	55.4
Total	$145.9

December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$104.1	$—	$104.1	$(95.7)	$8.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	72.1
Total	$176.2

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

The following table presents the amount of gains and losses recognized in other comprehensive income from cash flow hedges for the three and six months ended June 30, 2019 and 2018 (in millions):

	Amount of Gain/(Loss) Recognized in Other
	Comprehensive Income on Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives	2019	2018	2019	2018
Cash flow hedges:
Foreign currency contracts (a)	$(3.9)	$31.8	$0.5	$19.5
(a)	For the three months ended June 30, 2019, gains of $1.2 million, represent the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, and there were no amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness for the three months ended June 30, 2018, for which an amortization approach is applied. For the six months ended June 30, 2019 and 2018, gains/(losses) of $1.7 million and $(0.2) million, respectively, represent amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the location and amount of gains and losses from fair value and cash flow hedges for the three months ended June 30, 2019 and 2018 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	June 30, 2019			June 30, 2018
			Other			Other
		Interest	Income/(Expense),		Interest	Income,
	Revenues	Expense	net	Revenues	Expense	net
Total amounts presented in the condensed consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$1,340.5	$(38.6)	$(0.3)	$1,411.1	$(37.5)	$8.1
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	(0.6)	—	—	—	—
Derivatives designated as hedging instruments	—	0.6	—	—	(0.5)	—
Loss on cash flow hedges:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	2.1	—	—	(5.4)	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.8	—	—	0.8	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	1.0	—	—	2.4	—	—

The following table presents the location and amount of gains and losses from fair value and cash flow hedges for the six months ended June 30, 2019 and 2018 (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and
	Cash Flow Hedging Relationships
	June 30, 2019			June 30, 2018
			Other			Other
		Interest	Income/(Expense),		Interest	Income,
	Revenues	Expense	net	Revenues	Expense	net
Total amounts presented in the condensed consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$2,677.5	$(78.3)	$2.2	$2,800.5	$(73.0)	$12.5
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate contracts:
Hedged items	—	(0.9)	—	—	1.4	—
Derivatives designated as hedging instruments	—	1.0	—	—	(2.0)	—
Loss on cash flow hedges:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into income	3.5	—	—	(14.8)	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	5.1	—	—	1.0	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	2.3	—	—	3.8	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of net gains and losses from undesignated hedges for the three and six months ended June 30, 2019 and 2018 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (a)
		Amount
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives	Income Statement Location	2019	2018	2019	2018
Foreign currency contracts (b)	Selling, general and administrative	$1.0	$35.3	$7.6	$35.2
Foreign currency contracts (c)	Revenues	—	2.1	0.2	1.6
Foreign currency contracts (c)	Other income, net	—	0.1	—	(1.9)
Total gain		$1.0	$37.5	$7.8	$34.9
(a)

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

(b)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in "Selling, general and administrative" in the Condensed Consolidated Statements of Income, were $(4.3) million and $(33.6) million for the three months ended June 30, 2019 and 2018, respectively, and $(15.1) million and $(31.3) million for the six months ended June 30, 2019 and 2018, respectively.
(c)	All derivative contracts executed in the Company’s revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to "Revenues" for the three and six months ended June 30, 2019 and 2018. The amount recorded to "Other income, net" for the three and six months ended June 30, 2019 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows.

An accumulated other comprehensive pre-tax gain of $11.9 million related to the foreign currency forward contracts is expected to be reclassified into revenue within the next 12 months as of June 30, 2019.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Commercial paper (a)	$268.0	$125.0
Notes:
3.350% notes due 2019 (b)	—	250.0
Floating rate notes due 2019 (b)	—	250.0
5.253% notes due 2020 (effective rate of 5.7%)	324.9	324.9
3.600% notes due 2022 (c)	500.0	500.0
4.250% notes due 2023 (c)	300.0	300.0
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Term loan facility borrowing (effective rate of 3.7%)	950.0	950.0
Total borrowings at par value	3,092.9	3,449.9
Fair value hedge accounting adjustments, net (d)	0.8	(0.1)
Debt issuance costs and unamortized discount, net	(13.5)	(16.1)
Total borrowings at carrying value (e)	$3,080.2	$3,433.7
(a)	Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of June 30, 2019 had a weighted-average annual interest rate of approximately 2.6% and a weighted-average term of approximately 1 day.
(b)	Proceeds from the Speedpay divestiture, commercial paper, and cash, including cash generated from operations, were used to repay the May 2019 maturities of $250.0 million of aggregate principal amount unsecured notes and $250.0 million of aggregate principal amount unsecured floating rate notes.
(c)	The difference between the stated interest rate and the effective interest rate is not significant.
(d)	The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in "Interest expense" in the Condensed Consolidated Statements of Income over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.
(e)	As of June 30, 2019, the Company’s weighted-average effective rate on total borrowings was approximately 4.5%.

The following summarizes the Company’s maturities of notes and term loan at par value as of June 30, 2019 (in millions):

Due within 1 year	$324.9
Due after 1 year through 2 years	23.8
Due after 2 years through 3 years	547.5
Due after 3 years through 4 years	371.3
Due after 4 years through 5 years	807.4
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding notes, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2019 and 2018 is based on the estimated annual effective tax rate, in addition to discrete items. The Company’s effective tax rates on pre-tax income were 17.5% and 14.8% for the three months ended June 30, 2019 and 2018, respectively, and 18.1% and 12.0% for the six months ended June 30, 2019 and 2018. The increase in the Company’s effective tax rate for both the three and six months ended June 30, 2019 compared to the prior periods was primarily due to discrete tax benefits recognized in the prior periods and an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses. The discrete benefits in the prior year periods included adjustments to the Company's accounting for the implementation of the Tax Act during the first half of 2018 which reduced the Company’s effective tax rate by 2.5 percentage points for both the three and six months ended June 30, 2018, as certain of the Tax Act’s impacts had been provisionally estimated during the prior period. The Company currently expects that approximately 67% of the Company’s pre-tax income will be derived from foreign sources for the year ending December 31, 2019. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in "Income taxes payable" in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2019 and December 31, 2018 was $298.8 million and $295.0 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $286.6 million and $284.2 million as of June 30, 2019 and December 31, 2018, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in "Provision for income taxes" in its Condensed Consolidated Statements of Income, and records the associated liability in "Income taxes payable" in its Condensed Consolidated Balance Sheets. The Company recognized immaterial amounts of interest and penalties during the three and six months ended June 30, 2019 and 2018, respectively. The Company has accrued $27.3 million and $23.9 million for the payment of interest and penalties as of June 30, 2019 and December 31, 2018, respectively.

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

14. Stock Compensation Plans

For both the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $11.6 million resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $25.3 million and $25.4 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the six months ended June 30, 2019, the Company granted 0.6 million options at a weighted-average exercise price of $17.63 and 3.4 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $15.82. As of June 30, 2019, the Company had 5.4 million outstanding options at a weighted-average exercise price of $18.26, of which 4.2 million options were exercisable at a weighted-average exercise price of $18.14. The Company had 7.9 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.00 as of June 30, 2019.

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

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily include the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. The CODM allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. The Company’s money order and other services are also included in "Other."

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Consumer-to-Consumer	$1,112.9	$1,127.5	$2,169.8	$2,218.5
Business Solutions	95.6	93.1	191.2	189.8
Other (a)	132.0	190.5	316.5	392.2
Total consolidated revenues	$1,340.5	$1,411.1	$2,677.5	$2,800.5
Operating income:
Consumer-to-Consumer	$250.2	$266.2	$483.5	$507.9
Business Solutions	10.5	1.1	19.1	3.9
Other (a)	5.6	16.3	14.9	36.7
Total segment operating income (b)	$266.3	$283.6	$517.5	$548.5
(a)	Other primarily consists of the Company’s electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. Speedpay revenues included in the Company’s results were $37.2 million and $87.4 million for the three months ended June 30, 2019 and 2018, respectively, and $125.4 million and $182.4 million for the six months ended June 30, 2019 and 2018, respectively. Speedpay direct operating expenses were $30.6 million and $61.6 million for the three months ended June 30, 2019 and 2018, respectively, and $98.2 million and $127.7 million for the six months ended June 30, 2019 and 2018, respectively. Paymap revenues included in the Company’s results were $1.6 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively. Paymap direct operating expenses were $0.5 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively.
(b)	During the three and six months ended June 30, 2019, the Company incurred approximately $7.4 million of restructuring-related expenses, as further discussed in Note 16. While these expenses are identifiable to the Company's segments, they have been excluded from the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Restructuring-Related Expenses

On August 1, 2019, the Company’s Board of Directors approved an overall plan to change the Company’s operating model and improve its business processes and cost structure by reducing its headcount and consolidating various facilities. If implemented as currently planned, the Company expects to incur approximately $150 million of total expenses in 2019 and 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, costs related to facility closures, including lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. The foregoing figures are the Company’s estimates and are subject to change as the plan is implemented. During the three and six months ended June 30, 2019, the Company incurred $7.4 million of expenses related to this initiative, all of which were included within “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Income.

While certain of the expenses may be identifiable to the Company’s segments, the expenses are not expected to be included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. While these expenses are specific to this initiative, the types of expenses related to this initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future.

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the "Risk Factors" section and throughout the Annual Report on Form 10-K for the year ended December 31, 2018. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Overview

We are a leading provider of money movement and payment services, operating in two business segments:

●	Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. We view our multi-currency money transfer service as one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.
●	Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as "Other," which primarily include our cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. The Chief Operating Decision Maker ("CODM") allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in "Other." Additional information on our reportable segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2019 compared to the same periods in 2018. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues and operating income for the three and six months ended June 30, 2019 were negatively impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $74.2 million and $151.4 million for the three and six months ended June 30, 2019, relative to the corresponding periods in the prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $48.2 million and $98.2 million for the three and six months ended June 30, 2019, relative to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $21.0 million and $39.1 million for the three and six months ended June 30, 2019, relative to the corresponding periods in the prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $13.3 million and $27.0 million for the three and six months ended June 30, 2019, relative to the corresponding periods in the prior year.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States electronic bill payments business known as “Speedpay”, which is included as a component of “Other” in our segment reporting. We received approximately $750 million and recorded a pre-tax gain on the sale of approximately $524 million in the all-cash transaction that closed on May 9, 2019. The final consideration and gain on sale is subject to a working capital adjustment to be settled in the third quarter of 2019. Speedpay revenues included in our results were $37.2 million and $87.4 million for the three months ended June 30, 2019 and 2018, respectively, and $125.4 million and $182.4 million for the six months ended June 30, 2019 and 2018, respectively. Speedpay direct operating expenses were $30.6 million and $61.6 million for the three months ended June 30, 2019 and 2018, respectively, and $98.2 million and $127.7 million for the six months ended June 30, 2019 and 2018, respectively.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	% Change	2019	2018	% Change
Revenues	$1,340.5	$1,411.1	(5)%	$2,677.5	$2,800.5	(4)%
Expenses:
Cost of services	776.4	829.2	(6)%	1,561.4	1,654.6	(6)%
Selling, general and administrative	305.2	298.3	2%	606.0	597.4	1%
Total expenses	1,081.6	1,127.5	(4)%	2,167.4	2,252.0	(4)%
Operating income	258.9	283.6	(9)%	510.1	548.5	(7)%
Other income/(expense):
Gain on divestitures of businesses	524.6	—	(a)	524.6	—	(a)
Interest income	1.0	1.3	(27)%	3.1	2.0	55%
Interest expense	(38.6)	(37.5)	3%	(78.3)	(73.0)	7%
Other income/(expense), net	(0.3)	8.1	(a)	2.2	12.5	(82)%
Total other income/(expense), net	486.7	(28.1)	(a)	451.6	(58.5)	(a)
Income before income taxes	745.6	255.5	(a)	961.7	490.0	(a)
Provision for income taxes	130.8	37.9	(a)	173.8	58.8	(a)
Net income	$614.8	$217.6	(a)	$787.9	$431.2	(a)
Earnings per share:
Basic	$1.43	$0.48	(a)	$1.82	$0.94	94%
Diluted	$1.42	$0.47	(a)	$1.81	$0.93	95%
Weighted-average shares outstanding:
Basic	430.0	457.2		433.8	458.8
Diluted	432.3	459.6		436.1	461.6
(a)	Calculation not meaningful.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the same periods of the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2019 compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues, as reported - (GAAP)	$1,340.5	$1,411.1	(5)%	$2,677.5	$2,800.5	(4)%
Foreign currency impact (a)			5%			5%
Divestitures impact (b)			4%			2%
Revenue change, constant currency adjusted and excluding divestitures - (Non-GAAP)			4%			3%
(a)	Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $74.2 million and $151.4 million for the three and six months ended June 30, 2019 when compared to foreign currency rates in the prior year period. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $48.2 million and $98.2 million for the three and six months ended June 30, 2019, when compared to foreign currency rates in the prior year period.
(b)	In May 2019, we sold a substantial majority of our United States based electronic bill payments services. Speedpay revenues included in our results were $37.2 million and $87.4 million for the three months ended June 30, 2019 and 2018, respectively, and $125.4 million and $182.4 million for the six months ended June 30, 2019 and 2018, respectively. Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, revenues included in our results were $1.6 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively. We have included the impact of these divestitures on our revenues because management believes that presenting the revenue change, as adjusted, to exclude divestitures will provide investors with a more meaningful comparison of results for the periods presented.

For both the three and six months ended June 30, 2019, GAAP revenues decreased, when compared to the corresponding periods in the prior year, due to fluctuations in the exchange rate between the United States dollar and other currencies, which negatively impacted revenue for both periods by 5%, and a decrease in revenues as a result of the Speedpay and Paymap divestitures during the second quarter of 2019, partially offset by an increase in transactions in our Consumer-to-Consumer segment. The increase in revenues constant currency adjusted and excluding divestitures (Non-GAAP) for both the three and six months ended June 30, 2019 was primarily the result of an increase in local currency revenue per transaction in our Argentine operations, including in our cash-based bill payment business, primarily due to inflation, and an increase in transactions in our Consumer-to-Consumer segment.

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

Restructuring-Related Expenses

On August 1, 2019, our Board of Directors approved an overall plan to change our operating model and improve our business processes and cost structure by reducing our headcount and consolidating various facilities. If implemented as currently planned, we expect to incur approximately $150 million of total expenses in 2019 and 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, costs related to facility closures, including lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. The foregoing figures are our estimates and are subject to change as the plan is implemented. During the three and six months ended June 30, 2019, we incurred $7.4 million of expenses related to this initiative, all of which were included within “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Income.

While certain of the expenses may be identifiable to our segments, the expenses are not expected to be included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. While these expenses are specific to this initiative, the types of expenses related to this initiative are similar to expenses that we have previously incurred and can reasonably be expected to incur in the future.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and six months ended June 30, 2019. Cost of services decreased for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, due to decreased variable costs, including agent commissions in our Consumer-to-Consumer money transfer business, which vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies. In addition, cost of services decreased for both periods as a result of the Speedpay divestiture during the second quarter of 2019.

Selling, General and Administrative

Selling, general and administrative increased for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, due to increases in costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, and for restructuring-related expenses. In addition, selling, general and administrative expenses increased for the three months ended June 30, 2019 due to increases in marketing expenses.

Total Other Income/Expense, Net

Total other income/expense, net for both the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, was favorably impacted by the gain on the sale of Speedpay during the second quarter of 2019, partially offset by foreign exchange gains in the prior periods on certain U.S. dollar-denominated assets in our Argentina cash-based bill payments business which did not recur. In addition, total other income/expense, net for the six months ended June 30, 2019 was negatively impacted by higher interest expense related to an increase in our weighted-average debt balances outstanding compared to the prior periods.

Income Taxes

Our effective tax rates on pre-tax income were 17.5% and 14.8% for the three months ended June 30, 2019 and 2018, respectively, and 18.1% and 12.0% for the six months ended June 30, 2019, respectively. The increase in our effective tax rate for both the three and six months ended June 30, 2019 compared to the prior periods was primarily due to discrete tax benefits recognized in prior periods and an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses. The discrete benefits in the prior year periods included adjustments to our accounting for the implementation of the Tax Act during the first half of 2018 which reduced our effective tax rate by 2.5 percentage points for both the three and six months ended June 30, 2018, as certain of the Tax Act’s impacts had been provisionally estimated during the prior period.

We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2019, the total amount of tax contingency reserves was $312.3 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings Per Share

During the three months ended June 30, 2019 and 2018, basic earnings per share were $1.43 and $0.48, respectively, and diluted earnings per share were $1.42 and $0.47, respectively. During the six months ended June 30, 2019 and 2018, basic earnings per share were $1.82 and $0.94, respectively, and diluted earnings per share were $1.81 and $0.93, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above our weighted-average share price during the periods and their effect was anti-dilutive, were 2.3 million and 1.9 million for the three months ended June 30, 2019 and 2018, respectively, and 3.4 million and 2.0 million for the six months ended June 30, 2019 and 2018, respectively.

Earnings per share for both the three and six months ended June 30, 2019 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income, primarily as a result of the gain on the sale of Speedpay, in addition to lower weighted-average shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

During the three and six months ended June 30, 2019, we incurred approximately $7.4 million of restructuring-related expenses, as further discussed above. While these expenses are identifiable to our segments, they have been excluded from the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consumer-to-Consumer	83%	80%	81%	79%
Business Solutions	7%	7%	7%	7%
Other	10%	13%	12%	14%
	100%	100%	100%	100%

Corporate costs, including stock-based compensation and other overhead, continue to be consistently allocated to the segments based on historical practice. For the three and six months ended June 30, 2019, approximately $12 million of corporate expenses were allocated to the Consumer-to-Consumer segment that would have been previously included in Other prior to the sale of Speedpay on May 9, 2019.

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars and transactions in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$1,112.9	$1,127.5	(1)%	$2,169.8	$2,218.5	(2)%
Operating income	$250.2	$266.2	(6)%	$483.5	$507.9	(5)%
Operating income margin	22%	24%		22%	23%
Key indicator:
Consumer-to-Consumer transactions	73.5	73.1	1%	142.6	140.9	1%

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

The geographic split for transactions and revenue in the table that follows, including transactions conducted through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are transactions conducted through westernunion.com for the three and six months ended June 30, 2019 and 2018, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions that are conducted through westernunion.com and the related revenues.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in "Revenues overview" above.

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
			Constant				Constant
			Currency				Currency
	Revenue		Revenue		Revenue		Revenue
	Growth/	Foreign	Growth/		Growth/	Foreign	Growth/
	(Decline), as	Exchange	(Decline) (a) -	Transaction	(Decline), as	Exchange	(Decline) (a) -	Transaction
	Reported -	Translation	(Non-	Growth/	Reported -	Translation	(Non-	Growth/
	(GAAP)	Impact	GAAP)	(Decline)	(GAAP)	Impact	GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	2%	0%	2%	(1)%	1%	(1)%	2%	(1)%
Europe and Russia/CIS ("EU & CIS")	(3)%	(4)%	1%	4%	(3)%	(4)%	1%	5%
Middle East, Africa, and South Asia ("MEASA")	(3)%	(2)%	(1)%	(3)%	(5)%	(1)%	(4)%	(1)%
Latin America and the Caribbean ("LACA") (b)	4%	(12)%	16%	11%	1%	(13)%	14%	10%
East Asia and Oceania ("APAC")	(14)%	(2)%	(12)%	(9)%	(13)%	(1)%	(12)%	(8)%
Total Consumer-to-Consumer growth/(decline):	(1)%	(2)%	1%	1%	(2)%	(3)%	1%	1%

westernunion.com (c)	18%	(2)%	20%	15%	17%	(2)%	19%	17%

(a)	Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.
(b)	Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation.
(c)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	38%	37%	38%	37%
EU & CIS	32%	32%	32%	32%
MEASA	15%	15%	15%	15%
LACA	9%	9%	9%	9%
APAC	6%	7%	6%	7%

Westernunion.com, which is included in the regional percentages above, represented approximately 13% of our Consumer-to-Consumer revenues for both the three and six months ended June 30, 2019. Westernunion.com represented approximately 11% of our Consumer-to-Consumer revenues for both the three and six months ended June 30, 2018.

Our consumers transferred $22.2 billion and $22.4 billion in Consumer-to-Consumer principal for the three months ended June 30, 2019 and 2018, of which $20.5 billion and $20.4 billion related to cross-border principal for the same corresponding periods described above, respectively. Our consumers transferred $43.1 billion and $43.2 billion in Consumer-to-Consumer principal for the six months ended June 30, 2019 and 2018, of which $39.6 billion and $39.3 billion related to cross-border principal for the same corresponding periods described above, respectively.

Revenues

All comparisons in the discussion below are for the three and six months ended June 30, 2019 compared to the corresponding periods in the prior year.

Consumer-to-Consumer money transfer revenue decreased 1% and 2% for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, respectively, with transaction growth of 1% for both periods. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% and 3% for the three and six months ended June 30, 2019 compared to the corresponding periods in the prior year, respectively. Constant currency revenue increased 1% for both the three and six months ended June 30, 2019, primarily due to transaction growth.

Our NA region revenue increased 2% and 1% for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, respectively, with transaction decreases of 1% for both periods. The increase in revenue for the three and six months ended June 30, 2019 was primarily due to net price increases and transaction growth in our United States outbound services, including to Mexico, partially offset by lower revenue generated from money transfers sent and received within the United States.

Our EU & CIS region revenue decreased 3% for both the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, with transaction growth of 4% and 5%, respectively. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 4% for both the three and six months ended June 30, 2019. Revenue was positively impacted by transaction growth in Spain and France for both the three and six months ended June 30, 2019.

Our MEASA region revenue decreased 3% and 5% for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, with transaction decreases of 3% and 1%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 2% and 1% for the three and six months ended June 30, 2019, respectively.

Our LACA region revenue increased 4% and 1% for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, with transaction growth of 11% and 10%, respectively. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 12% and 13% for the three and six months ended June 30, 2019, respectively. Revenues were negatively impacted by the strengthening of the United States dollar against the Argentine peso, partially offset by an increase in local currency revenue per transaction, primarily due to inflation.

Our APAC region revenue decreased 14% and 13% for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, with transaction decreases of 9% and 8%, respectively. Revenue for both the three and six months ended June 30, 2019 was negatively impacted by net price decreases.

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

Operating Income

Consumer-to-Consumer operating income decreased 6% and 5% during the three and six months ended June 30, 2019 compared to the corresponding periods in the prior year. Results for the three and six months ended June 30, 2019 were negatively impacted by the revenue declines described above and increased allocations of corporate overhead as a result of the Speedpay divestiture, as previously discussed, partially offset by decreased variable costs, including agent commissions. In addition, operating income was negatively impacted by increases in marketing expenses for the three months ended June 30, 2019. Revenues were negatively impacted, and expenses were favorably impacted by fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges. The changes in operating margins for both the three and six months ended June 30, 2019 are due to the factors described above.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$95.6	$93.1	3%	$191.2	$189.8	1%
Operating income	$10.5	$1.1	(a)	$19.1	$3.9	(a)
Operating income margin	11%	1%		10%	2%
(a)	Calculation not meaningful.

Revenues

Business Solutions revenue increased 3% and 1% for the three and six months ended June 30, 2019 when compared to the corresponding periods in the prior year, primarily due to increases in hedging activity in Europe and Australia. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 4% for both the three and six months ended June 30, 2019.

Operating Income

For the both the three and six months ended June 30, 2019, operating income and operating income margin increased when compared to the corresponding period in the prior year due to certain expense reductions, some of which are not expected to recur.

Other

Other primarily consists of Speedpay and our cash-based bill payments businesses in Argentina, both of which facilitate bill payments from consumers to businesses and other organizations. As previously described, we entered into an agreement on February 28, 2019 to sell Speedpay, and closed the transaction on May 9, 2019. Speedpay revenues included in our results were $37.2 million and $87.4 million for the three months ended June 30, 2019 and 2018, respectively, and $125.4 million and $182.4 million for the six months ended June 30, 2019 and 2018, respectively. Speedpay direct operating expenses were $30.6 million and $61.6 million for the three months ended June 30, 2019 and 2018, respectively, and $98.2 million and $127.7 million for the six months ended June 30, 2019 and 2018, respectively.

On May 6, 2019, we completed the sale of Paymap for contingent consideration and immaterial cash proceeds received at closing. Paymap revenues included in our results were $1.6 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively. Paymap direct operating expenses were $0.5 million and $1.5 million for the three months ended

June 30, 2019 and 2018, respectively, and $2.2 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively.

The following table sets forth Other results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$132.0	$190.5	(31)%	$316.5	$392.2	(19)%
Operating income	$5.6	$16.3	(65)%	$14.9	$36.7	(59)%
Operating income margin	4%	9%		5%	9%

Revenues

Other revenue decreased 31% and 19% for the three and six months ended June 30, 2019 compared to the corresponding periods in the prior year, primarily due to the sale of Speedpay and the strengthening of the United States dollar against foreign currencies, including the Argentine peso.

Operating Income

Other operating income decreased for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year, due to a decrease in Speedpay and Paymap revenues, net of a reduction in direct expenses and allocated expenses, as previously discussed, and an increase in costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures. The change in operating margin was also due to these factors.

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

Substantially all of our cash flows from operating activities have been generated from subsidiaries. Most of these cash flows are generated from our regulated subsidiaries. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: 1) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations, 2) other legal or regulatory restrictions, including statutory or formalized minimum net worth requirements, and 3) restrictions on transferring assets outside of the countries where these assets are located.

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2024 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of June 30, 2019, we had no outstanding borrowings on our Revolving Credit Facility and $268.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $1,210.2 million and $973.4 million, respectively. As described in Note 4 of the Condensed Consolidated Financial Statements, we completed the sale of Speedpay during the second quarter of 2019 and received approximately $750 million in cash, a portion of which we used to fund our note maturities, as discussed below, and for ongoing share repurchases. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as "Settlement assets" on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as "Cash and cash equivalents" within "Settlement assets," to fund settlement obligations.

Investment securities, classified within "Settlement assets," were $1.5 billion and $1.2 billion as of June 30, 2019 and December 31, 2018, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2019, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $402.6 million during the six months ended June 30, 2019, from $298.7 million in the comparable period in the prior year. Cash provided by operating activities for the six months ended June 30, 2018 was impacted by cash payments of $60 million related to the NYDFS Consent Order, in addition to payments related to our prior business transformation initiative. Cash provided by operating activities can also be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of June 30, 2019, we have outstanding borrowings at par value of $3,092.9 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2020 to 2040, and our borrowings also include our floating rate term loan.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of June 30, 2019, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $268.0 million of commercial paper borrowings outstanding as of June 30, 2019. During the six months ended June 30, 2019, the average commercial paper balance outstanding was $159.2 million and the maximum balance outstanding was $630.0 million. Proceeds from our commercial paper borrowings were used to repay portions of the May 2019 maturities of our 2019 notes of $250.0 million and floating rate notes of $250.0 million and were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $75.0 million and $90.5 million for the six months ended June 30, 2019 and 2018, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the six months ended June 30, 2019 and 2018, 17.9 million and 12.3 million shares were repurchased for $335.5 million and $250.0 million, respectively, excluding commissions, at an average cost of $18.73 and $20.34, respectively. As of June 30, 2019, $208.8 million and $1.0 billion remained available under the share repurchase authorizations approved by our Board of Directors through December 31, 2019 and December 31, 2021, respectively.

Our Board of Directors declared quarterly cash dividends of $0.20 per common share in the first and second quarters of 2019, representing $172.9 million in total dividends.

On July 18, 2019, our Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on September 30, 2019.

Debt Service Requirements

Our 2019 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. In May 2019, our 2019 notes of $250.0 million and floating rate notes of $250.0 million matured. We funded these maturities using proceeds from the Speedpay divestiture, commercial paper, and cash, including cash generated from operating activities.

2017 United States Federal Tax Liability

As previously discussed, the Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, which we have elected to pay in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in Part II, Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $310 million in outstanding letters of credit and bank guarantees as of June 30, 2019 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that we may provide as part of our legal matters described in Part I, Item 1, Financial Statements, Note 7, "Commitments and Contingencies."

As of June 30, 2019, our total amount of unrecognized income tax benefits was $324.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2018, for which there were no material changes, included:

●	Income taxes, including income tax contingencies
●	Derivative financial instruments
●	Other intangible assets
●	Goodwill
●	Legal contingencies

In our Annual Report on Form 10-K, we disclosed that the fair value of the Business Solutions reporting unit was sensitive to changes in projections for revenue growth rates and EBITDA margins, quantified the decrease in the projected revenue growth rate that would result in the fair value of the reporting unit approximating its carrying value, and described key factors impacting our ability to achieve the projected revenue growth and EBITDA margins. The reporting unit's fair value continues to be sensitive to changes in projected revenue growth rates and EBITDA margins, which are impacted by these same factors. As of June 30, 2019, the Business Solutions reporting unit had goodwill of $532 million.

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

We have bill payment, money transfer, and other operations in Argentina, which together represented less than 5% of our total consolidated revenues for both the three and six months ended June 30, 2019 and 2018. The strengthening of the United States dollar against the Argentine peso has had adverse impacts on our historical results of operations and cash flows, as our Argentine peso-denominated revenue and operating income have been reduced when translated into United States dollars for inclusion in our financial statements. Additionally, beginning in the third quarter of 2018, we reflected the impact of all changes in the value of the Argentine peso on our monetary assets and liabilities in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for our money transfer operations, whereas these effects were reflected in other comprehensive income for our bill payment operations. This designation did not have a material impact on our financial position and results of operations during the three and six months ended June 30, 2019. To mitigate the risks associated with fluctuations in the value of the Argentine peso, we manage our working capital balances to have minimal net monetary assets denominated in the Argentine peso. Furthermore, the impact on our results of operations from potential declines in the value of Argentine peso may be limited because of fee increases we implement that correspond to inflation in Argentina.

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

As of December 31, 2018, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $30 million based on our 2019 forecast of unhedged exposure to foreign currency at that date. As of June 30, 2019, the exposure for the next twelve months is not materially different based on our forecast of unhedged exposure to foreign currency. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (a) that foreign exchange rate movements are linear and instantaneous, (b) that fixed exchange rates between certain currency pairs are retained, (c) that the unhedged exposure is static, and (d) that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of June 30, 2019 of approximately $2.5 billion. Approximately $1.4 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within "Cash and cash equivalents" and "Settlement assets." To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as "Settlement assets." Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption classified within "Settlement assets" in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within "Settlement assets" in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our "Total stockholders’ equity/(deficit)" on our Condensed Consolidated Balance Sheets.

As of June 30, 2019, we had a total of approximately $1.1 billion of borrowings, not including commercial paper, that are subject to floating interest rates. A total of $175.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt, with weighted-average spreads of approximately 325 basis points above LIBOR. Additionally, interest on $950 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings of $268.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position in each, also considering the duration of the individual positions. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of June 30, 2019, our weighted-average effective rate on total borrowings was approximately 4.5%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors. in our Annual Report on Form 10-K for the year ended December 31, 2018.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $14 million based on borrowings, net of the impact of hedges, on June 30, 2019 that are sensitive to interest rate fluctuations. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2019 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $14 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2019, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2019, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange

Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity/(deficit) for the three-month and six-month periods ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 1, 2019

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

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018, and on March 27, 2019, the Court dismissed the action in its entirety with prejudice and entered final judgment in the defendants’ favor on March 28, 2019. On April 26, 2019, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. On June 24, 2019, plaintiffs filed their opening brief on appeal. Plaintiffs did not appeal the dismissal of one former executive officer and only appealed the district court’s conclusion that the remaining defendants did not make statements concerning the Company’s compliance programs with requisite intent. Due to the stage of this matter, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2019:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased*	Paid per Share	Plans or Programs**	Programs (In millions)
April 1 - 30	2,174,425	$19.22	2,168,390	$1,327.6
May 1 - 31	3,056,748	$19.35	3,041,370	$1,268.7
June 1 - 30	3,016,679	$19.90	3,011,964	$1,208.8
Total	8,247,852	$19.52	8,221,724

*     These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**   On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $208.8 million remained available as of June 30, 2019. On February 28, 2019, the Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, all of which  remained available as of June 30, 2019. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 1, 2019, the Company’s Board of Directors approved an overall plan to change the Company’s operating model and improve its business processes and cost structure by reducing its headcount and consolidating various facilities. The plan is subject to complying with and undertaking the necessary individual and collective employee information and consultation obligations as may be required by local law for potentially affected employees. If implemented as currently planned, the Company expects to incur approximately $150 million of total expenses in 2019 and 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, costs related to facility closures, including lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. The foregoing figures are the Company’s estimates and are subject to change as the plan is implemented.

While these expenses are specific to this initiative, the types of expenses related to this initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future.

Item 6. Exhibits

See "Exhibit Index" for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement and Release dated as of July 2, 2019 between Odilon Almeida and Western Union, LLC.*

10.2	Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

10.3	Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

10.4	Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

10.5	Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan.*

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

Date: August 1, 2019	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2019	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)