Form 10-Q
period 2019-09-30
Western Union CO
filed 2019-10-31
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of October 29, 2019, 419,255,957 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$1,306.9	$1,387.8	$3,984.4	$4,188.3
Expenses:
Cost of services	768.6	812.4	2,330.0	2,467.0
Selling, general, and administrative	340.9	272.8	946.9	870.2
Total expenses	1,109.5	1,085.2	3,276.9	3,337.2
Operating income	197.4	302.6	707.5	851.1
Other income/(expense):
Gain on divestitures of businesses (Note 4)	—	—	524.6	—
Interest income	1.1	1.6	4.2	3.6
Interest expense	(36.2)	(38.4)	(114.5)	(111.4)
Other income/(expense), net	(0.1)	0.6	2.1	13.1
Total other income/(expense), net	(35.2)	(36.2)	416.4	(94.7)
Income before income taxes	162.2	266.4	1,123.9	756.4
Provision for income taxes	27.2	57.8	201.0	116.6
Net income	$135.0	$208.6	$922.9	$639.8
Earnings per share:
Basic	$0.32	$0.47	$2.14	$1.41
Diluted	$0.32	$0.46	$2.13	$1.40
Weighted-average shares outstanding:
Basic	423.3	446.8	430.3	454.8
Diluted	426.8	449.0	433.0	457.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$135.0	$208.6	$922.9	$639.8
Other comprehensive income/(loss), net of reclassifications and tax (Note 11):
Unrealized gains/(losses) on investment securities	5.8	(4.7)	28.7	(12.6)
Unrealized gains on hedging activities	14.5	3.7	12.5	38.0
Foreign currency translation adjustments	—	—	—	(19.5)
Defined benefit pension plan adjustments	2.3	2.4	6.7	6.8
Total other comprehensive income	22.6	1.4	47.9	12.7
Comprehensive income	$157.6	$210.0	$970.8	$652.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$1,390.9	$973.4
Settlement assets	3,297.3	3,813.8
Property and equipment, net of accumulated depreciation of $648.7 and $702.4, respectively	212.2	270.4
Goodwill	2,566.6	2,725.0
Other intangible assets, net of accumulated amortization of $1,013.8 and $1,047.6, respectively	514.5	598.2
Other assets (Note 6)	822.2	616.0
Total assets	$8,803.7	$8,996.8
Liabilities and stockholders' deficit
Liabilities:
Accounts payable and accrued liabilities	$574.7	$564.9
Settlement obligations	3,297.3	3,813.8
Income taxes payable	1,008.3	1,054.0
Deferred tax liability, net	161.3	161.1
Borrowings	3,248.0	3,433.7
Other liabilities (Note 6)	533.8	279.1
Total liabilities	8,823.4	9,306.6

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 419.9 shares and 441.2 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4.2	4.4
Capital surplus	818.6	755.6
Accumulated deficit	(659.4)	(838.8)
Accumulated other comprehensive loss	(183.1)	(231.0)
Total stockholders' deficit	(19.7)	(309.8)
Total liabilities and stockholders' deficit	$8,803.7	$8,996.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$922.9	$639.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56.5	57.0
Amortization	134.2	139.0
Gain on divestitures of businesses, excluding transaction costs (Note 4)	(532.1)	—
Other non-cash items, net	63.5	23.5
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	19.7	(55.6)
Accounts payable and accrued liabilities	67.9	(109.7)
Income taxes payable	(46.3)	(172.8)
Other liabilities	(21.0)	(2.7)
Net cash provided by operating activities	665.3	518.5
Cash flows from investing activities
Capitalization of contract costs	(27.2)	(109.5)
Capitalization of purchased and developed software	(27.4)	(37.4)
Purchases of property and equipment	(38.9)	(101.2)
Proceeds from divestitures of businesses, net of cash divested (Note 4)	711.7	—
Purchases of non-settlement related investments and other	(7.2)	(6.9)
Proceeds from maturity of non-settlement related investments	19.8	12.5
Purchases of held-to-maturity non-settlement related investments	(1.3)	(2.8)
Proceeds from held-to-maturity non-settlement related investments	27.5	15.5
Net cash provided by/(used in) investing activities	657.0	(229.8)
Cash flows from financing activities
Cash dividends paid	(257.1)	(257.8)
Common stock repurchased (Note 11)	(483.8)	(360.6)
Net proceeds from commercial paper	310.0	369.0
Net proceeds from issuance of borrowings	—	297.5
Principal payments on borrowings	(500.0)	(407.2)
Proceeds from exercise of options	28.0	9.3
Other financing activities	(0.9)	(6.6)
Net cash used in financing activities	(903.8)	(356.4)
Net change in cash, cash equivalents and restricted cash	418.5	(67.7)
Cash, cash equivalents and restricted cash at beginning of period	979.7	844.4
Cash, cash equivalents and restricted cash at end of period	$1,398.2	$776.7
Supplemental cash flow information:
Interest paid	$101.4	$92.3
Income taxes paid	$256.5	$304.1
Cash paid for lease liabilities	$36.4	$—
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	$269.1	$—
Restricted cash at end of period (included in Other assets)	$7.3	$9.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity/(Deficit)
Balance, December 31, 2018	441.2	$4.4	$755.6	$(838.8)	$(231.0)	$(309.8)
Net income	—	—	—	173.1	—	173.1
Stock-based compensation	—	—	13.7	—	—	13.7
Common stock dividends ($0.20 per share)	—	—	—	(87.4)	—	(87.4)
Repurchase and retirement of common shares	(10.2)	(0.1)	—	(184.9)	—	(185.0)
Shares issued under stock-based compensation plans	1.9	—	1.8	—	—	1.8
Other comprehensive income (Note 11)	—	—	—	—	19.4	19.4
Balance, March 31, 2019	432.9	4.3	771.1	(938.0)	(211.6)	(374.2)
Net income	—	—	—	614.8	—	614.8
Stock-based compensation	—	—	11.6	—	—	11.6
Common stock dividends ($0.20 per share)	—	—	—	(85.5)	—	(85.5)
Repurchase and retirement of common shares	(8.3)	—	—	(161.0)	—	(161.0)
Shares issued under stock-based compensation plans	1.3	—	18.6	—	—	18.6
Other comprehensive income (Note 11)	—	—	—	—	5.9	5.9
Balance, June 30, 2019	425.9	4.3	801.3	(569.7)	(205.7)	30.2
Net income	—	—	—	135.0	—	135.0
Stock-based compensation	—	—	9.7	—	—	9.7
Common stock dividends ($0.20 per share)	—	—	—	(84.2)	—	(84.2)
Repurchase and retirement of common shares	(6.5)	(0.1)	—	(140.5)	—	(140.6)
Shares issued under stock-based compensation plans	0.5	—	7.6	—	—	7.6
Other comprehensive income (Note 11)	—	—	—	—	22.6	22.6
Balance, September 30, 2019	419.9	$4.2	$818.6	$(659.4)	$(183.1)	$(19.7)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2017	459.0	$4.6	$697.8	$(965.9)	$(227.9)	$(491.4)
Adoption of accounting pronouncements as of January 1, 2018	—	—	—	30.7	(31.4)	(0.7)
Net income	—	—	—	213.6	—	213.6
Stock-based compensation	—	—	13.8	—	—	13.8
Common stock dividends ($0.19 per share)	—	—	—	(87.5)	—	(87.5)
Repurchase and retirement of common shares	(0.5)	—	—	(11.8)	—	(11.8)
Shares issued under stock-based compensation plans	2.1	—	3.8	—	—	3.8
Other comprehensive loss (Note 11)	—	—	—	—	(16.7)	(16.7)
Balance, March 31, 2018	460.6	4.6	715.4	(820.9)	(276.0)	(376.9)
Net income	—	—	—	217.6	—	217.6
Stock-based compensation	—	—	11.6	—	—	11.6
Common stock dividends ($0.19 per share)	—	—	—	(85.8)	—	(85.8)
Repurchase and retirement of common shares	(12.4)	(0.1)	—	(250.8)	—	(250.9)
Shares issued under stock-based compensation plans	0.5	—	5.1	—	—	5.1
Other comprehensive income (Note 11)	—	—	—	—	28.0	28.0
Balance, June 30, 2018	448.7	4.5	732.1	(939.9)	(248.0)	(451.3)
Net income	—	—	—	208.6	—	208.6
Stock-based compensation	—	—	11.2	—	—	11.2
Common stock dividends ($0.19 per share)	—	—	—	(84.5)	—	(84.5)
Repurchase and retirement of common shares	(5.2)	(0.1)	—	(101.0)	—	(101.1)
Shares issued under stock-based compensation plans	0.2	—	0.4	—	—	0.4
Other comprehensive income (Note 11)	—	—	—	—	1.4	1.4
Balance, September 30, 2018	443.7	$4.4	$743.7	$(916.8)	$(246.6)	$(415.3)

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

The Western Union business consists of the following segments:

●	Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company views its multi-currency money transfer service as one interconnected global network where a money transfer can be sent from one location to another around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.
●	Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. The Company’s money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. See Note 16 for further information regarding the Company’s segments.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of September 30, 2019 and December 31, 2018 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of September 30, 2019 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted a new accounting standard, as amended, that requires the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about its leasing arrangements. The Company elected the effective date method, utilized the modified retrospective approach upon adoption, and elected the package of practical expedients available under the new standard, including the expedients to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. This new standard establishes a right-of-use (“ROU”) model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease. Refer to Note 6 for additional information and the related disclosures.

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Additionally, the standard requires certain credit losses relating to investment securities classified as available-for-sale to be recorded through an allowance for credit losses. The Company is required to adopt the new standard on January 1, 2020. The Company continues to evaluate the impact of the standard, but does not currently expect that it will have a material impact on the Company’s consolidated financial statements upon adoption.

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

The Company recognized $1,238.0 million and $1,332.2 million for the three months ended September 30, 2019 and 2018, and $3,788.4 million and $4,039.5 million for the nine months ended September 30, 2019 and 2018, in revenues from contracts with customers, respectively. There are no material upfront costs incurred to obtain contracts with customers. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payments and other services are not included in the Company’s segments and are reported as Other. See Note 16 for further information on the Company’s segments.

Consumer Money Transfers

For the Company’s money transfer services, customers agree to the Company’s terms and conditions at the time of initiating a transaction. In a money transfer, the Company has one performance obligation as the customer engages the Company to perform one integrated service which typically occurs within minutes — collect the customer’s money and make funds available for payment to a designated person in the currency requested. Therefore, the Company recognizes revenue upon completion of the following: (i) the customer’s acknowledgment of the Company’s terms and conditions and payment information has been received by the Company, (ii) the Company has agreed to process the money transfer, (iii) the Company has provided the customer a unique transaction identification number, and (iv) funds are available to be picked up by the customer’s designated receiving party. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Consumer Bill Payments

The Company offers several different bill payment services that vary by considerations such as: (i) who pays the fee to the Company (consumer or biller), (ii) whether the service is offered to all potential consumers, or only to those for which the Company has a relationship with the biller, and (iii) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is the Company’s customer for revenue recognition purposes is based on these considerations for each of the Company’s bill payment services. For all transactions, the Company’s customers agree to the Company’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with the Company to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage the Company to perform one integrated service — collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and simplifying the billers’ collection efforts. The significant majority of the Company’s revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4.

Management has determined that the significant majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and nine months ended September 30, 2019 and 2018 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended September 30, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$415.2	$26.7	$23.4	$13.6	$478.9
Europe and Russia/CIS	338.6	32.7	0.8	1.3	373.4
Middle East, Africa, and South Asia	164.7	0.4	0.1	—	165.2
Latin America and the Caribbean	99.2	0.8	34.2	3.9	138.1
East Asia and Oceania	64.7	17.3	0.4	—	82.4
Revenues from contracts with customers	$1,082.4	$77.9	$58.9	$18.8	$1,238.0
Other revenues (a)	30.6	22.7	9.2	6.4	68.9
Total revenues (b)	$1,113.0	$100.6	$68.1	$25.2	$1,306.9

	Nine Months Ended September 30, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$1,235.0	$72.1	$199.6	$42.2	$1,548.9
Europe and Russia/CIS	1,001.6	96.2	2.3	3.2	1,103.3
Middle East, Africa, and South Asia	477.9	1.4	0.3	—	479.6
Latin America and the Caribbean	293.3	2.8	100.1	11.5	407.7
East Asia and Oceania	196.6	51.2	1.1	—	248.9
Revenues from contracts with customers	$3,204.4	$223.7	$303.4	$56.9	$3,788.4
Other revenues (a)	78.4	68.1	30.0	19.5	196.0
Total revenues (b)	$3,282.8	$291.8	$333.4	$76.4	$3,984.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended September 30, 2018
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$407.0	$25.8	$112.9	$14.0	$559.7
Europe and Russia/CIS	349.4	35.2	0.9	1.2	386.7
Middle East, Africa, and South Asia	157.8	0.7	0.1	—	158.6
Latin America and the Caribbean	95.7	1.0	34.7	3.2	134.6
East Asia and Oceania	74.9	17.3	0.4	—	92.6
Revenues from contracts with customers	$1,084.8	$80.0	$149.0	$18.4	$1,332.2
Other revenues (a)	22.6	20.2	7.4	5.4	55.6
Total revenues (b)	$1,107.4	$100.2	$156.4	$23.8	$1,387.8

	Nine Months Ended September 30, 2018
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$1,218.1	$74.5	$351.5	$43.1	$1,687.2
Europe and Russia/CIS	1,051.1	98.1	2.5	3.2	1,154.9
Middle East, Africa, and South Asia	489.7	1.0	0.3	—	491.0
Latin America and the Caribbean	288.8	2.0	122.0	10.1	422.9
East Asia and Oceania	230.1	52.1	1.3	—	283.5
Revenues from contracts with customers	$3,277.8	$227.7	$477.6	$56.4	$4,039.5
Other revenues (a)	48.1	62.3	22.0	16.4	148.8
Total revenues (b)	$3,325.9	$290.0	$499.6	$72.8	$4,188.3
(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.
(b)	Revenues from "Consumer money transfers" are included in the Company’s Consumer-to-Consumer segment, revenues from "Foreign exchange and payment services" are included in the Company’s Business Solutions segment, and revenues from "Consumer bill payments" and "Other services" are not included in the Company’s segments and are reported as Other. See Note 16 for further information on the Company’s segments.
(c)	On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay,” and closed the transaction on May 9, 2019. Included within North America revenues are Speedpay revenues of $85.3 million for the three months ended September 30, 2018, and $125.4 million and $267.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above the Company’s weighted-average share price during the periods and their effect was anti-dilutive, were 0.5 million and 2.2 million for the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

three months ended September 30, 2019 and 2018, respectively, and 2.4 million and 2.0 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic weighted-average shares outstanding	423.3	446.8	430.3	454.8
Common stock equivalents	3.5	2.2	2.7	2.6
Diluted weighted-average shares outstanding	426.8	449.0	433.0	457.4

4. Divestitures and Assets Held For Sale

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. (“ACI”) to sell its United States electronic bill payments business known as “Speedpay,” which had been included as a component of Other in the Company’s segment reporting. The Company received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million, which is included in Gain on divestitures of businesses in the accompanying Condensed Consolidated Statements of Income, in the all-cash transaction that closed on May 9, 2019. In the third quarter of 2019, the working capital calculation, pursuant to the divestiture agreement, was completed and resulted in the Company transferring approximately $21 million to ACI. Speedpay revenues included in the Company’s results were $85.3 million for the three months ended September 30, 2018, and $125.4 million and $267.7 million for the nine months ended September 30, 2019 and 2018, respectively. Speedpay direct operating expenses were $62.0 million for the three months ended September 30, 2018, and $98.2 million and $189.7 million for the nine months ended September 30, 2019 and 2018, respectively.

On May 6, 2019, the Company completed the sale of Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. The Company recorded an immaterial pre-tax gain related to this sale during the nine months ended September 30, 2019.

Property and equipment related to the Company’s former headquarters of $35.6 million, which is net of accumulated depreciation of $35.1 million, is included in Other assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019, as the Company has classified this property and equipment as held for sale.

5. Restructuring-Related Expenses

On August 1, 2019, the Company’s Board of Directors approved a plan to change the Company’s operating model and improve its business processes and cost structure by reorganizing the Company’s senior management, including those managers reporting to the chief executive officer, reducing its headcount, and consolidating various facilities. If implemented as currently planned, the Company expects to incur approximately $150 million of total expenses in 2019 and 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, costs related to facility closures, lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. The foregoing figures are the Company’s estimates and are subject to change as the plan is anticipated to be completed by the end of 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

While certain of the expenses may be identifiable to the Company’s segments, primarily to the Company’s Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company’s segment operating income results. These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future.

The following table summarizes the activity for the nine months ended September 30, 2019 for expenses related to the restructuring accruals, which are included in Accounts payable and accrued liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019 (in millions):

	Severance and	Facility Relocations
	Related	and Closures,
	Employee	Consulting,
	Benefits	and Other	Total
Balance, December 31, 2018	$—	$—	$—
Expenses (a)	88.4	10.5	98.9
Cash payments	(10.9)	(5.7)	(16.6)
Non-cash benefits/(charges) (a)	1.6	(4.2)	(2.6)
Balance, September 30, 2019	$79.1	$0.6	$79.7
(a)	Non-cash benefits/(charges) include non-cash write-offs and accelerated depreciation of ROU assets and leasehold improvements and a non-cash benefit for adjustments to stock compensation for awards forfeited by employees. These amounts have been removed from the liability balance in the table above as they do not impact the restructuring accruals.

The following table presents restructuring-related expenses as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019
Cost of services	$33.9	$33.9
Selling, general, and administrative	57.6	65.0
Total expenses, pre-tax	$91.5	$98.9
Total expenses, net of tax	$71.7	$77.7

6. Leases

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

Substantially all of the Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of September 30, 2019, the total ROU asset and lease liability were $203.3 million and $249.3 million, respectively, and were included in Other assets and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets. The Company’s finance leases were not material as of September 30, 2019. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three and nine months ended September 30, 2019, operating lease costs

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

were $13.6 million and $42.9 million, respectively, which were included within Operating income in the Company’s Condensed Consolidated Statements of Income. Short-term and variable lease costs were not material for the three and nine months ended September 30, 2019.

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

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities:

September 30, 2019
Weighted-average remaining lease term (in years)	7.6
Weighted-average discount rate	6.6%

The following table represents maturities of operating lease liabilities as of September 30, 2019 (in millions):

Due within 1 year	$52.9
Due after 1 year through 2 years	47.3
Due after 2 years through 3 years	40.1
Due after 3 years through 4 years	34.0
Due after 4 years through 5 years	30.9
Due after 5 years	107.4
Total lease payments	312.6
Less imputed interest	(63.3)
Total operating lease liabilities	$249.3

7. Fair Value Measurements

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

				Assets/
				Liabilities at
	Fair Value Measurement Using			Fair
September 30, 2019	Level 1	Level 2	Level 3	Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$30.7	$—	$—	$30.7
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	1,232.0	—	1,232.0
State and municipal variable rate demand notes	—	213.2	—	213.2
United States government agency mortgage-backed securities	—	70.3	—	70.3
Corporate debt securities	—	43.9	—	43.9
Other United States government agency debt securities	—	34.8	—	34.8
United States Treasury securities	10.1	—	—	10.1
Other assets:
Derivatives	—	268.8	—	268.8
Total assets	$40.8	$1,863.0	$—	$1,903.8
Liabilities:
Other liabilities:
Derivatives	$—	$186.9	$—	$186.9
Total liabilities	$—	$186.9	$—	$186.9

				Assets/
				Liabilities at
	Fair Value Measurement Using			Fair
December 31, 2018	Level 1	Level 2	Level 3	Value
Assets:
Cash and cash equivalents:
Measured at fair value through net income:
Money market funds	$27.0	$—	$—	$27.0
Settlement assets:
Measured at fair value through net income:
Money market funds	23.9	—	—	23.9
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	962.7	—	962.7
State and municipal variable rate demand notes	—	168.7	—	168.7
Corporate and other debt securities	—	69.5	—	69.5
United States Treasury securities	9.7	—	—	9.7
Other assets:
Derivatives	—	245.5	—	245.5
Total assets	$60.6	$1,446.4	$—	$1,507.0
Liabilities:
Other liabilities:
Derivatives	$—	$176.2	$—	$176.2
Total liabilities	$—	$176.2	$—	$176.2

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

No material non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2019 and 2018.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 in the fair value hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks and excluded the impact of related interest rate swaps. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par, except for portions of notes hedged by these interest rate swaps, as disclosed in Note 12. As of September 30, 2019, the carrying value and fair value of the Company’s borrowings were $3,248.0 million and $3,383.0 million, respectively (see Note 13). As of December 31, 2018, the carrying value and fair value of the Company’s borrowings were $3,433.7 million and $3,394.6 million, respectively.

The Company holds investments in foreign corporate debt securities that are classified as held-to-maturity securities within Level 2 of the fair value hierarchy and are recorded at amortized cost in Other assets in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2019, both the carrying value and fair value of the Company’s foreign corporate debt securities were $5.5 million. As of December 31, 2018, both the carrying value and fair value of the Company’s foreign corporate debt securities were $32.9 million.

8. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $335 million in outstanding letters of credit and bank guarantees as of September 30, 2019 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of September 30, 2019. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements

In late November 2016, the Company entered into discussions with the United States Department of Justice (the “DOJ”), the United States Attorney’s Office for the Central District of California ("USAO-CDCA"), the United States Attorney’s Office for the Eastern District of Pennsylvania ("USAO-EDPA"), the United States Attorney’s Office for the Middle District of Pennsylvania ("USAO-MDPA"), and the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) to resolve the investigations by the USAO-CDCA, USAO-EDPA, USAO-MDPA, and USAO-SDFL (collectively, the “USAOs”). On January 19, 2017, the Company announced that it, or its subsidiary Western Union Financial Services, Inc. (“WUFSI”), had entered into 1) a Deferred Prosecution Agreement (the “DPA”) with the DOJ and the USAOs; 2) a Stipulated Order for Permanent Injunction and Final Judgment (the “Consent Order”) with the United States Federal Trade Commission (“FTC”) resolving claims by the FTC alleging unfair acts and practices under the Federal Trade Commission Act and for violations of the FTC Telemarketing Sales Rule; and 3) a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), to resolve the respective investigations of those agencies. FinCEN provided notice to the Company dated December 16, 2016 of its investigation regarding possible violations of the United States Bank Secrecy Act ("BSA"). On January 31, 2017, the Company entered into assurances of discontinuance/assurances of voluntary compliance with the attorneys general of 49 U.S. states and the District of Columbia named therein to resolve investigations by the state attorneys general, which sought information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company had received and the Company’s procedures to help identify and prevent fraudulent transfers. On April 12, 2017, the Company settled with the one remaining state attorney general under effectively the same terms as the January 31, 2017 agreement with no additional monetary payment required. The agreements with the state attorneys general are collectively referred to herein as the "State AG Agreement." The DPA, Consent Order, FinCEN Agreement, and State AG Agreement are collectively referred to herein as the "Joint Settlement Agreements."

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

Under the Joint Settlement Agreements, the Company was required to 1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”); 2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs; and 3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment, without any additional payment or non-monetary obligations. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during 2017.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Shareholder Derivative Actions

On January 13, 2014, Natalie Gordon served the Company with a Verified Shareholder Derivative Complaint and Jury Demand that was filed in District Court, Douglas County, Colorado naming the Company’s President and Chief Executive Officer, one of its former executive officers, one of its former directors, and all but one of its current directors as individual defendants, and the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty and gross mismanagement against all of the individual defendants and unjust enrichment against the President and Chief Executive Officer and the former executive officer based on allegations that between February 12, 2012 to October 30, 2012, the individual defendants made or caused the Company to issue false and misleading statements or failed to make adequate disclosures regarding the effects of a settlement agreement signed on February 11, 2010 between WUFSI and the State of Arizona regarding WUFSI’s AML compliance programs along the United States and Mexico border ("Southwest Border Agreement"), including regarding the anticipated costs of compliance with the Southwest Border Agreement, potential effects on business operations, and Company projections. Plaintiff also alleges that the individual defendants caused or allowed the Company to lack requisite internal controls, caused or allowed financial statements to be misstated, and caused the Company to be subject to the costs, expenses and liabilities associated with City of Taylor Police and Fire Retirement System v. The Western Union Company, et al., a lawsuit that was subsequently renamed and dismissed. Plaintiff further alleges that the Company’s President and Chief Executive Officer and the former executive officer received excessive compensation based on the allegedly inaccurate financial statements. On March 12, 2014, the Court entered an order granting the parties’ joint motion to stay proceedings in the case during the pendency of certain of the shareholder derivative actions described below. On February 13, 2019, the case was administratively closed, although the Court indicated that a motion could be filed to re-open the matter. On September 16, 2019, the Court dismissed the case.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. In accordance with Spanish law, on January 4, 2018, the Company, through its subsidiary Western Union International Limited, provided a corporate guaranty in an amount of approximately €23 million to cover any liability that could theoretically attach to WUPSIL. On October 3, 2019, WUPSIL signed a settlement agreement with the Spanish prosecutor that extinguishes WUPSIL’s civil liability for the fraud scams at issue by stating that the liability has already been covered by the Compensation Payment under the DPA. On October 8, 2019, WUPSIL filed a motion requesting release of the corporate guarantee. On October 14, 2019, the case was remitted for decision and final judgment, which remains pending.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

9. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended September 30, 2019 and 2018 totaled $14.5 million and $14.6 million, respectively, and $41.9 million and $43.0 million for the nine months ended September 30, 2019 and 2018, respectively.

10. Settlement Assets and Obligations and Non-Settlement Related Investments

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

Settlement assets and obligations consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Settlement assets:
Cash and cash equivalents	$490.4	$1,247.8
Receivables from selling agents and Business Solutions customers	1,202.6	1,355.4
Investment securities	1,604.3	1,210.6
Total settlement assets	$3,297.3	$3,813.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,587.1	$2,793.6
Payables to agents	710.2	1,020.2
Total settlement obligations	$3,297.3	$3,813.8

Investment securities included in Settlement assets in the Company’s Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. Variable-rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2052. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable state and foreign country requirements.

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

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the nine months ended September 30, 2019 and 2018 were $4.2 billion and $5.8 billion, respectively.

Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Factors that could indicate an impairment exists include, but are not limited to: (i) earnings performance, (ii) changes in credit rating, or (iii) adverse changes in the regulatory or economic environment of the asset. If potential impairment exists, the Company assesses whether it has the intent to sell the debt security, will more likely than not be required to sell the debt security before its anticipated recovery, or expects that some of the contractual cash flows will not be received.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
September 30, 2019	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$30.7	$30.7	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,197.7	1,232.0	34.5	(0.2)	34.3
State and municipal variable rate demand notes	213.2	213.2	—	—	—
United States government agency mortgage-backed securities	69.7	70.3	0.6	—	0.6
Corporate debt securities	43.9	43.9	—	—	—
Other United States government agency debt securities	34.8	34.8	—	—	—
United States Treasury securities	10.0	10.1	0.1	—	0.1
Total investment securities within Settlement assets	1,569.3	1,604.3	35.2	(0.2)	35.0
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	5.5	5.5	—	—	—
Total investment securities	$1,605.5	$1,640.5	$35.2	$(0.2)	$35.0

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2018	Cost	Value	Gains	Losses	Gains/(Losses)
Cash and cash equivalents:
Money market funds	$27.0	$27.0	$—	$—	$—
Settlement assets:
Cash and cash equivalents:
Money market funds	23.9	23.9	—	—	—
Available-for-sale securities:
State and municipal debt securities (a)	963.4	962.7	6.1	(6.8)	(0.7)
State and municipal variable rate demand notes	168.7	168.7	—	—	—
Corporate and other debt securities	70.0	69.5	—	(0.5)	(0.5)
United States Treasury securities	9.9	9.7	—	(0.2)	(0.2)
Total investment securities within Settlement assets	1,212.0	1,210.6	6.1	(7.5)	(1.4)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	32.9	32.9	—	—	—
Total investment securities	$1,295.8	$1,294.4	$6.1	$(7.5)	$(1.4)
(a)	The majority of these securities are fixed-rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the contractual maturities of settlement-related debt securities as of September 30, 2019 (in millions):

Fair
Value
Due within 1 year	$164.2
Due after 1 year through 5 years	508.4
Due after 5 years through 10 years	511.7
Due after 10 years	420.0
$1,604.3

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $7.6 million, $0.4 million, and $205.2 million were included in the categories "Due after 1 year through 5 years," "Due after 5 years through 10 years," and "Due after 10 years", respectively, in the table above. The held-to-maturity foreign corporate debt securities are due within one year.

11. Stockholders’ Equity/(Deficit)

Accumulated Other Comprehensive Loss

The following table details reclassifications out of Accumulated other comprehensive loss (“AOCL”) and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Condensed Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
	Location	2019	2018	2019	2018
Income for the period (in millions):
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$—	$—	$0.6	$(0.4)
Income tax (expense)/benefit	Provision for income taxes	—	—	(0.2)	0.1
Total reclassification adjustments related to investment securities, net of tax		—	—	0.4	(0.3)
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	6.1	0.2	9.6	(14.6)
Interest rate contracts	Interest expense	—	(0.3)	—	(2.0)
Income tax (expense)/benefit	Provision for income taxes	(0.1)	(0.1)	(0.1)	0.6
Total reclassification adjustments related to cash flow hedges, net of tax		6.0	(0.2)	9.5	(16.0)
Amortization of components of defined benefit plans:
Actuarial loss	Other income/(expense), net	(2.7)	(3.0)	(8.1)	(8.8)
Income tax benefit	Provision for income taxes	0.4	0.6	1.4	2.0
Total reclassification adjustments related to defined benefit plans, net of tax		(2.3)	(2.4)	(6.7)	(6.8)
Total reclassifications, net of tax		$3.7	$(2.6)	$3.2	$(23.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the components of AOCL, net of tax on the accompanying Condensed Consolidated Balance Sheets were as follows (in millions):

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2018	$(1.1)	$7.4	$(101.2)	$(136.1)	$(231.0)
Unrealized gains/(losses)	16.8	4.4	—	—	21.2
Tax benefit/(expense)	(3.8)	0.9	—	—	(2.9)
Amounts reclassified from AOCL into earnings, net of tax	—	(1.4)	—	2.5	1.1
As of March 31, 2019	11.9	11.3	(101.2)	(133.6)	(211.6)
Unrealized gains/(losses)	13.0	(3.9)	—	—	9.1
Tax benefit/(expense)	(2.7)	0.1	—	—	(2.6)
Amounts reclassified from AOCL into earnings, net of tax	(0.4)	(2.1)	—	1.9	(0.6)
As of June 30, 2019	21.8	5.4	(101.2)	(131.7)	(205.7)
Unrealized gains/(losses)	7.2	20.8	—	—	28.0
Tax benefit/(expense)	(1.4)	(0.3)	—	—	(1.7)
Amounts reclassified from AOCL into earnings, net of tax	—	(6.0)	—	2.3	(3.7)
As of September 30, 2019	$27.6	$19.9	$(101.2)	$(129.4)	$(183.1)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2017	$2.7	$(40.6)	$(76.9)	$(113.1)	$(227.9)
Unrealized gains/(losses)	(11.7)	(12.3)	—	—	(24.0)
Tax benefit/(expense)	2.6	(0.5)	—	—	2.1
Amounts reclassified from AOCL into earnings, net of tax	0.4	9.7	—	2.1	12.2
Net foreign currency translation adjustments (a)	—	—	(7.0)	—	(7.0)
Reclassification of Tax Act effects into Accumulated deficit (b)	0.5	(2.3)	(4.8)	(24.8)	(31.4)
As of March 31, 2018	(5.5)	(46.0)	(88.7)	(135.8)	(276.0)
Unrealized gains/(losses)	1.1	31.8	—	—	32.9
Tax benefit/(expense)	(0.2)	(0.5)	—	—	(0.7)
Amounts reclassified from AOCL into earnings, net of tax	(0.1)	6.1	—	2.3	8.3
Net foreign currency translation adjustments (a)	—	—	(12.5)	—	(12.5)
As of June 30, 2018	(4.7)	(8.6)	(101.2)	(133.5)	(248.0)
Unrealized gains/(losses)	(6.2)	3.3	—	—	(2.9)
Tax benefit/(expense)	1.5	0.2	—	—	1.7
Amounts reclassified from AOCL into earnings, net of tax	—	0.2	—	2.4	2.6
As of September 30, 2018	$(9.4)	$(4.9)	$(101.2)	$(131.1)	$(246.6)
(a)	Beginning in the third quarter of 2018, all changes in the value of the Argentine peso on the Company's monetary assets and liabilities are reflected in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for the Company's money transfer operations, whereas these effects were reflected in other comprehensive income for the Company's bill payment operations. This designation did not have a material impact on the Company's financial position and results of operations during the three and nine months ended September 30, 2019 and 2018.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b)	As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in the first quarter of 2018, the Company adopted an accounting pronouncement and reclassified tax effects included within AOCL to Accumulated deficit in the Condensed Consolidated Balance Sheets as a result of the United States tax reform legislation in December 2017 (the “Tax Act”).

Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.20 per common share for each of the first three quarters of 2019, representing $257.1 million in total dividends. Of this amount, $84.2 million was paid on September 30, 2019, $85.5 million was paid on June 28, 2019, and $87.4 million was paid on March 29, 2019. The Company's Board of Directors declared quarterly cash dividends of $0.19 per common share for each of the first three quarters of 2018, representing $257.8 million in total dividends. Of this amount, $84.5 million was paid on September 28, 2018, $85.8 million was paid on June 29, 2018, and $87.5 million was paid on March 30, 2018.

Share Repurchases

During the nine months ended September 30, 2019 and 2018, 24.4 million and 17.4 million shares were repurchased for $475.2 million and $350.0 million, respectively, excluding commissions, at an average cost of $19.48 and $20.07, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of September 30, 2019, $69.0 million and $1.0 billion remained available under the share repurchase authorizations approved by the Company’s Board of Directors through December 31, 2019 and December 31, 2021, respectively. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

12. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and, to a lesser degree, the Canadian dollar, British pound, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payment operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (i) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

The Company executes derivatives with established financial institutions; the substantial majority of these financial institutions have a credit rating of "A-" or higher from a major credit rating agency. Customer derivatives written by the Company’s Business Solutions operations primarily involve small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis, while also monitoring the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties’ ability to perform. These actions may include requiring Business Solutions customers to post or increase collateral, and for all counterparties, the possible termination of the related contracts. The Company’s hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Foreign Currency Derivatives

The Company’s policy is to use long duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of September 30, 2019, the Company’s longer-term foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.

As described in the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company early adopted an accounting pronouncement related to hedging activities as of January 1, 2018. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income. For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in Revenues.

The Company also uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to one month, to offset foreign exchange rate fluctuations on settlement assets and obligations between initiation and settlement. In addition, forward contracts, typically with maturities of less than one year at inception, are utilized to offset foreign exchange rate fluctuations on certain foreign currency denominated cash and other asset and liability positions. None of these contracts are designated as accounting hedges.

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2019 and December 31, 2018 were as follows (in millions):

September 30, 2019
Contracts designated as hedges:
Euro	$382.8
Canadian dollar	98.2
British pound	61.5
Australian dollar	37.9
Swiss franc	26.4
Other (a)	52.7
Contracts not designated as hedges:
Euro	$285.0
Indian rupee	64.5
Canadian dollar	63.0
British pound	57.8
Mexican peso	49.9
Brazilian real	35.8
Japanese yen	33.9
Other (a)	166.5
(a)	Comprised of exposures to various currencies as of September 30, 2019. None of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

December 31, 2018
Contracts designated as hedges:
Euro	$364.7
Canadian dollar	97.1
British pound	76.4
Australian dollar	45.3
Japanese yen	25.2
Other (a)	50.1
Contracts not designated as hedges:
Euro	$274.4
British pound	81.5
Canadian dollar	46.0
Australian dollar	39.0
Indian rupee	37.2
Brazilian real	35.8
Japanese yen	34.3
Mexican peso	34.2
Other (a)	138.5
(a)	Comprised of exposures to various currencies as of December 31, 2018. None of these individual currency exposures is greater than $25 million.

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $88.2 million and $88.4 million for the three months ended September 30, 2019 and 2018, respectively, and $257.1 million and $257.0 million for the nine months ended September 30, 2019 and 2018, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations as of September 30, 2019 and December 31, 2018 was approximately $6.5 billion and $6.0 billion, respectively. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the Canadian dollar.

Interest Rate Hedging

The Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term, LIBOR-based, variable rate payments in order to manage its overall exposure to interest rate fluctuations. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within Borrowings in the Condensed Consolidated Balance Sheets. Interest expense in the Condensed Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

The Company held interest rate swaps in an aggregate notional amount of $175.0 million as of September 30, 2019 and December 31, 2018, related to notes due in 2020.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives designated as hedges:
Interest rate fair value hedges	Other assets	$4.0	$0.1	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	40.4	28.6	Other liabilities	0.5	2.8
Total derivatives designated as hedges		$44.4	$28.7		$0.5	$2.8
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$219.6	$214.2	Other liabilities	$184.9	$170.9
Foreign currency	Other assets	4.8	2.6	Other liabilities	1.5	2.5
Total derivatives not designated as hedges		$224.4	$216.8		$186.4	$173.4
Total derivatives		$268.8	$245.5		$186.9	$176.2
(a)	In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align to the growth in the underlying derivatives business.

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

In addition, certain of the Company’s other agreements include netting provisions, the enforceability of which may vary: (i) from jurisdiction to jurisdiction, and (ii) depending on the circumstances. Due to the uncertainty related to the enforceability of these provisions, the derivative balances associated with these agreements are included within "Derivatives that are not or may not be subject to master netting arrangement or similar agreement" in the following tables. In certain circumstances, the Company may require its Business Solutions customers to maintain collateral balances which may mitigate the risk associated with potential customer defaults.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of September 30, 2019 and December 31, 2018 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
		Amounts	Presented	Not Offset
	Gross	Offset in the	in the	in the
	Amounts of	Condensed	Condensed	Condensed
	Recognized	Consolidated	Consolidated	Consolidated
September 30, 2019	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$199.6	$—	$199.6	$(95.4)	$104.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	69.2
Total	$268.8

December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$162.6	$—	$162.6	$(95.7)	$66.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	82.9
Total	$245.5

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
		Amounts	Presented	Not Offset
	Gross	Offset in the	in the	in the
	Amounts of	Condensed	Condensed	Condensed
	Recognized	Consolidated	Consolidated	Consolidated
September 30, 2019	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$112.6	$—	$112.6	$(95.4)	$17.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.3
Total	$186.9

December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$104.1	$—	$104.1	$(95.7)	$8.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	72.1
Total	$176.2

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Income Statement

Cash Flow and Fair Value Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Foreign currency derivatives (a)	$20.8	$3.3	$21.3	$22.8
(a)	For the three months ended September 30, 2019 and 2018, gains/(losses) of $(0.6) million and $(0.4) million, respectively, represent the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied. For the nine months ended September 30, 2019 and 2018, gains/(losses) of $1.1 million and $(0.6) million, respectively, represent amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness.

The following table presents the location and pre-tax amount of gains/(losses) from fair value and cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,
	2019		2018
		Interest		Interest
	Revenues	Expense	Revenues	Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$1,306.9	$(36.2)	$1,387.8	$(38.4)
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate derivatives:
Hedged items	—	0.2	—	(0.1)
Derivatives designated as hedging instruments	—	—	—	(0.3)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Amount of gain/(loss) reclassified from AOCL into income	6.1	—	0.2	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	3.0	—	1.3	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	0.5	—	1.9	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the location and pre-tax amount of gains/(losses) from fair value and cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended September 30,
	2019		2018
		Interest		Interest
	Revenues	Expense	Revenues	Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$3,984.4	$(114.5)	$4,188.3	$(111.4)
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate derivatives:
Hedged items	—	(0.7)	—	1.3
Derivatives designated as hedging instruments	—	1.0	—	(2.3)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Amount of gain/(loss) reclassified from AOCL into income	9.6	—	(14.6)	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	8.1	—	2.3	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	2.8	—	5.7	—

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Gain/(Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives	Income Statement Location	2019	2018	2019	2018
Foreign currency derivatives (b)	Selling, general, and administrative	$20.2	$8.9	$27.8	$44.1
Foreign currency derivatives (c)	Revenues	0.8	0.4	1.0	2.0
Foreign currency derivatives (c)	Other income/(expense), net	—	—	—	(1.9)
Total gain		$21.0	$9.3	$28.8	$44.2
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

(b)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivatives activity as displayed above and included in Selling, general and administrative in the Condensed Consolidated Statements of Income, were $(23.4) million and $(8.2) million for the three months ended September 30, 2019 and 2018, respectively, and $(38.5) million and $(39.5) million for the nine months ended September 30, 2019 and 2018, respectively.
(c)	All derivative contracts executed in the Company’s revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to Revenues in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018. The amount recorded to Other income/(expense), net for the nine months ended September 30, 2018 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on September 30, 2019 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $22.1 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Commercial paper (a)	$435.0	$125.0
Notes:
3.350% notes due 2019 (b)	—	250.0
Floating rate notes due 2019 (b)	—	250.0
5.253% notes due 2020 (c)	324.9	324.9
3.600% notes due 2022 (c)	500.0	500.0
4.250% notes due 2023 (c)	300.0	300.0
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Term loan facility borrowing (effective rate of 3.3%)	950.0	950.0
Total borrowings at par value	3,259.9	3,449.9
Fair value hedge accounting adjustments, net (d)	0.6	(0.1)
Debt issuance costs and unamortized discount, net	(12.5)	(16.1)
Total borrowings at carrying value (e)	$3,248.0	$3,433.7
(a)	Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of September 30, 2019 had a weighted-average annual interest rate of approximately 2.4% and a weighted-average term of approximately 2 days.
(b)	Proceeds from the Speedpay divestiture, commercial paper, and cash, including cash generated from operations, were used to repay the May 2019 maturities of $250.0 million of aggregate principal amount unsecured notes and $250.0 million of aggregate principal amount unsecured floating rate notes.
(c)	The difference between the stated interest rate and the effective interest rate is not significant.
(d)	The Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in Interest expense in the Condensed Consolidated Statements of Income over the life of the related notes, and cause the effective rate of interest to differ from the notes’ stated rate.
(e)	As of September 30, 2019, the Company’s weighted-average effective rate on total borrowings was approximately 4.3%.

The following summarizes the Company’s maturities of notes and term loan at par value as of September 30, 2019 (in millions):

Due within 1 year	$324.9
Due after 1 year through 2 years	35.6
Due after 2 years through 3 years	547.5
Due after 3 years through 4 years	383.1
Due after 4 years through 5 years	783.8
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2019 and 2018 is based on the estimated annual effective tax rate, in addition to discrete items. The Company’s effective tax rates on pre-tax income were 16.8% and 21.7% for the three months ended September 30, 2019 and 2018, respectively, and 17.9% and 15.4% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the Company’s effective tax rate for the three months ended September 30, 2019 compared to the prior period is primarily due to discrete items recognized in the prior period, including adjustments to the Company's accounting for the implementation of the Tax Act for the three months ended September 30, 2018 which increased the Company’s effective tax rate by 10.0%, partially offset by an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses. The increase in the Company’s effective tax rate for the nine months ended September 30, 2019 compared to the prior period is primarily due to an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses, partially offset by discrete items recognized in the prior period, including adjustments to the Company's accounting for the implementation of the Tax Act for the nine months ended September 30, 2018 which increased the Company’s effective tax rate by 1.9%. The Company currently expects that approximately 69% of the Company’s pre-tax income will be derived from foreign sources for the year ending December 31, 2019. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements and are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2019 and December 31, 2018 was $296.0 million and $295.0 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $282.8 million and $284.2 million as of September 30, 2019 and December 31, 2018, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Condensed Consolidated Statements of Income and records the associated liability in Income taxes payable in its Condensed Consolidated Balance Sheets. The Company recognized $1.2 million and $1.6 million of interest and penalties during the three months ended September 30, 2019 and 2018, respectively, and $4.5 million and $2.4 million during the nine months ended September 30, 2019 and 2018, respectively. The Company has accrued $28.3 million and $23.9 million for the payment of interest and penalties as of September 30, 2019 and December 31, 2018, respectively.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The Company’s United States federal income tax returns since 2016 are eligible to be examined.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Stock Compensation Plans

For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $9.7 million and $11.2 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $35.0 million and $36.6 million, respectively.

During the nine months ended September 30, 2019, the Company granted 0.6 million options at a weighted-average exercise price of $17.63 and 3.5 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $15.88. As of September 30, 2019, the Company had 4.9 million outstanding options at a weighted-average exercise price of $18.31, of which 3.8 million options were exercisable at a weighted-average exercise price of $18.19. The Company had 7.7 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $17.00 as of September 30, 2019.

16. Segments

As described in Note 1, the Company classifies its business into two segments: Consumer-to-Consumer and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s CODM in allocating resources and assessing performance.

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

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. The CODM allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. The Company’s money order and other services are also included in Other.

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Consumer-to-Consumer	$1,113.0	$1,107.4	$3,282.8	$3,325.9
Business Solutions	100.6	100.2	291.8	290.0
Other (a)	93.3	180.2	409.8	572.4
Total consolidated revenues	$1,306.9	$1,387.8	$3,984.4	$4,188.3
Operating income:
Consumer-to-Consumer	$263.8	$277.8	$747.3	$785.7
Business Solutions	16.7	14.3	35.8	18.2
Other (a)	8.4	10.5	23.3	47.2
Total segment operating income	288.9	302.6	806.4	851.1
Restructuring-related expenses (Note 5)	(91.5)	—	(98.9)	—
Total consolidated operating income	$197.4	$302.6	$707.5	$851.1
(a)	Other primarily consists of the Company’s electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. Speedpay revenues included in the Company’s results were $85.3 million for the three months ended September 30, 2018, and $125.4 million and $267.7 million for the nine months ended September 30, 2019 and 2018, respectively. Speedpay direct operating expenses were $62.0 million for the three months ended September 30, 2018, and $98.2 million and $189.7 million for the nine months ended September 30, 2019 and 2018, respectively. Paymap revenues included in the Company’s results were $3.9 million for the three months ended September 30, 2018, and $5.3 million and $12.2 million for the nine months ended September 30, 2019 and 2018, respectively. Paymap direct operating expenses were $1.5 million for the three months ended September 30, 2018, and $2.2 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively.

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report on Form 10-Q. This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "targets," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook" and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our" or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the Risk Factors section and throughout the Annual Report on Form 10-K for the year ended December 31, 2018. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Overview

We are a leading provider of money movement and payment services, operating in two business segments:

●	Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. We view our multi-currency money transfer service as one interconnected global network where a money transfer can be sent from one location to another around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.
●	Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes our cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. The Chief Operating Decision Maker ("CODM") allocates resources and assesses performance using discrete information for these separate bill payments components, neither of which is material from either a quantitative or qualitative perspective. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. Additional information on our reportable segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2019 compared to the same periods in 2018. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues and operating income for the three and nine months ended September 30, 2019 were negatively impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $45.8 million and $197.2 million for the three and nine months ended September 30, 2019, relative to the corresponding periods in the prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $30.9 million and $129.1 million for the three and nine months ended September 30, 2019, relative to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $15.3 million and $54.4 million for the three and nine months ended September 30, 2019, relative to the corresponding periods in the prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $9.5 million and $36.5 million for the three and nine months ended September 30, 2019, relative to the corresponding periods in the prior year.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States electronic bill payments business known as “Speedpay,” which has been included as a component of Other in our segment reporting. We received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million in the all-cash transaction that closed on May 9, 2019. Speedpay revenues included in our results were $85.3 million for the three months ended September 30, 2018, and $125.4 million and $267.7 million for the nine months ended September 30, 2019 and 2018, respectively. Speedpay direct operating expenses were $62.0 million for the three months ended September 30, 2018, and $98.2 million and $189.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	% Change	2019	2018	% Change
Revenues	$1,306.9	$1,387.8	(6)%	$3,984.4	$4,188.3	(5)%
Expenses:
Cost of services	768.6	812.4	(5)%	2,330.0	2,467.0	(6)%
Selling, general and administrative	340.9	272.8	25%	946.9	870.2	9%
Total expenses	1,109.5	1,085.2	2%	3,276.9	3,337.2	(2)%
Operating income	197.4	302.6	(35)%	707.5	851.1	(17)%
Other income/(expense):
Gain on divestitures of businesses	—	—	(a)	524.6	—	(a)
Interest income	1.1	1.6	(32)%	4.2	3.6	16%
Interest expense	(36.2)	(38.4)	(6)%	(114.5)	(111.4)	3%
Other income/(expense), net	(0.1)	0.6	(a)	2.1	13.1	(84)%
Total other income/(expense), net	(35.2)	(36.2)	(3)%	416.4	(94.7)	(a)
Income before income taxes	162.2	266.4	(39)%	1,123.9	756.4	49%
Provision for income taxes	27.2	57.8	(53)%	201.0	116.6	73%
Net income	$135.0	$208.6	(35)%	$922.9	$639.8	44%
Earnings per share:
Basic	$0.32	$0.47	(32)%	$2.14	$1.41	52%
Diluted	$0.32	$0.46	(30)%	$2.13	$1.40	52%
Weighted-average shares outstanding:
Basic	423.3	446.8		430.3	454.8
Diluted	426.8	449.0		433.0	457.4
(a)	Calculation not meaningful.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the same periods of the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and nine months ended September 30, 2019 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues, as reported - (GAAP)	$1,306.9	$1,387.8	(6)%	$3,984.4	$4,188.3	(5)%
Foreign currency impact (a)			3%			5%
Divestitures impact (b)			7%			4%
Revenue change, constant currency adjusted and excluding divestitures - (Non-GAAP)			4%			4%
(a)	Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $45.8 million and $197.2 million for the three and nine months ended September 30, 2019 when compared to foreign currency rates in the prior year period. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $30.9 million and $129.1 million for the three and nine months ended September 30, 2019, when compared to foreign currency rates in the prior year period.
(b)	In May 2019, we sold a substantial majority of our United States based electronic bill payments services. Speedpay revenues included in our results were $85.3 million for the three months ended September 30, 2018, and $125.4 million and $267.7 million for the nine months ended September 30, 2019 and 2018, respectively. Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, revenues included in our results were $3.9 million for the three months ended September 30, 2018, and $5.3 million and $12.2 million for the nine months ended September 30, 2019 and 2018, respectively. We have included the impact of these divestitures on our revenues because management believes that presenting the revenue change, as adjusted, to exclude divestitures will provide investors with a more meaningful comparison of results for the periods presented.

For both the three and nine months ended September 30, 2019, GAAP revenues decreased when compared to the corresponding periods in the prior year due to fluctuations in the exchange rate between the United States dollar and other currencies, and the divestitures of the Speedpay and Paymap businesses during the second quarter of 2019, partially offset by an increase in transactions in our Consumer-to-Consumer segment. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 3% and 5% for the three and nine months ended September 30, 2019, respectively. The increase in revenues constant currency adjusted and excluding divestitures (Non-GAAP) for both the three and nine months ended September 30, 2019 was primarily the result of an increase in local currency revenue per transaction in our Argentine operations, including in our cash-based bill payment business, primarily due to inflation, and an increase in transactions in our Consumer-to-Consumer segment.

Operating Expenses Overview

Enhanced Regulatory Compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity. We also continue to improve consumer protection, including enhancements related to the Joint Settlement Agreements and the NYDFS Consent Order described further in Part I, Item 1, Financial Statements, Note 8, Commitments and Contingencies, and similar regulations outside the United States, and other matters. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and increased costs. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations.

Restructuring-Related Expenses

On August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our chief executive officer, reducing our headcount, and consolidating various facilities. We expect to incur approximately $150 million of total expenses in 2019 and 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, costs related to facility closures, lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. We expect the plan to generate expense savings of approximately $50 million in 2020 and approximately $100 million in 2021. The foregoing figures are our estimates and are subject to change as the plan is anticipated to be completed by the end of 2020.

For the three and nine months ended September 30, 2019, we incurred $91.5 million and $98.9 million, respectively, related to this plan, with a significant majority of these expenses related to severance and employee benefits. For the three and nine months ended September 30, 2019, $33.9 million is included within Cost of services in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2019, $57.6 million and $65.0 million, respectively, is included within Selling, general, and administrative in the Condensed Consolidated Statements of Income. Refer to Part I, Item 1, Financial Statements, Note 5, Restructuring-Related Expenses for further discussion.

These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that we have previously incurred and can reasonably be expected to incur in the future.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and nine months ended September 30, 2019. Cost of services decreased for the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year, due to the Speedpay divestiture during the second quarter of 2019. Additionally, cost of services decreased for both periods due to a decrease in variable costs, including agent commissions in our Consumer-to-Consumer money transfer business, which vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies. These decreases were partially offset by an increase in severance and employee benefits related to our restructuring plan, as further discussed above.

Selling, General, and Administrative

Selling, general, and administrative increased for the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year, due to restructuring-related expenses, including severance and related employee benefits, costs associated with the relocation of various operations to our other facilities, and costs related to facility closures, lease terminations, and consulting. In addition, selling, general and administrative increased for the nine months ended September 30, 2019 compared to the prior period due to an increase in costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures.

Total Other Income/Expense, Net

Total other income/expense, net for the nine months ended September 30, 2019 was favorably impacted by the gain on the sale of Speedpay during the second quarter of 2019 as compared to the corresponding period in the prior year, partially offset by foreign exchange gains in the prior period on certain U.S. dollar-denominated assets in our Argentina cash-based bill payments business which did not recur.

Income Taxes

Our effective tax rates on pre-tax income were 16.8% and 21.7% for the three months ended September 30, 2019 and 2018, respectively, and 17.9% and 15.4% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in our effective tax rate for the three months ended September 30, 2019 compared to the prior period is primarily due to discrete items recognized in the prior period, including adjustments to our accounting for the implementation of the Tax Act for the three months ended September 30, 2018 which increased our effective tax rate by 10.0%, partially offset by an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses. The increase in our effective tax rate for the nine months ended September 30, 2019 compared to the prior period is primarily due to an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses, partially offset by discrete items recognized in the prior period, including adjustments to our accounting for the implementation of the Tax Act for the nine months ended September 30, 2018 which increased our effective tax rate by 1.9%.

We have established contingency reserves for a variety of material, known tax exposures. As of September 30, 2019, the total amount of tax contingency reserves was $309.5 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e. new information) surrounding a tax issue during the period; and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings Per Share

During the three months ended September 30, 2019 and 2018, basic earnings per share were $0.32 and $0.47, respectively, and diluted earnings per share were $0.32 and $0.46, respectively. During the nine months ended September 30, 2019 and 2018, basic earnings per share were $2.14 and $1.41, respectively, and diluted earnings per share were $2.13 and $1.40, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above our weighted-average share price during the periods and their effect was anti-dilutive, were 0.5 million and 2.2 million for the three months ended September 30, 2019 and 2018, respectively, and 2.4 million and 2.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Earnings per share for both the three and nine months ended September 30, 2019 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income, including expenses associated with our restructuring activities, and a lower number of shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs. For the nine months ended September 30, 2019, the increase in earnings per share compared to the corresponding period in the prior year was primarily due to the gain on the sale of Speedpay during the second quarter of 2019.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our reportable segments are Consumer-to-Consumer and Business Solutions.

During the three and nine months ended September 30, 2019, we incurred $91.5 million and $98.9 million, respectively, of restructuring-related expenses, as further discussed above. While certain of these expenses may be identifiable to our segments, primarily to our Consumer-to-Consumer segment, they have been excluded from the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consumer-to-Consumer	85%	80%	83%	79%
Business Solutions	8%	7%	7%	7%
Other	7%	13%	10%	14%
	100%	100%	100%	100%

Corporate costs, including stock-based compensation and other overhead, continue to be consistently allocated to the segments based on historical practice. For the three and nine months ended September 30, 2019, approximately $19 million and $31 million, respectively, of corporate expenses were allocated to the Consumer-to-Consumer segment that would have previously been included in Other prior to the sale of Speedpay on May 9, 2019.

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars and transactions in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$1,113.0	$1,107.4	1%	$3,282.8	$3,325.9	(1)%
Operating income	$263.8	$277.8	(5)%	$747.3	$785.7	(5)%
Operating income margin	24%	25%		23%	24%
Key indicator:
Consumer-to-Consumer transactions	73.0	71.8	2%	215.6	212.7	1%

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

The geographic split for transactions and revenue in the table that follows, including transactions conducted and funded through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are transactions conducted and funded through westernunion.com for the three and nine months ended September 30, 2019 and 2018, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions that are conducted and funded through westernunion.com and the related revenues.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues overview above.

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
			Constant				Constant
			Currency				Currency
	Revenue		Revenue		Revenue		Revenue
	Growth/	Foreign	Growth/		Growth/	Foreign	Growth/
	(Decline), as	Exchange	(Decline) (a) -	Transaction	(Decline), as	Exchange	(Decline) (a) -	Transaction
	Reported -	Translation	(Non-	Growth/	Reported -	Translation	(Non-	Growth/
	(GAAP)	Impact	GAAP)	(Decline)	(GAAP)	Impact	GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	2%	0%	2%	(1)%	2%	0%	2%	(1)%
Europe and Russia/CIS ("EU & CIS")	(1)%	(2)%	1%	6%	(3)%	(4)%	1%	5%
Middle East, Africa, and South Asia ("MEASA")	4%	(1)%	5%	1%	(2)%	(1)%	(1)%	0%
Latin America and the Caribbean ("LACA") (b)	4%	(8)%	12%	10%	2%	(11)%	13%	10%
East Asia and Oceania ("APAC")	(13)%	0%	(13)%	(6)%	(13)%	(1)%	(12)%	(7)%
Total Consumer-to-Consumer growth/(decline):	1%	(1)%	2%	2%	(1)%	(2)%	1%	1%

westernunion.com (c)	16%	(1)%	17%	16%	17%	(2)%	19%	17%

(a)	Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.
(b)	Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation.
(c)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	38%	37%	38%	37%
EU & CIS	32%	32%	32%	32%
MEASA	15%	15%	15%	15%
LACA	9%	9%	9%	9%
APAC	6%	7%	6%	7%

Westernunion.com, which is included in the regional percentages above, represented approximately 14% and 13% of our Consumer-to-Consumer revenues for the three and nine months ended September 30, 2019, respectively. Westernunion.com represented approximately 12% and 11% of our Consumer-to-Consumer revenues for the three and nine months ended September 30, 2018, respectively.

Our consumers transferred $22.4 billion and $22.1 billion in Consumer-to-Consumer principal for the three months ended September 30, 2019 and 2018, of which $20.6 billion and $20.1 billion related to cross-border principal for the same corresponding periods described above, respectively. Our consumers transferred $65.5 billion and $65.3 billion in Consumer-to-Consumer principal for the nine months ended September 30, 2019 and 2018, of which $60.2 billion and $59.4 billion related to cross-border principal for the same corresponding periods described above, respectively.

Revenues

All comparisons in the discussion below are for the three and nine months ended September 30, 2019 compared to the corresponding periods in the prior year.

Consumer-to-Consumer money transfer revenue increased 1% for the three months ended September 30, 2019, compared to the corresponding period in the prior year, with transaction growth of 2%. For the nine months ended September 30, 2019, Consumer-to-Consumer money transfer revenue decreased 1% compared to the corresponding period in the prior year, with transaction growth of 1%. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% and 2% for the three and nine months ended September 30, 2019 compared to the corresponding periods in the prior year, respectively. Constant currency revenue increased 2% and 1% for the three and nine months ended September 30, 2019, respectively, primarily due to transaction growth.

Our NA region revenue increased 2% for both the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year, with transaction declines of 1% for both periods. The increase in revenue for the three and nine months ended September 30, 2019 was primarily due to net price increases and transaction growth in our United States outbound services, including to Mexico, partially offset by lower revenue generated from money transfers sent and received within the United States.

Our EU & CIS region revenue decreased 1% and 3% for the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year, with transaction growth of 6% and 5%, respectively. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% and 4% for the three and nine months ended September 30, 2019, respectively. Revenue was positively impacted by transaction growth in Spain, France, and Russia for both the three and nine months ended September 30, 2019.

Our MEASA region revenue increased 4% for the three months ended September 30, 2019, compared to the corresponding period in the prior year, with transaction growth of 1%. For the nine months ended September 30, 2019, MEASA region revenue decreased by 2% while transaction growth was flat. Net pricing increases positively affected revenue for the three and nine months ended September 30, 2019. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 1% for both the three and nine months ended September 30, 2019.

Our LACA region revenue increased 4% and 2% for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in the prior year, with transaction growth of 10% for both periods. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 8% and 11% for the three and nine months ended September 30, 2019, respectively. Revenues were negatively impacted by the strengthening of the United States dollar against the Argentine peso, partially offset by an increase in local currency revenue per transaction, primarily due to inflation.

Our APAC region revenue decreased 13% for both the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year, with transaction decreases of 6% and 7%, respectively. Revenue for both the three and nine months ended September 30, 2019 was negatively impacted by net price decreases.

We have historically implemented price reductions or price increases throughout many of our global corridors. We will likely continue to implement price changes from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Price increases may adversely affect transaction volumes, as consumers may not use our services if we fail to price them appropriately.

Operating Income

Consumer-to-Consumer operating income decreased 5% for both the three and nine months ended September 30, 2019 compared to the corresponding periods in the prior year. Results for the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year, were negatively impacted by increased allocations of corporate overhead as a result of the Speedpay divestiture, as previously discussed, partially offset by decreased variable costs, including agent commissions. Additionally, for the nine months ended September 30, 2019, revenues were negatively impacted, and expenses were favorably impacted by fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$100.6	$100.2	0%	$291.8	$290.0	1%
Operating income	$16.7	$14.3	18%	$35.8	$18.2	97%
Operating income margin	17%	14%		12%	6%

Revenues

Business Solutions revenue was flat for the three months ended September 30, 2019 and increased 1% for the nine months ended September 30, 2019 when compared to the corresponding periods in the prior year. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 3% for both the three and nine months ended September 30, 2019. The increase in revenue for the nine months ended September 30, 2019 compared to the prior period is primarily due to increases in hedging activity in Europe and Australia.

Operating Income

For both the three and nine months ended September 30, 2019, operating income and operating income margin increased when compared to the corresponding periods in the prior year due to certain expense reductions, some of which are not expected to recur.

Other

Other primarily consisted of Speedpay and our cash-based bill payments businesses in Argentina, both of which facilitate bill payments from consumers to businesses and other organizations. As previously described, we entered into an agreement on February 28, 2019 to sell Speedpay, and closed the transaction on May 9, 2019. Speedpay revenues included in our results were $85.3 million for the three months ended September 30, 2018, and $125.4 million and $267.7 million for the nine months ended September 30, 2019 and 2018, respectively. Speedpay direct operating expenses were $62.0 million for the three months ended September 30, 2018, and $98.2 million and $189.7 million for the nine months ended September 30, 2019 and 2018, respectively.

On May 6, 2019, we completed the sale of Paymap for contingent consideration and immaterial cash proceeds received at closing. Paymap revenues included in our results were $3.9 million for the three months ended September 30, 2018, and $5.3 million and $12.2 million for the nine months ended September 30, 2019 and 2018, respectively. Paymap direct operating expenses were $1.5 million for the three months ended September 30, 2018, and $2.2 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table sets forth Other results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2019	2018	% Change	2019	2018	% Change
Revenues	$93.3	$180.2	(48)%	$409.8	$572.4	(28)%
Operating income	$8.4	$10.5	(21)%	$23.3	$47.2	(51)%
Operating income margin	9%	6%		6%	8%

Revenues

Other revenue decreased 48% and 28% for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in the prior year, primarily due to the sale of Speedpay. In addition, for the nine months ended September 30, 2019, the decrease in revenues was also due to a decrease in our Argentine bill payments business, due to the strengthening of the United States dollar against the Argentine peso.

Operating Income

Other operating income decreased for the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year, due to a decrease in Speedpay and Paymap revenues, net of a reduction in direct expenses and allocated expenses, as previously discussed. For the nine months ended September 30, 2019 compared to the corresponding period in the prior year, other operating income was also negatively impacted by an increase in costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures.

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

Substantially all of our cash flows from operating activities have been generated from subsidiaries. Most of these cash flows are generated from our regulated subsidiaries. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (i) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations, (ii) other legal or regulatory restrictions, including statutory or formalized minimum net worth requirements, and (iii) restrictions on transferring assets outside of the countries where these assets are located.

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2024 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit

Facility. As of September 30, 2019, we had no outstanding borrowings on our Revolving Credit Facility and $435.0  million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $1,390.9 million and $973.4 million, respectively. As described in Part I, Item 1, Financial Statements, Note 4, Divestitures and Assets Held for Sale, we completed the sale of Speedpay during the second quarter of 2019 and received approximately $750 million in cash, a portion of which we used to fund our note maturities, as discussed below, and for ongoing share repurchases. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities classified within Settlement assets on the Condensed Consolidated Balance Sheets were $1.6 billion and $1.2 billion as of September 30, 2019 and December 31, 2018, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of September 30, 2019, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $665.3 million during the nine months ended September 30, 2019, from $518.5 million in the corresponding period in the prior year. The increase was primarily due to the timing of significant payments made during 2018, including payments of approximately $120 million related to an agreement with the IRS resolving substantially all of the issues related to our restructuring of our international operations in 2003 and approximately $60 million related to the NYDFS Consent Order. This increase was partially offset by payments made during the nine months ended September 30, 2019 related to the taxes resulting from the net gain on the sale of Speedpay and Paymap businesses. Cash provided by operating activities can also be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of September 30, 2019, we have outstanding borrowings at par value of $3,259.9 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes and associated swaps with maturities ranging from 2020 to 2040, and our borrowings also include our floating rate term loan.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of September 30, 2019, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $435.0 million of commercial paper borrowings outstanding as of September 30, 2019. During the nine months ended September 30, 2019, the average commercial paper balance outstanding was $206.4 million and the maximum balance outstanding was $630.0 million. Proceeds from our commercial paper borrowings were used to repay portions of the May 2019 maturities of our 2019 notes of $250.0 million and floating rate notes of $250.0 million and were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment and purchased and developed software was $93.5 million and $248.1 million for the nine months ended September 30, 2019 and 2018, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the nine months ended September 30, 2019 and 2018, 24.4 million and 17.4 million shares were repurchased for $475.2 million and $350.0 million, respectively, excluding commissions, at an average cost of $19.48 and $20.07, respectively. As of September 30, 2019, $69.0 million and $1.0 billion remained available under the share repurchase authorizations approved by our Board of Directors through December 31, 2019 and December 31, 2021, respectively.

Our Board of Directors declared quarterly cash dividends of $0.20 per common share in each of the first three quarters of 2019, representing $257.1 million in total dividends.

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

In April 2020, our notes of $324.9 million will mature. We plan to fund this maturity by refinancing all or a portion of this debt, or by using a combination of commercial paper and cash balances, including cash generated from operations.

2017 United States Federal Tax Liability

As previously discussed, the Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, which we have elected to pay in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in Contractual Obligations located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Restructuring Activities

As previously discussed, on August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our chief executive officer, reducing our headcount, and consolidating various facilities. As of September 30, 2019, the accrual balance related to our restructuring plan was approximately $80 million. We plan to pay these restructuring accruals, and any additional restructuring accruals, using our existing cash balances and cash generated from operations.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $335 million in outstanding letters of credit and bank guarantees as of September 30, 2019 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that we may provide as part of our legal matters described in Part I, Item 1, Financial Statements, Note 8, Commitments and Contingencies.

As of September 30, 2019, our total amount of unrecognized income tax benefits was $322.4 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, for which there were no material changes, included:

●	Income taxes, including income tax contingencies

●	Derivative financial instruments
●	Other intangible assets
●	Goodwill
●	Legal contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2018, we disclosed that the fair value of the Business Solutions reporting unit was sensitive to changes in projections for revenue growth rates and EBITDA margins, quantified the decrease in the projected revenue growth rate that would result in the fair value of the reporting unit approximating its carrying value, and described key factors impacting our ability to achieve the projected revenue growth and EBITDA margins. The reporting unit's fair value continues to be sensitive to changes in projected revenue growth rates and EBITDA margins, which are impacted by these same factors. As of September 30, 2019, the Business Solutions reporting unit had goodwill of $532.0 million.

Recent Accounting Pronouncements

Refer to Part I, Item 1, Financial Statements, Note 1, Business and Basis of Presentation for further discussion.

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

We have bill payment, money transfer, and other operations in Argentina, which together represented less than 5% of our total consolidated revenues for both the three and nine months ended September 30, 2019 and 2018. The strengthening of the United States dollar against the Argentine peso has had adverse impacts on our historical results of operations and cash flows, as our Argentine peso-denominated revenue and operating income have been reduced when translated into United States dollars for inclusion in our financial statements. Additionally, beginning in the third quarter of 2018, we reflected the impact of all changes in the value of the Argentine peso on our monetary assets and liabilities in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for our money transfer operations, whereas these effects were reflected in other comprehensive income for our bill payment operations. During the third quarter of 2019, the Argentine government imposed restrictions that limit the transfer of cash outside of the country. While we manage our working capital balances to have minimal net monetary assets denominated in the Argentine peso, further policy restrictions could cause our cash and cash equivalents held in the Argentine peso to increase in future periods, including as a result of cash flows generated by our operations. Therefore, the continued devaluation of the Argentine peso could adversely affect our results of operations, and limits on repatriating excess cash balances could adversely affect future distributions of excess cash from Argentina or increase the costs of these repatriations.

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

As of September 30, 2019 and December 31, 2018, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $35 million and $30 million, respectively, based on our forecast of unhedged exposure to foreign currency for the next twelve months at those dates. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of September 30, 2019 of approximately $2.7 billion. Approximately $1.4 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities, which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption classified within Settlement assets in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within Settlement assets in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our Total stockholders’ deficit on our Condensed Consolidated Balance Sheets.

As of September 30, 2019, we had a total of approximately $1.1 billion of borrowings, not including commercial paper, that are subject to floating interest rates. A total of $175.0 million of our fixed-rate borrowings at par value are effectively floating rate debt through interest rate swap agreements, changing this fixed-rate debt to LIBOR-based floating rate debt with weighted-average spreads of approximately 325 basis points above LIBOR. Additionally, interest on $950.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings of $435.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). We use interest rate swaps designated as hedges to vary the ratio of fixed to floating rate debt, subject to market conditions. As of September 30, 2019, our weighted-average effective rate on total borrowings was approximately 4.3%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $16 million based on borrowings sensitive to interest rate fluctuations, net of the impact of hedges, on September 30, 2019. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2019 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $14 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

Credit Risk

To manage our exposures to credit risk with respect to investment securities, money market fund investments, derivatives, and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review investment concentrations, trading levels, credit spreads, and credit ratings, and we attempt to diversify our investments among global financial institutions.

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to credit risk directly from consumer transactions, particularly through our electronic channels, where transactions are originated through means other than cash and are therefore subject to "chargebacks," insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business.

We are exposed to credit risk in our Business Solutions business relating to: (i) derivatives written by us, primarily to our customers, and (ii) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have offered trade credit, collection ordinarily occurs within a few days. To mitigate the risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

Our losses associated with bad debts have been approximately 1% of our consolidated revenues in all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under Risk Management in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2019, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On August 1, 2019, our Board of Directors approved a restructuring plan to change our operating model and improve our cost structure by reducing our headcount and transitioning certain functions to existing Company facilities and third-party providers. Accordingly, we will experience significant turnover in these functions during the duration of these transition activities. Management believes it is taking the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

There were no other changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2019, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity/(deficit) for the three-month and nine-month periods ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Denver, Colorado
October 31, 2019

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 8, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2019:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased*	Paid per Share	Plans or Programs**	Programs (in millions)
July 1 - 31	2,351,562	$20.55	2,336,600	$1,160.8
August 1 - 31	2,247,002	$21.50	2,233,600	$1,112.7
September 1 - 30	1,923,762	$22.77	1,919,447	$1,069.0
Total	6,522,326	$21.53	6,489,647

*     These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

**   On February 9, 2017, our Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $69.0 million remained available as of September 30, 2019. On February 28, 2019, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, all of which  remained available as of September 30, 2019. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: October 31, 2019	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2019	By:	/s/ Raj Agrawal
Raj Agrawal
Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2019	By:	/s/ Amintore T.X. Schenkel
Amintore T.X. Schenkel
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)