Form 10-K
period 2019-12-31
Western Union CO
filed 2020-02-20
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32903

THE WESTERN UNION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	20-4531180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

THE WESTERN UNION COMPANY

7001 East Belleview Avenue

Denver, Colorado 80237

(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.4 billion based on the closing sale price of $19.89 of the common stock as reported on the New York Stock Exchange.

As of February 14, 2020, 413,122,401 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2020 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “targets,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook,” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of the Annual Report on Form 10-K of The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Part I, Item 1A, Risk Factors and throughout this Annual Report on Form 10-K. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events Related to Our Business and Industry

●	changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns or other events, such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics, or non-performance by our banks, lenders, insurers, or other financial services providers;
●	failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including electronic, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models;
●	political conditions and related actions, including trade restrictions and government sanctions, in the United States and abroad, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients;
●	deterioration in customer confidence in our business, or in money transfer and payment service providers generally;
●	our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends;
●	changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions;
●	any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties;
●	cessation of or defects in various services provided to us by third-party vendors;

●	mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures, and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill;
●	decisions to change our business mix;
●	our ability to realize the anticipated benefits from restructuring-related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives;
●	failure to manage credit and fraud risks presented by our agents, clients, and consumers;
●	failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents, or their subagents in establishing or maintaining relationships with banks needed to conduct our services;
●	changes in tax laws, or their interpretation, any subsequent regulation, and potential related state income tax impacts, and unfavorable resolution of tax contingencies;
●	adverse rating actions by credit rating agencies;
●	our ability to protect our brands and our other intellectual property rights, and to defend ourselves against potential intellectual property infringement claims;
●	our ability to attract and retain qualified key employees and to manage our workforce successfully;
●	material changes in the market value or liquidity of securities that we hold;
●	restrictions imposed by our debt obligations;

Events Related to Our Regulatory and Litigation Environment

●	liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity;
●	increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration;
●	liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, including those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney’s Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the “Joint Settlement Agreements”);
●	liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments;

●	failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation (“GDPR”) in the European Union (“EU”) and the California Consumer Privacy Act;
●	failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau (“CFPB”) and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection and derivative transactions;
●	effects of unclaimed property laws or their interpretation or the enforcement thereof;
●	failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide;
●	changes in accounting standards, rules and interpretations, or industry standards affecting our business;

Other Events

●	catastrophic events; and
●	management’s ability to identify and manage these and other risks.

Item 1. Business

Overview

The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world.

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. As people move and travel around the world, they are able to use the services of our well-recognized brand to transfer funds. Our Consumer-to-Consumer money transfer service enables people to send money around the world, usually within minutes. As of December 31, 2019, our services were available through a global network of over 550,000 agent locations in more than 200 countries and territories, and through many Western Union branded websites in a growing number of countries and territories. Each location in our agent network is capable of facilitating a consumer’s use of one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2019, more than 70% of our locations had experienced money transfer activity in the previous 12 months.

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

We believe that brand strength, size and reach of our global network, convenience, reliability and value for the price paid have been important to the growth of our business. As we continue to seek to meet the needs of our customers for fast, reliable, and convenient global money movement and payment services, with a continued focus on regulatory compliance, we are also working to provide consumers and our business clients with access to an expanding portfolio of payment and other financial services and to expand the ways our services can be accessed.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions.

All businesses and other services that have not been classified in these segments are reported as Other, which primarily includes our cash-based and electronic-based bill payment services, which facilitate payments from consumers to businesses and other organizations. In May 2019, we sold a substantial majority of our United States based electronic bill payments services, as discussed below. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures are also included in Other.

The table below presents the components of our consolidated revenue.

	Year Ended December 31,
	2019	2018	2017
Consumer-to-Consumer	83%	80%	79%
Business Solutions	7%	7%	7%
Other	10%	13%	14%
	100%	100%	100%

No individual country outside the United States accounted for more than 7% of our consolidated revenue for each of the years ended December 31, 2019, 2018, and 2017.

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Individual money transfers from one consumer to another are the core of our business, representing 83% of our total consolidated revenues for 2019. A substantial majority of these transfers were cross-border transactions. Our money transfer service, including our online money transfer transactions conducted and funded through Western Union branded websites and mobile apps (“westernunion.com”), is provided through one interconnected global network where a money transfer can be sent from one location to another, around the world. Although most remittances are sent from one of our agent locations worldwide, in some countries and territories we offer the ability to initiate transactions from a Western Union branded website. This segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities; westernunion.com is included in these regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

Operations

Our revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate set by us to the consumer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable.

In a typical walk-in money transfer transaction, a consumer goes to one of our agent or subagent locations and provides information specifying, among other things, the name and other identifying information regarding the recipient, and delivers the principal amount of the money transfer and the fee to the agent or sub-agent. Certain of these processes are streamlined for consumers who participate in our loyalty programs. The sending agent enters the transaction information into our money transfer system and the funds are made available for pick-up by the recipient within our system, usually within minutes, in the country specified by the consumer. In some jurisdictions, the agent collects the principal and fees after the presentation of our written disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. The agent then provides the consumer with a unique identifying number assigned by our system, which the consumer must communicate to the recipient in order to obtain the principal. The recipient generally enters an agent location in the designated receiving country or territory, presents the unique identifying number and identification, where applicable, and is paid the transferred amount by our agent based on the information in our system. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the recipient’s institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction, the send and receive country or territory, speed of service, and channel.

We generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent’s primary business (e.g., postal services, banking, check cashing, travel, and retail businesses), making the economics of being a Western Union agent attractive. Western Union’s global reach and large consumer base allow us to attract agents we believe to be well-positioned to deliver our services.

No individual country outside the United States accounted for greater than 8% of this segment’s revenue during all periods presented.

Services

We offer money transfer services in more than 200 countries and territories, with a number of options for sending funds that provide consumers convenience and choice, through both our walk-in and online money transfer channels.

●	Walk-in money transfer - The significant majority of our remittances constitute walk-in transactions in which payment is collected by one of our agents and is available for pick-up at another agent location, usually within minutes. We offer a variety of methods for consumers to initiate transactions. In select markets, consumers may stage a transaction either online or using a mobile device and subsequently pay for the transaction at one of our agent locations. Additionally, in certain agent locations, consumers can enter a transaction at a self-service kiosk and subsequently pay for the transaction at the counter of the location.
●	Online money transfer - In many countries and territories, consumers can initiate a money transfer from a Western Union branded website. Additionally, in certain countries and territories, consumers can initiate a Western Union money transfer through their bank’s online banking services. We have also recently entered into arrangements with financial institutions and other third parties to enable such entities to offer money transfer services to their own customers under their brands. Generally, in these arrangements, consumers agree to terms and conditions specified by the financial institution or other third party that, among other things, establish pricing paid by the consumer for the service.

Consumers can fund a transaction in a variety of ways, in addition to cash. For example, at certain of our agent locations, consumers can fund a transaction using a debit card, and, where available, consumers can fund a money transfer from an account and through an account using an automated teller machine (“ATM”). In our online money transfer channels, consumers can generally fund transactions using a credit card, debit card, electronic funds transfer processed through the automated clearing house (“ACH”) payment system or similar system outside the United States, online banking direct payment methods, or other bank account-based payment.

We also provide several options for the receipt of funds. At our retail agent locations, consumers generally receive payments in cash. However, in certain countries, our retail agents may also issue a money order or check or provide payout through an ATM. Funds can also be directed to a bank account in many countries, by either the sender or receiver, and in more limited circumstances, can be directed to a mobile wallet, a stored-value card, or debit card.

Distribution and Marketing Channels

We offer our Consumer-to-Consumer services around the world primarily through our global network of third-party agents and sub-agents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services, and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations as well as smaller independent retail locations, which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets that they serve and leverage this local knowledge to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents globally have been with us for more than 20 years, on average, and in 2019, these long-standing agents were involved in transactions that generated approximately 60% of our Consumer-to-Consumer revenue. No individual agent accounted for greater than 10% of the segment’s revenue during all periods presented.

We provide our third-party agents with access to our multi-currency, real-time money transfer processing systems, which are used to originate and pay money transfers. Our systems and processes enable our agents to pay money transfers in approximately 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the point of sale presence and facilitate the interface with Western Union required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support, and consumer relationship management to our agents, as well as compliance training and related support. Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although the subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations. Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card or account payout options. While we typically perform services under the Western Union brand, in certain geographic regions, we operate under other brands targeted to the local market.

We market our services to consumers in a number of ways, directly and indirectly through our agents and their subagents, leveraging promotional activities, grassroots, direct-to-consumer communications and digital advertising. Our marketing strategy includes a loyalty program such as “My WUSM” which is available in certain countries and territories. These programs offer consumers faster service at the point-of-sale and the opportunity to earn points on eligible products, such as money transfers and bill payments, and channels (including westernunion.com and mobile apps) that can be redeemed for rewards, such as reduced transaction fees. Redemption activity has been insignificant to the results of our operations.

Industry Trends

Trends in the volume of cross-border money transfer activity correlate with migration, global economic opportunity and related employment levels worldwide. A significant trend currently impacting the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing, consumer protection, consumer privacy, data protection, and information security. Regulations require money transfer providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and businesses to use money transfer services, either of which could have an adverse effect on money transfer providers’ revenues and operating income. For further discussion of the regulatory impact on our business, see the Regulation discussion in this section, Part I, Item 1A, Risk Factors, and the Enhanced Regulatory Compliance section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents. Further, we are seeing increased competition from, and increased market acceptance of, electronic, mobile, and internet-based money transfer services as well as digital currencies.

Competition

We face robust competition in the highly-fragmented Consumer-to-Consumer money transfer industry. We compete with a variety of remittance providers, including:

●	Global money transfer providers - Global money transfer providers allow consumers to send money to a wide variety of locations, in both their home countries and abroad.
●	Regional money transfer providers - Regional money transfer providers, or “niche” providers, provide the same services as global money transfer providers, but focus on a smaller group of geographic corridors or services within one region, such as North America to the Caribbean, Central or South America, or Western Europe to North Africa.
●	Electronic channels - Online money transfer service providers, including certain electronic payment providers, allow consumers to send and receive money electronically using the internet or through mobile devices. Electronic channels also include digital wallets, digital currencies, and social media and other predominantly communication or commerce-oriented platforms that offer money transfer services.
●	Banks, postbanks, and post offices - Banks, postbanks, and post offices of all sizes compete with us in a number of ways, including money transfers, bank transfer and wire services, payment instrument issuances, and card-based services.
●	Informal networks - Informal networks enable people to transfer funds without formal mechanisms and often without compliance with government reporting requirements. We believe that such networks comprise a significant share of the market.
●	Alternative channels - Alternative channels for sending and receiving money include mail and commercial courier services, and card-based options, such as ATM cards and stored-value cards.

We believe the most significant competitive factors in Consumer-to-Consumer remittances relate to the overall consumer value proposition, including brand recognition, trust, reliability, consumer experience, price, speed of delivery, distribution network, variety of send and receive payment methods, and channel options.

Business Solutions Segment

In our Business Solutions segment, which represented 7% of our total consolidated revenues for 2019, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals.

Operations

The significant majority of our revenue in this segment is derived from foreign exchange resulting from the difference between the exchange rate set by us to the customer and the rate available in the wholesale foreign exchange market. Customers may make an electronic transfer, wire transfer, or remit a check in order to initiate a transaction. Our internet services are provided through our own websites and also, from time to time, in conjunction with others. The majority of Business Solutions’ revenue was generated outside the United States during all periods presented.

Services

Business Solutions payment transactions are conducted through various channels including the phone and via the internet. Payments are made predominantly through electronic transfers, but in some situations, checks are remitted. The majority of Business Solutions’ business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. For certain industries such as educational institutions, financial institutions, and law firms, we provide tailored payment solutions. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments, which usually generate higher revenue per transaction than spot payments.

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

Industry Trends

The business-to-business payments industry has evolved rapidly with technological innovations that have created new competitors and methods of processing payments from businesses to other businesses. The various products and services within the business-to-business payments industry are in varying stages of development. Business-to-business payments, especially cross-border, cross-currency transactions are also dependent on global trade trends and regulations. Increased anti-money laundering, anti-terrorist financing, consumer protection regulations and compliance requirements, and increased regulations and compliance requirements applicable to the offering of derivatives are impacting the business-to-business payments industry. We believe these increases in competition and regulatory costs are likely to continue in this segment.

Competition

Our Business Solutions segment competes with a diverse set of service providers offering payment services and foreign exchange risk management solutions, including financial institutions, other non-bank competitors, and electronic payment providers. We believe the most significant competitive factors in this segment relate to recurring relationships founded on customer service and expertise in payments and foreign exchange, customized solutions for specific industries and clients, convenience and speed of payments network, availability of derivative products, variety of inbound and outbound payment methods, brand recognition, and price.

Other

Our remaining businesses and services, which primarily consist of our bill payment services in Argentina and the United States and money order services, are included in Other, which also includes certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures. Other revenue is derived primarily from transaction fees paid by customers and billers, and represented 10% of our total consolidated revenues for 2019.

Our bill payment services provide fast and convenient options to make payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. Generally, these bill payment services are initiated by consumers making a cash payment at an agent or at a Company-owned location. We believe our business partners who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customers’ payments. In many circumstances, our relationships with business partners also provide them with an additional source of income and reduce their expenses for handling of payments.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States electronic bill payments business known as “Speedpay,” which had been included as a component of Other in our segment reporting. We received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million in the all-cash transaction that closed on May 9, 2019.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Intellectual Property

The Western Union® logos, trademarks, service marks and trade dress are registered and/or used worldwide and are material to our Company. The WU® service mark and logos are also registered and used in many countries around the world. We offer money transfer services under the Western Union, Orlandi ValutaSM and Vigo® brands. We also provide various payment and other services such as Western Union Business Solutions, Pago Fácil, Western Union Payments, Quick Collect, Quick Pay, Pay@WU, Quick Cash, and Convenience Pay. Our operating results have allowed us to invest significantly each year to support our brands, and in some regions, our agents have also contributed financial resources to assist with marketing our services.

Risk Management

Our Company has a credit risk management department that evaluates and monitors our credit and fraud risks. We are exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment, and money order settlement process. We also are exposed to credit risk directly from consumer and business transactions, particularly where transactions are originated through means other than cash, such as those initiated through electronic channels, and therefore are subject to chargebacks, insufficient funds, or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our business. Our credit risk management team monitors fraud risks jointly with our information security and compliance departments, performs credit reviews before agent signings, and conducts periodic analyses of agents and certain other parties that we transact with directly.

We are exposed to additional credit risk in our Business Solutions business relating to: (i) derivatives written by us, primarily to our customers, and (ii) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have extended trade credit, collection ordinarily occurs within a few days. To mitigate risk associated with potential customer defaults, we perform credit reviews on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

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

A key component of the Western Union business model is our ability to manage financial risk associated with conducting transactions worldwide. We currently settle with the substantial majority of our agents in United States dollars, euros, or Mexican pesos, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of money transfer transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. We also utilize foreign currency forward contracts to mitigate the risks associated with currency fluctuations and to provide predictability of future cash flows. We have additional foreign exchange risk and associated foreign exchange risk management due to the nature of our Business Solutions segment. The majority of this business’ revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

Our financial results may fluctuate due to changes in interest rates. We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as fair value hedges to vary the percentage of fixed to floating rate debt, subject to market conditions.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities, and many other countries and jurisdictions, including the EU. These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection, and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services, the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, and/or the seizure of our assets. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to a consent order which resolved a matter with the New York State Department of Financial Services (the “NYDFS Consent Order”), as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies.

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program, comprised of policies, procedures, systems, and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. As of December 31, 2019, these programs included dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents’ compliance activities.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the “BSA”), and similar laws and regulations in the United States and abroad. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements may also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents and subagents inside and outside the United States, and certain states also require money transfer companies to conduct similar due diligence reviews. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent settlement agreements being reached with Western Union, other money transfer providers, and several large financial institutions. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies.

Economic and trade sanctions programs administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations. We provide limited money transfer and payment services to parties in Cuba, Syria, and the Crimea region of Ukraine in accordance with United States laws authorizing such services, and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC. In October 2019, OFAC implemented new limits on remittances and other funds transfers involving Cuba. These limits are likely to increasingly restrict our ability to provide money transfer and payment services with respect to Cuba.

In the United States, almost all states license certain of our services and many exercise authority over the operations of certain aspects of our business and, as part of this authority, regularly examine us. Many states require us to invest the principal of outstanding money orders, money transfers, or payments in highly-rated, investment grade securities, and our use of such investments is restricted to satisfying outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities in compliance with these regulations. The substantial majority of our investment securities, classified within Settlement assets in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

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

Outside the United States, our money transfer business is subject to some form of regulation in almost all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, agent registration requirements, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer, and controls on the rates of exchange between currencies. They also include laws and regulations intended to detect and prevent money laundering or terrorist financing, including obligations to collect and maintain information about consumers, recordkeeping, reporting and due diligence, and supervision of agents and subagents similar to and in some cases exceeding those required under the BSA. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services, and in certain countries, we must maintain sufficient cash or other funds to satisfy payout obligations in these countries.

The majority of our EU business is managed through our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland under the Second EU Payment Services Directive EU 2015/2366 (“PSD2”). PSD2 imposes rules on payment service providers like Western Union. It became EU law in January 2016 and required EU member states to transpose it into their national laws by January 2018. Its aim is to drive increased competition, innovation, and transparency across the EU payments market, while enhancing consumer protection and the security of internet payments and account access. To achieve this, PSD2 (i) has increased the supervisory powers granted to member states with respect to activities performed by companies such as Western Union, and our agent network, (ii) provides for customer identity verification and authentication measures, and agent monitoring responsibilities, (iii) provides member states with the ability to limit the types, nature, and amount of charges we may assess, increases customer refund rights, and (iv) increases information security and incident reporting responsibilities.

Under PSD2, we are responsible for the regulatory compliance of our agents and their subagents. We are also subject to requirements such as investment safeguarding rules and periodic examinations similar to those in the United States. These rules have resulted in increased compliance and agent monitoring costs and the increased risk of adverse regulatory action against us resulting from the actions of our agents in those areas. In addition to increasing our compliance costs, PSD2 increases the regulatory supervision and enforcement associated with non-compliance with it and the associated European Banking Authority guidelines and regulatory technical standards. PSD2 may also result in increased competition arising from other service providers utilizing the enhanced payment initiation and account information access provisions or by our failure to utilize those provisions to innovate our own service offerings. We continue to monitor PSD2’s impact, including indicators of potential increases in competition such as the number of new payment and electronic money license authorizations, including those by multinational online service and technology companies, and the number of newly-licensed payment initiation and account information service providers.

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

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us, our agents, or their subagents, including regulations that:

●	prohibit, restrict, and/or impose taxes or fees on money transfer transactions in, to, or from certain countries or with certain governments, individuals, and entities;
●	impose additional customer identification and customer, agent, and subagent due diligence requirements;
●	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
●	limit the types of entities capable of providing money transfer services, impose additional licensing or registration requirements on us, our agents, or their subagents, or impose additional requirements on us with regard to selection or oversight of our agents or their subagents;
●	impose minimum capital or other financial requirements on us or our agents and their subagents;

●	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;
●	require enhanced disclosures to our money transfer customers;
●	require the principal amount of money transfers originated in a country to be invested in that country or held in a trust until they are paid;
●	limit the number or principal amount of money transfers, which may be sent to or from a jurisdiction, whether by an individual, through one agent, or in aggregate;
●	restrict or limit our ability to process transactions using centralized databases, including cloud computing infrastructure and software, for example, by requiring that transactions be processed using a database maintained in a particular country or region; and
●	prohibit or limit exclusive arrangements with our agents and subagents.

Consumer Protection Regulations

The Dodd-Frank Act created the CFPB, which implements, examines compliance with, and enforces federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices. The CFPB’s regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: (i) a requirement to provide consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures and transaction receipts, including the disclosure of fees, foreign exchange rates and taxes, (ii) an obligation to resolve various errors, including certain errors that may be outside our control, and (iii) an obligation at a consumer’s request to cancel transactions that have not been completed. We have modified certain of our systems, business practices, service offerings, and procedures to comply with these regulations. We also face liability for the failure of our money transfer agents to comply with the rules and have implemented and are continuing to enhance additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of our and our agents’ implementation of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints, including with respect to money transfers. The CFPB uses the information collected to help improve its supervision of companies, enforcement of federal consumer financial laws, and writing of rules and regulations. This effort may lead to additional regulations and regulatory scrutiny of our business.

In addition, various jurisdictions in the United States and outside the United States have consumer protection laws and regulations, and numerous governmental agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve globally, and new or enhanced consumer protection laws and regulations may be adopted. Governmental agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating their efforts to protect consumers. For instance, the International Consumer Protection and Enforcement Network (“ICPEN”) is an organization composed of consumer protection authorities from over 60 countries that provides a forum for developing and maintaining regular contact between consumer protection agencies and focusing on consumer protection concerns. By encouraging cooperation between agencies, ICPEN aims to enable its members to have a greater impact with their consumer protection laws and regulations. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects to our business.

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the EU, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivatives contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States and EU. Other jurisdictions outside of the United States and the EU are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. In 2016, the CFTC published a proposed rule that, if adopted as proposed, would have increased the likelihood that we would have had to register one or more of our subsidiaries with the CFTC as a swap dealer. In early 2020, the CFTC withdrew the 2016 proposal and replaced it with a new proposed rule that, if adopted as proposed, we believe will decrease that likelihood relative to the 2016 proposal. However, there does remain some risk that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer in the future. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We continue to consider the impact the proposed rule, if adopted, would have on our hedging activities and operations. For further discussion of these risks, see Part I, Item 1A, Risk Factors - “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.” Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business.

Additionally, the regulatory regimes for derivatives in the United States and EU, such as under the Dodd-Frank Act and the European Markets in Financial Instruments Directive known as “MiFID II,” are continuing to evolve. Any changes to such regimes, or our designation or the implementation of new rules under these regimes, such as future registration requirements and increased regulation of derivatives contracts, may result in additional costs to our business. Other jurisdictions outside the United States and the EU are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions, or limitations on our business could adversely affect our operations and financial results.

Unclaimed Property Regulations

Our Company is subject to unclaimed property laws in the United States and in certain other countries, and our agents are subject to unclaimed property laws in some jurisdictions. These laws require us or our agents, as applicable, to turn over to certain government authorities the property of others held by our Company that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We hold property subject to unclaimed property laws and we have an ongoing program designed to help us comply with these laws. We are subject to audits with regard to our escheatment practices. For further discussion of the risks associated with unclaimed property, see Part I, Item 1A, Risk Factors - “We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows.”

Privacy Regulations and Information Security Standards

We must collect, transfer, disclose, use, and store personal information in order to provide our services. These activities are subject to information security, data privacy, data protection, data breach, and related laws and regulations in the United States, the EU, and many other countries in which we provide services. These laws and requirements continue to evolve and may become increasingly difficult to comply with.

In the United States, federal data privacy laws such as the federal Gramm-Leach-Bliley Act and various state laws, such as data privacy and breach laws, apply to a broad range of financial institutions including money transfer providers like Western Union, and to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission (“FTC”), which has jurisdiction over companies such as Western Union, has brought numerous enforcement actions, resulting in multi-year settlements, against companies whose privacy or data security practices allegedly violated the law. We are also subject to privacy and data breach laws in various states, such as the California Consumer Privacy Act, which became effective on January 1, 2020, that imposes heightened data privacy requirements on companies that collect information from California residents and creates a broad set of privacy rights and remedies modeled in part on the GDPR, as discussed below. The FTC, CFPB, and some states continue to actively investigate companies’ privacy practices including those related to online and mobile applications. Most state laws require notification to be provided to affected individuals, state authorities, and consumer reporting agencies, in the event of a breach of certain types of personal data contained in computer databases and in some cases physical documents. Such notification requirements may be subject to various factors, including the level of encryption, the data elements involved in the incident, and the potential harm to consumers. In addition, the Company is also subject to United States federal reporting requirements in connection with some such incidents.

Increasingly, data protection laws of countries outside of the United States are having a significant impact on our operations and the manner in which we provide our services. The EU has been particularly active in regulating the collection, transfer, disclosure, use, storage, and other processing of personal information, and the EU’s approach is frequently followed by other jurisdictions. The trend in this area is one of increasingly more stringent regulation, particularly with the EU’s GDPR which took effect on May 25, 2018. The GDPR imposes additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. We have incurred and we expect to continue to incur expenses to meet the obligations of the GDPR, which have required us to make changes to our business operations. The GDPR, and other national and provincial laws throughout the world are frequently not uniform, and cover one or more of the following objectives: (i) regulating the collection, transfer (including in some cases, the transfer outside of the country or region of collection), processing, storage, use and disclosure of personal information, (ii) requiring notice to individuals of the processing of their personal information and our privacy practices, (iii) giving individuals certain access, correction and other rights with respect to their personal information, and (iv) restricting the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities, and/or other regulators in the event of a data breach.

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

Data privacy regulations, laws, and industry standards also impose requirements for safeguarding personal information. We seek to maintain and upgrade our systems and processes to protect the security of our computer systems, software, networks, and other technology assets to help protect against the risks presented by hackers, nation-states and other threat actors. For further discussion of these risks, see Part I, Item 1A, Risk Factors - “Breaches of our information security safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows.”

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, we have experienced an increasing number of data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing, and identity theft and the protection of the individual’s right to privacy - may conflict, and the law in these areas is not consistent or settled. The legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage.

For further discussion of risks related to current and proposed data privacy and security laws and regulations, see Part I, Item 1A, Risk Factors - “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.”

Banking Regulations

We have subsidiaries that operate under banking licenses granted by the Austrian Financial Market Authority and the Brazilian Central Bank. We are also subject to regulation, examination, and supervision by the New York State Department of Financial Services (“NYDFS”), which has regulatory authority over our subsidiary that holds our Austrian banking license. Further, an Agreement of Supervision with the NYDFS imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements on this entity and its Austrian subsidiary. However, because this entity and its Austrian subsidiary do not exercise banking powers in the United States, we are not subject to the Bank Holding Company Act in the United States.

Other

Some of our services are subject to card association rules and regulations. For example, an independent standards-setting organization, the Payment Card Industry (“PCI”) Security Standards Council developed a set of comprehensive requirements concerning payment card account security through the transaction process, called the Payment Card Industry Data Security Standard (“PCI DSS”). All merchants and service providers that store, process and transmit payment card data are required to comply with PCI DSS as a condition to accepting credit cards. We are subject to annual reviews to ensure compliance with PCI regulations worldwide and are subject to fines if we are found to be non-compliant.

Employees and Labor

As of December 31, 2019, our businesses employed approximately 11,500 employees, of which approximately 1,900 employees are located inside the United States.

Available Information

The Western Union Company is a Delaware corporation and its principal executive offices are located at 7001 East Belleview Avenue, Denver, CO, 80237, telephone (866) 405-5012. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s website, www.westernunion.com, as soon as reasonably practical after they are filed with the SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Information About our Executive Officers

As of February 20, 2020, our executive officers consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	59	President, Chief Executive Officer, and Director
Raj Agrawal	54	Chief Financial Officer
Jean Claude Farah	49	President, Global Network
Khalid Fellahi	55	President, Consumer Money Transfer
Jacqueline Molnar	56	Chief Transformation Officer and Global Head of Compliance
Michelle Swanback	51	President, Product and Platform
Andrew Summerill	46	Interim President, Payments
Caroline Tsai	50	Chief Legal Officer and Corporate Secretary
Richard Williams	54	Chief People Officer

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

Raj Agrawal is our Chief Financial Officer (from July 2014), and previously served as Executive Vice President of Global Operations (from December 2017 to June 2019), and Executive Vice President and Interim Chief Financial Officer from January 2014 to July 2014. Prior to January 2014, Mr. Agrawal served as President, Western Union Business Solutions from August 2011. Prior to August 2011, Mr. Agrawal served as General Manager, Business Solutions from November 2010, and as Senior Vice President of Finance for Business Units from August 2010 to November 2010. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company’s Europe, Middle East, and Africa and Asia Pacific regions from July 2008 to August 2010, and as Senior Vice President and Treasurer of Western Union from June 2006 to May 2008. Prior to joining Western Union in 2006, Mr. Agrawal served as Treasurer and Vice President of Investor Relations at Deluxe Corporation, and worked at General Mills, Inc., Chrysler Corporation, and General Motors Corporation.

Jean Claude Farah is our President, Global Network (from July 2019). From February 2017 to July 2019, Mr. Farah served as Executive Vice President and President, Global Payments, from December 2013 to February 2017, Mr. Farah served as Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe and CIS, and from March 2009 to December 2013, Mr. Farah served as Senior Vice President for the Middle East and Africa region at Western Union. Mr. Farah joined Western Union in 1999 as Marketing Manager, Middle East & North Africa. He has held a variety of progressively responsible positions with the company, including Regional Director from March 2003 to June 2005, Regional Vice President from June 2005 to March 2009 and Senior Vice President for the Middle East, Pakistan and Afghanistan region. Mr. Farah started his career in 1995 with Renault SA. Prior to joining Western Union, he was Area Manager for Orangina Pernod Ricard.

Khalid Fellahi is our President, Consumer Money Transfer (from July 2019). From January 2011 to July 2019, Mr. Fellahi served as Senior Vice President and General Manager for Western Union Digital, and Head of our Africa region and the Mobile Transaction Services group from 2005 to 2011. Prior to joining Western Union in October 2002, Mr. Fellahi held roles within SIS-Groupe Compagnie Bancaire (Paribas) and Price Waterhouse Management Consultants. In addition, he has held senior leadership positions at small and medium enterprises in the service industry.

Jacqueline Molnar is our Chief Transformation Officer and Global Head of Compliance (from July 2019). Ms. Molnar served as Chief Compliance Officer from March 2016 to July 2019 and Senior Vice President and Deputy Chief Compliance Officer from September 2013 to February 2016. Prior to joining Western Union in 2013, Ms. Molnar served as Vice President, Associate Global Anti-Money Laundering Officer at Toronto Dominion Bank Group, as Vice President, Assistant General Counsel at Wells Fargo & Company, and in various roles at Gibson Dunn, Latham & Watkins LLP, and at Herbert Smith Freehills.

Michelle Swanback is our President, Product and Platform (from January 2020). From January 2014 to January 2020, Ms. Swanback served as the Group Operating Officer at Accenture Digital where she was responsible for accelerating growth, executing business strategy, and leading the global business operations. She previously served as the lead for Accenture Technology, North America from August 2012 to January 2014, where she was accountable for sales support, solution design, and delivery of Accenture’s technology services and offerings. Prior to that, she served as a managing director in the North American operating unit of the Accenture Communications, Media, and Technology operating group from February 2011 to August 2012.

Andrew Summerill is our Interim President, Payments (from July 2019). From April 2015 to June 2019, Mr. Summerill served as Chief Financial Officer of Western Union Business Solutions and as Vice-President of Finance for Asia Pacific of Western Union Business Solutions from May 2010 to March 2015. Mr. Summerill joined Western Union with the 2011 acquisition of Travelex Global Business Payments, where he held various positions.

Caroline Tsai is our Chief Legal Officer and Corporate Secretary (from July 2019). From December 2017 to July 2019, Ms. Tsai served as Executive Vice President, General Counsel and Secretary. Prior to joining Western Union in December 2017, Ms. Tsai served as Deputy General Counsel and Chief Regulatory Officer of BMO Financial Group, a banking and financial services provider, from December 2015 to November 2017 and from January 2014 to December 2015, Ms. Tsai served as Chief Legal Officer, U.S. Personal and Commercial Banking at BMO Harris Bank. Prior to joining BMO Financial Group, Ms. Tsai was Senior Vice President and Associate General Counsel of Bank of America Corporation, a banking and financial services provider, from January 2012 to December 2013, and from July 2005 to December 2011, Ms. Tsai served as Senior Vice President and Assistant General Counsel. Ms. Tsai began her legal career as an Associate with the law firm Jones Day, based in Washington, D.C.

Richard Williams is our Chief People Officer (from July 2019). Mr. Williams previously served as Executive Vice President, Chief Human Resources Officer from October 2013 to July 2019, Interim Chief Human Resources Officer from March 2013 to October 2013 and as Senior Vice President, Human Resources - Global Consumer Financial Services from June 2011 to October 2013. Mr. Williams joined Western Union in November 2009 as the Vice President of Human Resources for the Americas and Global Cards. Before joining Western Union, Mr. Williams worked for Fullerton Financial Holdings (a wholly-owned subsidiary of Temasek Holdings) as its Senior Vice President of Human Resources for Central and Eastern Europe, Middle East and Africa, based in Dubai, United Arab Emirates from September 2007 to October 2009. Previously, Mr. Williams spent 17 years (May 1998 to August 2007 and August 1989 to February 1997) with American Express Company.

Item 1A. Risk Factors

There are many factors that affect our business, financial condition, results of operations, and cash flows, some of which are beyond our control. These risks include, but are not limited to, the risks described below. Such risks are grouped according to:

●	Risks Relating to Our Business and Industry; and

●	Risks Related to Our Regulatory and Litigation Environment

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

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

●	Demand for our services could soften, including due to low consumer confidence, high unemployment, changes in foreign exchange rates, reduced global trade, including from trade disruptions or trade restrictions, or other events, such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics (including, but not limited to, the coronavirus outbreak).
●	Our Consumer-to-Consumer money transfer business relies in large part on migration, which brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws, restrictions on immigration, and political or other events (such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition, results of operations, and cash flows.
●	Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. The prospect of reduced job opportunities, especially in retail, healthcare, construction, hospitality, and technology industries, or weakness in the regional economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions or immigration laws, our financial condition, results of operations, and cash flows may be adversely affected.
●	Our agents or clients could experience reduced sales or business as a result of a deterioration in economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation, or cease doing business altogether. Businesses using our services may make fewer cross-currency payments or may have fewer customers making payments to them through us, particularly businesses in those industries that may be more affected by an economic downturn.

●	Our Business Solutions business is heavily dependent on global trade. A downturn in global trade, including as a result of increased tensions regarding trade relationships between countries, or the failure of long-term import growth rates to return to historic levels could have an adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, as customer hedging activity in our Business Solutions business generally varies with currency volatility, we have experienced and may experience in the future lower foreign exchange revenues in periods of lower currency volatility.
●	Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor “We face credit, liquidity, and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.”
●	The market value of the securities in our investment portfolio may substantially decline. The impact of that decline in value may adversely affect our liquidity, financial condition, and results of operations.
●	The third-party service providers on whom we depend may experience difficulties in their businesses, which may impair their ability to provide services to us and have a potential impact on our own business. The impact of a change or temporary stoppage of services may have an adverse effect on our business, financial condition, results of operations, and cash flows.
●	The counterparties to the derivative financial instruments that we use to reduce our exposure to various market risks, including changes in interest rates and foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This includes the exposure generated by the Business Solutions business, where we write derivative contracts to our customers as part of our cross-currency payments business, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. That failure could have an adverse effect on our financial condition, results of operations, and cash flows.
●	We may be unable to refinance our existing indebtedness, or finance our obligations to pay tax on certain of our previously undistributed earnings pursuant to United States tax reform legislation enacted in December 2017 (the “Tax Act”) on favorable terms, as such amounts become due or we may have to refinance or obtain new financing on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt or tax obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other purposes.
●	Our revolving credit facility with a consortium of banks is one source for funding liquidity needs and also backs our commercial paper program. If any of the banks participating in our credit facility fails to fulfill its lending commitment to us, our short-term liquidity and ability to support borrowings under our commercial paper program could be adversely affected.
●	Banks upon which we rely to conduct our business could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.
●	Insurers we utilize to mitigate our exposures to litigation and other risks may be unable to or refuse to satisfy their obligations to us, which could have an adverse effect on our liquidity, financial condition, results of operations, and cash flows.
●	If market disruption or volatility occurs, we could experience difficulty in accessing capital on favorable terms and our business, financial condition, results of operations, and cash flows could be adversely impacted.

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

A number of factors could adversely affect customer confidence in our business, or in consumer money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

●	changes or proposed changes in laws or regulations or regulator or judicial interpretation thereof that have the effect of making it more difficult or less desirable to transfer money using consumer money transfer and payment service providers, including additional consumer due diligence, identification, reporting, and recordkeeping requirements;

●	the quality of our services and our customer experience, and our ability to meet evolving customer needs and preferences, including consumer preferences related to our westernunion.com and mobile money transfer services;
●	failure of our agents or their subagents to deliver services in accordance with our requirements;
●	reputational concerns resulting from actual or perceived events, including those related to fraud or consumer protection in connection with the Joint Settlement Agreements, the NYDFS Consent Order, or other matters;
●	actions by federal, state or foreign regulators that interfere with our ability to transfer consumers’ money reliably, for example, attempts to seize money transfer funds, or limit our ability to or prohibit us from transferring money in certain corridors;
●	federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data either pursuant to requirements under the Joint Settlement Agreements or other requirements or to a greater extent than is currently required;
●	any significant interruption in our systems, including by unauthorized entry and computer viruses, fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, or disruptions in our workforce; and
●	any breach of our computer systems or other data storage facilities, or of certain of our third-party providers, resulting in a compromise of personal or other data.

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

A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. In an environment of a rising United States dollar relative to the euro, the value of our euro-denominated revenue, operating income and net monetary assets would be reduced when translated into United States dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by foreign currency hedging activities. In an environment of a declining

United States dollar relative to the euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities. We are also subject to changes in the value of other foreign currencies, including the British pound, which may experience volatility due to the United Kingdom’s exit from the EU.

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

We collect, transfer and retain confidential and personal information about consumers, business customer representatives, employees, applicants, agents and other individuals as part of our business. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions  in which we operate and can have impacts on our business operations, are designed to protect the privacy of personal information and prevent that information from being inappropriately accessed, used or disclosed and protect financial services providers and other regulated entities and their customers, as well as information technology systems, from cyber attacks. We believe we have developed and maintain administrative, technical and physical safeguards designed to comply with applicable legal requirements. It is possible that hackers, employees acting contrary to our policies or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, misuse or disclose sensitive business information or personal information about our consumers, business customer representatives, employees, applicants, agents or others, or that a third-party service provider could experience a cybersecurity incident or intentionally or inadvertently use, disclose or make available sensitive business information or personal information to unauthorized parties or in violation of law. For example, a significant and increasing amount of our data is collected and stored by third parties, including providers of cloud-based software services. In 2016, we determined hackers had accessed the system of one of our third-party providers and improperly obtained copies of confidential data hosted on the system of one of our third-party providers. Western Union systems and money transfer operations were not impacted. Security incidents such as these have the potential to impose material costs on the Company and there can be no assurance that additional security incidents will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of sensitive business information or the personal information of consumers, business customer representatives, employees, applicants, agents or other individuals, could result in material costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant adverse effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from unauthorized entry and computer viruses, fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, or other causes, many of which may be beyond our control or that of our service providers. Additionally, any significant damage or interruptions in the computer information systems of our agents or other partners could result in a disruption in providing our services to consumers at their locations. Further, we have been and continue to be the subject of cyber attacks, including distributed denial of service attacks. These attackers and attacks, which may even be initiated by nation-states, have continued to become more sophisticated and are primarily aimed at interrupting our business, exposing us to financial losses, or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company’s business. The safeguards we have designed to help prevent future security incidents and systems disruptions, and comply with applicable legal requirements may not be successful and we may experience material security incidents, disruptions or other problems in the future. We also may experience software defects, development delays, installation difficulties and other systems problems, which could harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. These applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of whom are located outside the United States, could adversely affect our business.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services adequately or at all. Cessation of or defects in various services provided to us by third-party vendors could cause temporary disruption to our business.

Some services relating to our business, such as cloud-based software service providers, software application support, the development, hosting and maintenance of our operating systems, merchant acquiring services, call center services, check clearing, processing of returned checks, and other operating activities are outsourced to third-party vendors, which would be difficult to replace quickly. If our third-party vendors were unwilling or unable to provide us with these services in the future, our business and operations could be adversely affected.

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. As of December 31, 2019, we had $2,566.6 million of goodwill comprising approximately 30% of our total assets, including $1,980.7 million of goodwill in our Consumer-to-Consumer reporting unit and $532.0 million of goodwill in our Business Solutions reporting unit. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods.

For example, for the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Divestitures, Business Combinations, and Goodwill. The fair value of the Business Solutions reporting unit continues to be sensitive to changes in projections for revenue growth rates and Earnings before  Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margins. Any reduction in anticipated future operating cash flows or the occurrence of further negative factors impacting the fair value of the Business Solutions reporting unit could result in another write down of goodwill, which could have a significant adverse impact on our financial condition and results of operations.

In addition to the risk of goodwill impairment, the acquisition and integration of businesses involve a number of other risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). Another risk is the need in some cases to improve regulatory compliance; see “Risks Related to Our Regulatory and Litigation Environment” below. Acquisitions often involve additional or increased risks including, for example:

●	realizing the anticipated financial benefits from these acquisitions and where necessary, improving internal controls of these acquired businesses;
●	managing geographically separated organizations, systems and facilities;
●	managing multi-jurisdictional operating, tax and financing structures;
●	integrating personnel with diverse business backgrounds and organizational cultures;

●	integrating the acquired technologies into our Company;
●	complying with regulatory requirements, including those particular to the industry and jurisdiction of the acquired business;
●	enforcing intellectual property rights in some foreign countries;
●	entering new markets with the services of the acquired businesses; and
●	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, in May 2019, we sold a substantial majority of our United States based electronic bill payments services, as previously discussed. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved.  We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may not realize all of the anticipated benefits from restructuring and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

We are currently engaged in restructuring actions and activities associated with business transformation, productivity improvement initiatives, and expense reduction measures. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding our restructuring plan initiated in 2019 designed to change our operating model and improve our business processes and cost structure by reorganizing our senior management, reducing our headcount, and consolidating various facilities. We may implement additional initiatives in future periods. While these initiatives are designed to increase operational effectiveness and productivity and result in improved profitability, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations, and may make it more difficult to attract and retain key personnel, any of which could negatively impact our results of operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these or similar initiatives, or the costs to implement future initiatives are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

We face credit, liquidity and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.

The significant majority of our Consumer-to-Consumer money transfer activity and our walk-in bill payment and money order activity is conducted through third-party agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include superagents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer.

The liquidity of our agents and other parties we transact with directly, including merchant acquirers, is necessary for our business to remain strong and to continue to provide our services. If our agents or other partners fail to settle with us in a timely manner, our liquidity could be affected.

From time to time, we have made, and may in the future make, advances to our agents. We generally owe settlement funds payable to these agents that offset these advances. However, the failure of these borrowing agents to repay these advances constitutes a credit risk to us.

We are exposed to credit risk in our Business Solutions business relating to: (i) derivatives written by us to our customers and (ii) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. If a customer becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay us, we may be exposed to the value of an offsetting position with a financial institution counterparty for the derivatives or may bear financial risk for those receivables where we have extended trade credit.

We offer consumers in select countries the ability to transfer money utilizing their bank account or credit or debit card via websites and mobile devices. These transactions have experienced and continue to experience a greater risk of fraud and higher fraud losses than transactions initiated at agent locations. Additionally, money transfers funded by ACH, or similar methods, are not preauthorized by the sender’s bank and carry the risk that the account may not exist or have sufficient funds to cover the transaction. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties increase over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

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

If we are unable to maintain our agent, subagent or global business relationships under terms acceptable to us or consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with our business and technology standards and contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected.

Most of our Consumer-to-Consumer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms acceptable to us or consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent’s or its subagents’ unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services. For example, the Joint Settlement Agreements and the NYDFS Consent Order subjected us to heightened requirements relating to agent oversight, which resulted in and may continue to result in agent attrition. Further, certain agents decided to leave our network due to reputational concerns related to the Joint Settlement Agreements and the NYDFS Consent Order. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, changes in the economy, or factors impacting our agents’ ability to settle with us, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts or changes to compliance requirements. Because an agent is a third-party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

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

In Business Solutions, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. In our various bill payments services, we provide services for making one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. Our relationships with these businesses and other organizations are a core component of our payments services, and we derive a substantial portion of our revenue from payment services through these relationships. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses or consumers to do business with us. We have also had difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies. If we are unable to maintain our current business or banking relationships or establish new relationships under terms acceptable to us or consistent with those currently in place, our ability to continue to offer our services may be adversely impacted, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Additionally, the Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Tax reforms recommended in the BEPS action plan include changes that would impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements that are viewed as causing BEPS. Significant components of the BEPS action plan were published by the OECD in October 2015 and a number of governments have enacted or proposed rules to implement changes specifically suggested in the recommendations or other changes, such as specific “economic substance” rules, inspired by BEPS-style considerations. Furthermore, the OECD is seeking to gain consensus around further changes in traditional international tax principles to address, among other things, perceived challenges presented by global digital commerce, under a so-called “BEPS 2.0” initiative. Any material change in tax laws or policies, or their interpretation, resulting from BEPS, BEPS 2.0, or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and foreign taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2019, the total amount of unrecognized tax benefits was a liability of $309.0 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

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

The Western Union and WU brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union or WU trademarks or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union and WU trademarks, the Orlandi Valuta, Vigo, Western Union Business Solutions, Pago Fácil, Western Union Payments, Quick Collect, Quick Pay, Pay@WU, Quick Cash, Convenience Pay, and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

As of December 31, 2019, we held $1.7 billion in investment securities, the significant majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling $237.1 million as of December 31, 2019. The fair value of these assets held in the trust are compared to the plan’s projected benefit obligation of $248.5 million to determine the pension liability of $11.4 million recorded within Other liabilities in our Consolidated Balance Sheets as of December 31, 2019. We attempt to mitigate risk through diversification, and we regularly monitor investment risk on our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2019, we had approximately $3.2 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future. Furthermore, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025.

Our indebtedness and tax obligations could have adverse consequences, including:

●	limiting our ability to pay dividends to our stockholders or to repurchase stock consistent with our historical practices;
●	increasing our vulnerability to changing economic, regulatory and industry conditions;
●	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
●	limiting our ability to borrow additional funds; and
●	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt or tax obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

In July 2017, the Financial Conduct Authority in the United Kingdom (“UK”), which regulates LIBOR, publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. This announcement is expected to effectively end LIBOR rates beginning in 2022, and while other alternatives, such as the Secured Overnight Financing Rate, have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets. We currently have borrowings that are subject to LIBOR-based interest rates, including borrowings under our term loan facility. Historically, we have utilized LIBOR-based interest rate swaps to vary the percentage of fixed to floating rate debt, subject to market conditions, and we may continue to use similar instruments in the future. If an alternative to LIBOR is not available and widely accepted after 2021, our ability to borrow at floating interest rates may be adversely impacted, as the costs associated with any potential future borrowings or interest rate swaps requiring us to pay floating interest rates may increase.

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

Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, in recent years we have made significant additional investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, such as the Bribery Act in the UK, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in virtually every country of the world, we face significant risks associated with our obligations under the FCPA, the Bribery Act, and other national anti-corruption laws. Any determination that we have violated these laws could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the BSA and to regulatory oversight and enforcement by the United States Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). We have subsidiaries in Brazil and Austria that are subject to banking regulations. Our Austrian banking subsidiary is also subject to regulation, examination and supervision by the NYDFS. We also operate through a small number of licensed payment institutions in the EU. Under the Payment Services Directive (“PSD”), as amended by a revised Payment Services Directive known as PSD2, and the 4th and 5th Anti-Money Laundering Directive in the EU, our operating companies that are licensed in the EU have increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, agent oversight and monitoring requirements, as well as broader supervision by EU member states. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th Anti-Money Laundering Directive in the EU. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. For example, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies, in early 2017, we entered into the Joint Settlement Agreements with the United States Department of Justice (“DOJ”), certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies, and in early 2018, we agreed to the NYDFS Consent Order. The ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. In many jurisdictions where Western Union is licensed to offer money transfer services, the license holder is responsible for ensuring the agent’s compliance with the rules that govern the money transfer service. For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents when they are acting on behalf of our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. The majority of our EU consumer money transfer activity is managed through our Irish payment institution. Thus, the risk of adverse regulatory action against Western Union because of actions by our agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Act may also impose responsibility on us for any related compliance failures of our agents and their subagents.

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

The UK left the EU on January 31, 2020 (“Brexit”), following a referendum and a notification to the EU, under Article 50 of the Treaty on the European Union. In advance of Brexit, the UK and the EU ratified an agreement governing the terms of the UK’s withdrawal from the EU (the “Withdrawal Agreement”). Under the terms of the Withdrawal Agreement, certain regulated financial service providers may continue to rely on EU regulatory “passport” rights until December 31, 2020 to provide services between the UK and EU without needing to obtain separate local regulatory authorizations in the relevant jurisdictions. To ensure that our operations will continue in the UK, which represented 6% of our consolidated revenues for the year ended December 31, 2019, we have set up a new payment institution to conduct money remittance in the UK, which was authorized by the Financial Conduct Authority in April 2019, and presently offers retail money transfer via UK agents. We have also applied for the UK branch of our Austrian banking subsidiary to be authorized by the UK Prudential Regulation Authority as a UK branch of a non-UK bank in order to continue to conduct our UK Business Solutions and digital money transfer operations. Authorization is expected to be granted in 2020. This UK branch will be subject to certain additional UK regulatory requirements upon authorization. Further, as a result of Brexit, including under the terms of any new regulatory authorizations we have and may obtain, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services.

Our business is the subject of consent agreements with or enforcement actions by regulators.

As further described under in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies of this Form 10-K, in early 2017, the Company entered into Joint Settlement Agreements with the DOJ, certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also required the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. The ongoing obligations under the Joint Settlement Agreements could have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has also faced actions from other regulators as a result of the Joint Settlement Agreements. For example, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies of this Form 10-K, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the Deferred Prosecution Agreement (the “DPA”) with the DOJ and with certain other United States Attorney’s Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to the NYDFS Consent Order with the NYDFS which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. If the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape and is expected to continue to adversely affect our financial results. New and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has and may continue to affect the manner in which we provide our services; see risk factor “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.” Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies.

In addition, U.S. policy makers may seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico, Cuba, or other jurisdictions. Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well.

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

Regulators around the world look at each other’s approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other countries, states or regions. Similarly, new laws and regulations in a country, state or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they may be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees, foreign exchange spreads and other important aspects of our business, with the same effect. Further, political changes and trends such as populism, economic nationalism, protectionism, and negative sentiment towards multinational companies could result in laws or regulations that adversely impact our ability to conduct business in certain jurisdictions. Any of these eventualities could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Our regulatory status and the regulatory status of our agents and their subagents could affect our and their ability to offer our services. For example, we and our agents and their subagents rely on bank accounts to provide our Consumer-to-Consumer money transfer services. We also rely on bank accounts to provide our payment services. We and our agents and their subagents are considered Money Service Businesses (“MSBs”) under the BSA, including our Business Solutions operations. Many banks view MSBs as a class of higher risk customers for purposes of their anti-money laundering programs. The Joint Settlement Agreements may prompt some banks to take this view regarding Western Union. We and some of our agents and their subagents have had, and in the future may have, difficulty establishing or maintaining banking relationships due to the banks’ policies. If we or a significant number of our agents or their subagents are unable to maintain existing or establish new banking relationships, or if we or these agents face higher fees to maintain or establish new bank accounts, our ability and the ability of our agents and their subagents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Although most of our Orlandi Valuta and Vigo branded agents also offer money transfer services of our competitors, many of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Various jurisdictions continue to increase their focus on the potential impact of agent agreements on competition. In addition, over the past several years, several countries in Eastern Europe, the Commonwealth of Independent States, Africa, and Asia have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions. In addition to legal challenges, certain of our agents and their subagents have refused to enter into exclusive arrangements. See risk factor “If we are unable to maintain our agent, subagent or global business relationships under terms acceptable to us or consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with our business and technology standards and contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected” above. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

On August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our Chief Executive Officer, reducing our headcount, and consolidating various facilities. As our services are regulated by various government agencies throughout the world, any changes to our business model may require disclosure to our regulators, and regulators may require us to adjust our business model or proposal, either of which could impact our ability to deliver our services in the most cost-effective manner.

In addition to legal or regulatory restrictions discussed in the Capital Resources and Liquidity section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, some jurisdictions use tangible net worth and other financial strength guidelines to evaluate financial position. If our regulated subsidiaries do not abide by these guidelines, they may be subject to heightened review by these jurisdictions, and the jurisdictions may be more likely to impose new formal financial strength requirements. Additional financial strength requirements imposed on our regulated subsidiaries or significant changes in the regulatory environment for money transfer providers could impact our primary source of liquidity.

The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.

Rules and regulations implemented under the Dodd-Frank Act have made and continue to make significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, which implements, examines compliance with and enforces federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices (“UDAAP”). The CFPB’s regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: (i) a requirement to provide consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures and transaction receipts, including the disclosure of fees, foreign exchange rates and taxes, (ii) an obligation to resolve various errors, including certain errors that may be outside our control, and (iii) an obligation at a consumer’s request to cancel transactions that have not been completed. In addition, these regulations impose responsibility on us for any related compliance failures of our agents. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results. In addition, the Dodd-Frank Act and interpretations and actions by the CFPB have had, and could continue to have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business.

The CFPB has broad authority to enforce consumer protection laws. The CFPB has a large staff and budget, which is not subject to Congressional appropriation, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track and solicit consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. For example, in July 2015, Paymap, Inc. (“Paymap”), one of our former subsidiaries, and the CFPB reached a settlement agreement regarding Paymap’s marketing of its Equity Accelerator service (the “Paymap Settlement Agreement”). Under the terms of the agreement, Paymap agreed to pay $33.4 million in restitution and a $5.0 million civil monetary penalty and agreed to ensure that its marketing practices and materials for the Equity Accelerator Program comply with the Consumer Financial Protection Act’s prohibition against UDAAP. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining UDAAP, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. In addition, attorneys general of the various states of the United States also have authority to enforce the consumer protection provisions of the Dodd-Frank Act in their respective jurisdictions.

We have been and continue to be subject to examination by the CFPB, which defines “larger participants of a market for other consumer financial products or services” as including companies, such as Western Union, that make at least one million aggregate annual international money transfers. The CFPB has the authority to examine and supervise us and our larger competitors, which will involve providing reports to the CFPB. The CFPB has used information gained in examinations as the basis for enforcement actions resulting in settlements involving monetary penalties and other remedies.

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

Various jurisdictions in the United States and outside the United States have consumer protection laws and regulations, and numerous governmental agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve globally, and new or enhanced consumer protection laws and regulations may be adopted. Governmental agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating their efforts to protect consumers. For instance, ICPEN is an organization composed of consumer protection authorities from over 60 countries that provides a forum for developing and maintaining regular contact between consumer protection agencies and focusing on consumer protection concerns. By encouraging cooperation between agencies, ICPEN aims to enable its members to have a greater impact with their consumer protection laws and regulations. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects to our business.

Rules adopted under the Dodd-Frank Act by the CFTC, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the EU, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivatives contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States and EU. Other jurisdictions outside of the United States and the EU are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. In 2016, the CFTC published a proposed rule that, if adopted as proposed, would have increased the likelihood that we would have had to register one or more of our subsidiaries with the CFTC as a swap dealer. In early 2020, the CFTC withdrew the 2016 proposal and replaced it with a new proposed rule that, if adopted as proposed, we believe will decrease that likelihood relative to the 2016 proposal. However, there does remain some risk that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer in the future. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework will lead to additional costs, including costs relating to regulatory capital and margin requirements, and may impact how we conduct our hedging activities and derivatives business with customers. We continue to consider the impact the proposed rule, if adopted, would have on our hedging activities and operations. Additionally, the regulatory regimes for derivatives in the United States and EU, such as under the Dodd-Frank Act and MiFID II, are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivatives contracts, may result in additional costs to our business. Other jurisdictions outside the United States and the EU are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results.

Our business is the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines or penalties.

As a company that provides global financial services primarily to consumers, we are subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, sanctions, securities laws and other laws, both foreign and domestic. We also are subject to claims asserted by consumers based on individual transactions. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement, any of which could occur or intensify as a result of the Joint Settlement Agreements, are likely to continue to result in changes to our business, as well as increased costs, supervision and examination for both ourselves and our agents and subagents. These developments have had, and we believe will continue to have, an adverse effect on our business, financial condition and results of operations, and in turn may result in additional litigation, or other actions. For more information, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies.

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to extensive requirements relating to data privacy and security under federal, state and foreign laws. These laws and requirements continue to evolve and may become increasingly difficult to comply with. For example, the FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in multi-year agreements governing the settling companies’ privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, on May 25, 2018, the EU implemented the GDPR, which replaced the EU’s Data Protection Directive 95/46. The GDPR imposes additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. We have incurred and we expect to continue to incur expenses to meet the obligations of the GDPR, which have required us to make significant changes to our business operations. We are also subject to data privacy and security laws in various states, such as the California Consumer Privacy Act, which became effective on January 1, 2020, that imposes heightened data privacy requirements on companies that collect information from California residents and creates a broad set of privacy rights and remedies modeled in part on the GDPR. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

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

Our consolidated balance sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial condition, results of operations, and cash flows.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness and other obligations, including those related to the tax imposed on certain of our previously undistributed foreign earnings pursuant to the Tax Act, which could make it more difficult to meet these requirements or any additional requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the

Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of settlement assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as settlement assets or require our regulated subsidiaries to maintain higher levels of settlement assets. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Properties and Facilities

As of December 31, 2019, we occupied facilities in approximately 50 countries, substantially all of which were leased. Our office in Denver, Colorado serves as our corporate headquarters and our office in Dublin, Ireland serves as our international headquarters. We also operate shared service centers in Lithuania, Costa Rica, India, and the Philippines. Our facilities are primarily used for operational, sales, and administrative purposes in support of our Consumer-to-Consumer and Business Solutions segments, and other services, and are predominantly being utilized as intended.

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements, and may consolidate and dispose of, or sublet facilities, which are no longer required, or acquire new facilities and update existing facilities to meet the needs of our business. In January 2020, we sold our former corporate headquarters in Englewood, Colorado.

Item 3. Legal Proceedings

The information required by this Item 3 is incorporated herein by reference to the discussion in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 3,203 stockholders of record as of February 14, 2020. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2019:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
October 1 - 31	987,962	$23.93	972,308	$1,045.7
November 1 - 30	788,473	$27.07	748,361	$1,025.5
December 1 - 31	795,812	$27.00	787,433	$1,000.0
Total	2,572,247	$25.84	2,508,102
(a)

These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

(b)

On February 9, 2017, the Board of Directors authorized $1.2 billion of common stock repurchases through December 31, 2019, of which $4.3 million expired unused. On February 28, 2019, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, all of which remained available as of December 31, 2019. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Stock-Based Compensation Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2019, the Board of Directors declared quarterly cash dividends of $0.20 per common share payable on December 31, 2019, September 30, 2019, June 28, 2019, and March 29, 2019. During 2018, the Board of Directors declared quarterly cash dividends of $0.19 per common share payable on December 31, 2018, September 28, 2018, June 29, 2018, and March 30, 2018. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice, and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends and distribute cash may be restricted. In addition, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025, as discussed in the Capital Resources and Liquidity section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These payments will adversely affect our cash flow and liquidity and may adversely affect future share repurchases.

On February 11, 2020, the Board of Directors declared a quarterly cash dividend of $0.225 per common share payable on March 31, 2020.

Item 6. Selected Financial Data

The financial information in this Annual Report on Form 10-K is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries. Our selected historical financial data are not necessarily indicative of our future financial condition, future results of operations, or future cash flows.

The information set forth below should be read in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017	2016	2015
Statements of income/(loss) data:
Revenues (a)	$5,292.1	$5,589.9	$5,524.3	$5,422.9	$5,483.7
Operating expenses (b)	4,358.1	4,467.8	5,048.5	4,935.9	4,371.5
Operating income (a) (b)	934.0	1,122.1	475.8	487.0	1,112.2
Gain on divestitures of businesses (c)	524.6	—	—	—	—
Interest income (d)	6.3	4.8	4.9	3.5	10.9
Interest expense (e)	(152.0)	(149.6)	(142.1)	(152.5)	(167.9)
Other income/(expense), net	8.5	14.1	8.9	3.7	(13.4)
Income before income taxes (a) (b) (c) (d) (e)	1,321.4	991.4	347.5	341.7	941.8
Net income/(loss) (a) (b) (c) (d) (e) (f)	1,058.3	851.9	(557.1)	253.2	837.8
Depreciation and amortization	257.7	264.7	262.9	263.2	270.2
Cash flow data:
Net cash provided by operating activities (g)	$914.6	$821.3	$742.0	$1,041.9	$1,071.1
Capital expenditures (h)	(127.7)	(339.0)	(177.1)	(229.8)	(266.5)
Common stock repurchased (i)	(552.6)	(412.4)	(502.8)	(501.6)	(511.3)
Earnings/(loss) per share data:
Basic (a) (b) (c) (d) (e) (f) (i)	$2.47	$1.89	$(1.19)	$0.52	$1.63
Diluted (a) (b) (c) (d) (e) (f) (i)	$2.46	$1.87	$(1.19)	$0.51	$1.62
Cash dividends declared per common share (j)	$0.80	$0.76	$0.70	$0.64	$0.62
Key indicators (unaudited):
Consumer-to-Consumer transactions	289.4	287.0	275.8	268.3	261.5

	As of December 31,
(in millions)	2019	2018	2017	2016	2015
Balance sheet data:
Settlement assets	$3,296.7	$3,813.8	$4,188.9	$3,749.1	$3,308.7
Total assets	8,758.5	8,996.8	9,231.4	9,419.6	9,449.2
Settlement obligations	3,296.7	3,813.8	4,188.9	3,749.1	3,308.7
Borrowings	3,229.3	3,433.7	3,033.6	2,786.1	3,215.9
Total liabilities	8,798.0	9,306.6	9,722.8	8,517.4	8,044.3
Total stockholders’ equity/(deficit)	(39.5)	(309.8)	(491.4)	902.2	1,404.9
(a)	On May 9, 2019, we completed the sale of our United States electronic bill payments business known as Speedpay to ACI Worldwide Corp. and ACW Worldwide, Inc. for cash consideration of approximately $750 million. Speedpay revenues included in our results were $125.4 million and $352.0 million for the years ended December 31, 2019 and 2018, respectively.
(b)	For the year ended December 31, 2019, operating expenses included $115.5 million of expenses incurred in connection with an overall restructuring plan, approved by our Board of Directors on August 1, 2019, to improve our business processes and cost structure by reducing headcount and consolidating various facilities. For the years ended December 31, 2019 and 2018, direct operating expenses for Speedpay, which was divested in 2019, were $98.2 million and $251.2 million, respectively. For the year ended December 31, 2017, operating expenses included a non-cash goodwill impairment charge of $464.0 million related to our Business Solutions reporting unit, as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Divestitures, Business Combinations, and Goodwill, and $60.0 million of expenses related to the NYDFS Consent Order. For the year ended December 31, 2016, operating expenses included $601.0 million of expenses as a result of the Joint Settlement Agreements, as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies. For the year ended December 31, 2015, operating expenses included $35.3 million of expenses as a result of the Paymap Settlement Agreement.

(c)	For the year ended December 31, 2019, we recorded a pre-tax gain primarily related to our sale of Speedpay to ACI Worldwide Corp. and ACW Worldwide, Inc. as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Divestitures, Business Combinations, and Goodwill.
(d)	Interest income consists of interest earned on cash and other investments not required to satisfy settlement obligations.
(e)	Interest expense primarily relates to our outstanding borrowings.
(f)	For the year ended December 31, 2017, our provision for income taxes included an estimated $828 million related to the enactment of the Tax Act into United States law, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects. During the year ended December 31, 2018, we completed our accounting for the Tax Act’s impacts that were provisionally estimated as of December 31, 2017 and recorded an additional $22.5 million of income tax expense, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Income Taxes.
(g)	Net cash provided by operating activities during the year ended December 31, 2019 was impacted by an increase in taxes resulting from the net gain on divestitures, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Divestitures, Business Combinations, and Goodwill, and payments of approximately $38 million related to our restructuring plan as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Restructuring-Related Expenses and Business Transformation Expenses. Net cash provided by operating activities during the year ended December 31, 2018 was negatively impacted by approximately $120 million of payments related to an agreement with the Internal Revenue Service resolving substantially all of the issues related to our restructuring of our international operations in 2003, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Income Taxes, $64 million of payments related to tax on certain of our previously undistributed foreign earnings associated with the Tax Act, and an approximately $60 million payment related to the NYDFS Consent Order. Net cash provided by operating activities during the year ended December 31, 2017 was impacted by cash payments of approximately $591 million and $77.3 million pursuant to the Joint Settlement Agreements and WU Way business transformation initiative, respectively.
(h)	Capital expenditures include capitalization of contract costs, capitalization of purchased and developed software, and purchases of property and equipment.
(i)	On February 28, 2019, the Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, all of which remained available as of December 31, 2019. During the years ended December 31, 2019, 2018, 2017, 2016, and 2015, we repurchased 26.9 million, 20.2 million, 24.9 million, 24.8 million, and 25.1 million shares, respectively, under authorizations from our Board of Directors.
(j)	Cash dividends per share declared quarterly by our Board of Directors were as follows:

Year	Q1	Q2	Q3	Q4
2019	$0.20	$0.20	$0.20	$0.20
2018	$0.19	$0.19	$0.19	$0.19
2017	$0.175	$0.175	$0.175	$0.175
2016	$0.16	$0.16	$0.16	$0.16
2015	$0.155	$0.155	$0.155	$0.155

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See “Risk Factors” and “Forward-Looking Statements.”

Overview

We are a leading provider of money movement and payment services, operating in two business segments:

●	Consumer-to-Consumer - Our Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. Our multi-currency money transfer service is provided through one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.
●	Business Solutions - Our Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes our cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. Additional information on our segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2019 compared to the same period in 2018. For discussion of our consolidated results of operations and segment results for the year ended December 31, 2018 compared to the same period in 2017, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

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

Our revenues and operating income for the year ended December 31, 2019 were negatively impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $238.9 million for the year ended December 31, 2019 relative to the respective prior year. Included within this amount are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $161.2 million for the year ended December 31, 2019 relative to the respective prior year. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $63.5 million for the year ended December 31, 2019 relative to the respective prior year. Included within this amount are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $43.4 million for the year ended December 31, 2019 relative to the respective prior year.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States electronic bill payments business known as Speedpay, which had been included as a component of Other in our segment reporting. We received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million in the all-cash transaction that closed on May 9, 2019. Speedpay revenues included in our results were $125.4 and $352.0 million for the years ended December 31, 2019 and 2018, respectively. Speedpay direct operating expenses were $98.2 million and $251.2 million for the years ended December 31, 2019 and 2018, respectively.

The following table sets forth our consolidated results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in millions, except per share amounts)	2019	2018	% Change
Revenues	$5,292.1	$5,589.9	(5)%
Expenses:
Cost of services	3,086.5	3,300.8	(6)%
Selling, general, and administrative	1,271.6	1,167.0	9%
Total expenses	4,358.1	4,467.8	(2)%
Operating income	934.0	1,122.1	(17)%
Other income/(expense):
Gain on divestitures of businesses	524.6	—	(a)
Interest income	6.3	4.8	31%
Interest expense	(152.0)	(149.6)	2%
Other income, net	8.5	14.1	(40)%
Total other income/(expense), net	387.4	(130.7)	(a)
Income before income taxes	1,321.4	991.4	33%
Provision for income taxes	263.1	139.5	89%
Net income	$1,058.3	$851.9	24%
Earnings per share:
Basic	$2.47	$1.89	31%
Diluted	$2.46	$1.87	32%
Weighted-average shares outstanding:
Basic	427.6	451.8
Diluted	430.9	454.4
(a)	Calculation not meaningful.

Revenues Overview

Transaction volume is the primary generator of revenue in our businesses. Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate we set to the customer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable. We also offer several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues.

Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and provides greater clarity regarding, and increases the comparability of, our underlying results and trends. This constant currency disclosure is provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the year ended December 31, 2019 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(dollars in millions)	2019	2018	% Change
Revenues, as reported - (GAAP)	$5,292.1	$5,589.9	(5)%
Foreign currency impact (a)			4%
Divestitures impact (b)			4%
Revenue change, constant currency adjusted and excluding divestitures - (Non-GAAP)			3%
(a)	Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $238.9 million for the year ended December 31, 2019 when compared to foreign currency rates in the prior year. Included within this amount are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $161.2 million for the year ended December 31, 2019 when compared to foreign currency rates in the prior year.
(b)	In May 2019, we sold a substantial majority of our United States based electronic bill payments services. Speedpay revenues included in our results were $125.4 million and $352.0 million for the years ended December 31, 2019 and 2018, respectively. Paymap, which we sold in May 2019, provides electronic mortgage bill payment services, and related revenues included in our results were $5.3 million and $16.2 million for the years ended December 31, 2019 and 2018, respectively. We have included the impact of these divestitures on our revenues because management believes that presenting the revenue change, as adjusted to exclude divestitures, will provide investors with a more meaningful comparison of results for the periods presented.

For the year ended December 31, 2019, GAAP revenues decreased when compared to the prior year due to fluctuations in the exchange rate between the United States dollar and other currencies, and the divestitures of the Speedpay and Paymap businesses during the second quarter of 2019, partially offset by an increase in transactions in our Consumer-to-Consumer segment. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 4%. The increase in revenues constant currency adjusted and excluding divestitures (Non-GAAP) of 3% was the result of an increase in local currency revenue per transaction in our Argentine operations, including our cash-based bill payment business, primarily due to inflation, and revenue growth in our Consumer-to-Consumer segment.

Operating Expenses Overview

Enhanced Regulatory Compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity. We also continue to improve consumer protection, including enhancements related to the Joint Settlement Agreements and the NYDFS Consent Order described further in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies, and similar regulations outside the United States, and other matters. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition, and results of operations.

Restructuring-Related Expenses

On August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our chief executive officer, reducing our headcount, and consolidating various facilities. We expect to incur approximately $150 million of total expenses through 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, costs related to facility closures, lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. We expect the plan to generate expense savings of approximately $50 million in 2020 and approximately $100 million in 2021. The foregoing figures are our estimates and are subject to change.

For the year ended December 31, 2019, we incurred $115.5 million related to this plan, with a significant majority of these expenses related to severance and employee benefits. Of this amount, $39.8 million and $75.7 million are included within Cost of services and Selling, general, and administrative, respectively, in the Consolidated Statements of Income/(Loss). Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Restructuring-Related Expenses and Business Transformation Expenses for further discussion.

These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that we have previously incurred and can reasonably be expected to incur in the future.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the year ended December 31, 2019. Cost of services decreased for the year ended December 31, 2019 compared to the prior year due to the Speedpay divestiture during the second quarter of 2019, and a decrease in variable costs, including agent commissions in our Consumer-to-Consumer money transfer business, which vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies. These decreases were partially offset by an increase in severance and employee benefits related to our restructuring plan, as further discussed above.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the year ended December 31, 2019 compared to the prior year due to restructuring-related expenses, including severance and related employee benefits, costs associated with the relocation of various operations to our other facilities, and costs related to facility closures, lease terminations, and consulting. In addition, selling, general, and administrative increased due to higher marketing costs compared to the prior year.

Total Other Income/Expense, Net

Total other income/expense, net for the year ended December 31, 2019 was favorably impacted by the gain on the sale of Speedpay during the second quarter of 2019 as compared to the prior year, partially offset by foreign exchange gains in the prior year on certain U.S. dollar-denominated assets in our Argentina cash-based bill payments business which did not recur.

Income Taxes

Our effective tax rates on pre-tax income were 19.9% and 14.1% for the years ended December 31, 2019 and 2018, respectively. The increase in our effective tax rate for the year ended December 31, 2019 compared to the prior year is primarily due to an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses and certain discrete items recognized in the prior year, partially offset by adjustments to our accounting for the implementation of the Tax Act, which increased our effective tax rate by 2.3% for the year ended December 31, 2018.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2019, the total amount of tax contingency reserves was $309.0 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

A significant proportion of our profits are foreign-derived. For the years ended December 31, 2019 and 2018, 67% and 101%, respectively, of our pre-tax income was derived from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in foreign tax laws.

Earnings Per Share

During the years ended December 31, 2019 and 2018, basic earnings per share were $2.47 and $1.89 respectively, and diluted earnings per share were $2.46 and $1.87, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2019 and 2018, there were 1.9 million and 2.6 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for the year ended December 31, 2019 compared to the prior year was impacted by the previously described factors impacting net income, including the gain on the sale of Speedpay during the second quarter of 2019 and expenses associated with our restructuring activities, and a lower number of shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions.

The business segment measurements provided to, and evaluated by, our Chief Operating Decision Maker (“CODM”) are computed in accordance with the following principles:

●	The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
●	Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.
●	As described in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Restructuring-Related Expenses and Business Transformation Expenses on August 1, 2019, our Board of Directors approved an overall plan to change our operating model and improve our business processes and cost structure by reducing our headcount and consolidating various facilities. For the year ended December 31, 2019, we incurred $115.5 million related to this plan. While certain of these expenses may be identifiable to our segments, primarily our Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.
●	All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Consumer-to-Consumer	83%	80%
Business Solutions	7%	7%
Other	10%	13%
	100%	100%

Corporate costs, including stock-based compensation and other overhead, continue to be consistently allocated to our segments based on historical practice. For the year ended December 31, 2019, approximately $51 million of corporate expenses were allocated to the Consumer-to-Consumer segment that would have previously been included in Other prior to the sale of Speedpay on May 9, 2019.

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(dollars and transactions in millions)	2019	2018	% Change
Revenues	$4,407.8	$4,453.6	(1)%
Operating income	$975.4	$1,048.2	(7)%
Operating income margin	22%	24%
Key indicator:
Consumer-to-Consumer transactions	289.4	287.0	1%

Our Consumer-to-Consumer money transfer service, including our online money transfer transactions conducted and funded through Western Union branded websites and mobile apps (“westernunion.com”), is provided through one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include westernunion.com in our regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The geographic split for transactions and revenue in the table that follows, including transactions conducted and funded through westernunion.com, is determined entirely based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are transactions conducted and funded through westernunion.com for the years ended December 31, 2019 and 2018, respectively. Where reported separately in the discussion below, westernunion.com consists of 100% of the transactions that are conducted and funded through westernunion.com and the related revenues.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues overview above.

	Year Ended December 31, 2019
	Revenue Growth/	Foreign	Constant Currency
	(Decline), as	Exchange	Revenue Growth/	Transaction
	Reported -	Translation	(Decline) (a) -	Growth/
	(GAAP)	Impact	(Non-GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	2%	0%	2%	(2)%
Europe and Russia/CIS ("EU & CIS")	(2)%	(3)%	1%	5%
Middle East, Africa, and South Asia ("MEASA")	(1)%	(1)%	0%	(1)%
Latin America and the Caribbean ("LACA") (b)	1%	(10)%	11%	8%
East Asia and Oceania ("APAC")	(13)%	(1)%	(12)%	(7)%
Total Consumer-to-Consumer growth/(decline):	(1)%	(2)%	1%	1%

westernunion.com (c)	17%	(1)%	18%	16%
(a)	Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.
(b)	Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation.
(c)	Westernunion.com revenues have also been included in each region, as described earlier.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	38%	37%
EU & CIS	32%	32%
MEASA	15%	15%
LACA	9%	9%
APAC	6%	7%

Westernunion.com, which is included in the regional percentages above, represented approximately 14% and 12% of our Consumer-to-Consumer revenues for the years ended December 31, 2019 and 2018, respectively.

Our consumers transferred $87.7 billion in Consumer-to-Consumer principal for the years ended December 31, 2019 and 2018, of which $80.7 billion and $79.9 billion, respectively, related to cross-border principal.

Revenues

Consumer-to-Consumer money transfer revenue decreased 1% for the year ended December 31, 2019 compared to the prior period, with transaction growth of 1%. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for the year ended December 31, 2019 compared to the prior year. Constant currency revenue increased 1% for the year ended December 31, 2019, primarily due to transaction growth.

Our NA region revenue increased 2% for the year ended December 31, 2019 compared to the prior year, with a transaction decline of 2%. The increase in revenue was primarily due to net price increases and transaction growth in our United States outbound services, including to Mexico, partially offset by lower revenue generated from money transfers sent and received within the United States.

Our EU & CIS region decreased 2% for the year ended December 31, 2019 compared to the prior year, with transaction growth of 5%. Fluctuations in the exchange rate between the United States dollar and the euro, the British pound, and other currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% for the year ended December 31, 2019. Revenue was positively impacted by transaction growth in Spain, France, and Russia for the year ended December 31, 2019.

Our MEASA region revenue decreased 1% for the year ended December 31, 2019 compared to the prior year, with a transaction decline of 1%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 1% for the year ended December 31, 2019. Net pricing increases positively affected revenue for the year ended December 31, 2019.

Our LACA region revenue increased 1% for the year ended December 31, 2019 compared to the prior year, with transaction growth of 8%. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 10% for the year ended December 31, 2019. Revenues were negatively impacted by the strengthening of the United States dollar against the Argentine peso, partially offset by an increase in local currency revenue per transaction, primarily due to inflation.

Our APAC region revenue decreased 13% for the year ended December 31, 2019 compared to the prior year, with a transaction decline of 7%. Revenue for the year ended December 31, 2019 was negatively impacted by net price decreases and increased competition in certain countries within the region.

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

Operating Income

Consumer-to-Consumer operating income decreased 7% during the year ended December 31, 2019 compared to the prior year. Results for the year ended December 31, 2019 were negatively impacted by increased allocations of corporate overhead as a result of the Speedpay divestiture, as previously discussed, and higher marketing costs compared to the prior year, partially offset by decreased variable costs, including agent commissions. Additionally, fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenues and favorably impacted expenses for the year ended December 31, 2019.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(dollars in millions)	2019	2018	% Change
Revenues	$388.8	$386.8	0%
Operating income	$46.8	$23.4	(a)
Operating income margin	12%	6%

(a)	Calculation not meaningful.

Revenues

Business Solutions revenue was flat for the year ended December 31, 2019 compared to the prior year. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 4% for the year ended December 31, 2019.

Operating Income

For the year ended December 31, 2019, Business Solutions operating income and operating income margin increased when compared to the prior year due to decreased information technology costs and certain other expense reductions, some of which are not expected to recur.

Other

Other primarily consisted of Speedpay and our cash-based bill payments businesses in Argentina, both of which facilitate bill payments from consumers to businesses and other organizations. As previously described, we entered into an agreement on February 28, 2019 to sell Speedpay and closed the transaction on May 9, 2019. Speedpay revenues included in our results were $125.4 million and $352.0 million for the years ended December 31, 2019 and 2018, respectively. Speedpay direct operating expenses were $98.2 million and $251.2 million for the years ended December 31, 2019 and 2018, respectively.

On May 6, 2019, we completed the sale of Paymap for contingent consideration and immaterial cash proceeds received at closing. Paymap revenues included in our results were $5.3 million and $16.2 million for the years ended December 31, 2019 and 2018, respectively. Paymap direct operating expenses were $2.2 million and $6.7 million for the years ended December 31, 2019 and 2018, respectively.

The following table sets forth Other results for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(dollars in millions)	2019	2018	% Change
Revenues	$495.5	$749.5	(34)%
Operating income	$27.3	$50.5	(46)%
Operating income margin	6%	7%

Revenues

Other revenue decreased 34% for the year ended December 31, 2019 compared to the prior year, primarily due to the impact of the sale of Speedpay. In addition, the decrease in revenues was also due to a decrease in our Argentine bill payments business due to the strengthening of the United States dollar against the Argentine peso. The decrease for the year ended December 31, 2019 was partially offset by an increase in local currency revenue per transaction, primarily due to inflation.

Operating Income

Other operating income decreased for the year ended December 31, 2019 due to a decrease in Speedpay and Paymap revenues, net of a reduction in direct expenses and allocated expenses, as previously discussed.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings and timing of income tax payments, among other items. The annual payments of our 2017 United States federal tax liability, including amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries, as specified in the Tax Act, are due in the second quarter of each year through 2025.

Our future cash flows could be impacted by a variety of factors, some of which are out of our control, including changes in economic conditions, especially those impacting migrant populations, changes in income tax laws, or the status of income tax audits, including the resolution of outstanding tax matters, and the settlement or resolution of legal contingencies.

Substantially all of our cash flows from operating activities have been generated from subsidiaries. Most of these cash flows are generated from our regulated subsidiaries. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (i) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations, (ii) other legal or regulatory restrictions, including statutory or formalized minimum net worth requirements, and (iii) restrictions on transferring assets outside of the countries where these assets are located. See also Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, in this Annual Report on Form 10-K.

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility (“Revolving Credit Facility”), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of December 31, 2019, we had no outstanding borrowings on our Revolving Credit Facility and $245.0 million of outstanding borrowings on the commercial paper program.

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing, and manner by which cash is made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. We regularly evaluate, taking tax consequences and other factors into consideration, our United States cash requirements and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

Cash and Investment Securities

As of December 31, 2019 and 2018, we had cash and cash equivalents of $1,450.5 million and $973.4 million, respectively. As described in Part II, Item 8, Financial Statements, Note 5, Divestitures, Business Combinations, and Goodwill, we completed the sale of Speedpay during the second quarter of 2019 and received approximately $750 million in cash, a portion of which we used to fund our note maturities, as discussed below, and for ongoing share repurchases. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets, were $1.7 billion and $1.2 billion as of December 31, 2019 and 2018, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2019, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2019 and 2018, cash provided by operating activities was $914.6 million and $821.3 million, respectively. Cash provided by operating activities during the year ended December 31, 2019 increased compared to 2018 due to the timing of significant payments made during 2018, including payments of approximately $120 million related to an agreement with the United States Internal Revenue Service resolving substantially all of the issues related to our restructuring of our international operations in 2003, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Income Taxes, and approximately $60 million related to the NYDFS Consent Order. This increase was partially offset by taxes resulting from the net gain on the sale of our Speedpay and Paymap businesses and payments made during the year ended December 31, 2019 related to the restructuring plan of approximately $38 million.

Financing Resources

As of December 31, 2019, we had the following outstanding borrowings (in millions):

Commercial paper	$245.0
Notes:
3.600% notes due 2022 (a)	500.0
4.250% notes due 2023 (a)	300.0
2.850% notes due 2025 (effective rate of 3.1%) (b)	500.0
6.200% notes due 2036 (a)	500.0
6.200% notes due 2040 (a)	250.0
Term loan facility borrowing (effective rate of 3.1%)	950.0
Total borrowings at par value	3,245.0
Debt issuance costs and unamortized discount, net	(15.7)
Total borrowings at carrying value (c)	$3,229.3
(a)	The difference between the stated interest rate and the effective interest rate is not significant.
(b)	On November 25, 2019, the Company issued $500.0 million of aggregate principal amount of 2.850% unsecured notes due in 2025, as further described below.
(c)	As of December 31, 2019, our weighted-average effective rate on total borrowings was approximately 4.0%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2019 and 2018, we had $245.0 million and $125.0 million in commercial paper borrowings outstanding, respectively. Our commercial paper borrowings as of December 31, 2019 had a weighted-average annual interest rate of approximately 2.1% and a weighted-average term of approximately 3 days. During the years ended December 31, 2019 and 2018, the average commercial paper balance outstanding was $193.6 million and $115.1 million, respectively, and the maximum balance outstanding was $630.0 million and $570.0 million, respectively. Proceeds from our commercial paper borrowings were used for the repayment of notes, general corporate purposes, and working capital needs.

Revolving Credit Facility

On December 18, 2018, we entered into a credit agreement with an original expiration date of January 2024 providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility. On December 18, 2019, we extended the final maturity date of the Revolving Credit Facility to January 8, 2025.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of December 31, 2019 and 2018, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Term Loan Facility

On December 18, 2018, we extended the Term Loan Facility providing for an unsecured delayed draw term loan facility in an aggregate amount of $950.0 million. In October 2016, we borrowed $575.0 million under our prior term loan facility. In December 2018, we borrowed the remaining amount available under the Term Loan Facility.

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

Notes

On November 25, 2019, we issued $500.0 million of aggregate principal amount of unsecured notes due January 10, 2025 (“2025 Notes”). We used the net proceeds from the sale of the 2025 Notes to redeem our 2020 Notes, as defined below, and for general corporate purposes. Interest with respect to the 2025 Notes is payable semi-annually in arrears on January 10 and July 10 of each year, beginning on July 10, 2020, based on the per annum rate of 2.850%. The interest rate payable on the 2025 Notes will be increased if the debt rating assigned to these notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2025 Notes exceed 4.850% per annum. The interest rate payable on the 2025 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.850% per annum. We may redeem the 2025 Notes, in whole or in part, at any time prior to December 10, 2024 at the greater of par or a price based on the applicable treasury rate plus 20 basis points. We may redeem the 2025 Notes at any time after December 10, 2024 at a price equal to par, plus accrued interest.

On June 11, 2018, we issued $300.0 million of aggregate principal amount of unsecured notes due June 9, 2023 (“2023 Notes”). Interest with respect to the 2023 Notes is payable semi-annually in arrears on June 9 and December 9 of each year, beginning on December 9, 2018, based on the per annum rate of 4.250%. The interest rate payable on the 2023 Notes will be increased if the debt rating assigned to these notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2023 Notes exceed 6.250% per annum. The interest rate payable on the 2023 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 4.250% per annum. We may redeem the 2023 Notes, in whole or in part, at any time prior to May 9, 2023 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. We may redeem the 2023 Notes at any time after May 9, 2023 at a price equal to par, plus accrued interest.

On August 22, 2017, we issued $250.0 million of aggregate principal amount of unsecured floating rate notes due May 22, 2019 (“Floating Rate Notes”). The Floating Rate Notes were repaid in May 2019 using proceeds from the Speedpay divestiture, commercial paper, and cash, including cash generated from operations.

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

On November 22, 2013, we issued $250.0 million of aggregate principal amount of unsecured notes due May 22, 2019 (“2019 Notes”). The 2019 Notes were repaid in May 2019 using proceeds from the Speedpay divestiture, commercial paper, and cash, including cash generated from operations.

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

On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 for unsecured notes due April 1, 2020 (“2020 Notes”). Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, was accreted into Interest expense over the life of the notes. On November 18, 2019, we announced a cash tender offer on our outstanding 2020 Notes. On November 25, 2019, we purchased the principal amount of $56.1 million, plus accrued interest, pursuant to the tender offer. On December 27, 2019, we redeemed the remaining principal amount of $268.8 million, plus accrued interest. The total premium paid to redeem the 2020 Notes was $3.1 million.

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

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity, and the overall business.

Our Revolving Credit Facility and our Term Loan Facility contain interest rate margins which are determined based on certain of our credit ratings, and our Revolving Credit Facility also contains a facility fee that is based on our credit ratings. In addition, the interest rates payable on our 2022 Notes, 2023 Notes, and 2025 Notes can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade, as further described below. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility and Term Loan Facility require us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense, (iv) amortization expense, (v) any other non-cash deductions, losses or charges made in determining net income/(loss) for such period, and (vi) extraordinary, non-recurring, or unusual losses or charges (including costs and expenses of litigation included in operating income), minus extraordinary, non-recurring or unusual gains provided that the amount added back to net income (or net loss) for such extraordinary, non-recurring or unusual losses, expenses or charges may not exceed 10% of adjusted EBITDA, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 9:1 for the year ended December 31, 2019.

For the year ended December 31, 2019, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Certain of our notes (including the 2022 Notes, 2023 Notes, 2025 Notes, and 2040 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving us and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, and our Revolving Credit Facility available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $127.7 million and $339.0 million in 2019 and 2018, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure, purchased and developed software, and, primarily in 2018, leasehold improvements related to our corporate headquarters.

Share Repurchases and Dividends

During the years ended December 31, 2019 and 2018, 26.9 million and 20.2 million shares, respectively, were repurchased for $540.0 million and $399.2 million, respectively, excluding commissions, at an average cost of $20.07  and $19.81 per share, respectively. As of December 31, 2019, $1.0 billion remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2021.

Our Board of Directors declared quarterly cash dividends of $0.20 per common share in all four quarters of 2019, representing $340.8 million in total dividends. Our Board of Directors declared quarterly cash dividends of $0.19 per common share in all four quarters of 2018, representing $341.7 million in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 11, 2020, the Board of Directors declared a quarterly cash dividend of $0.225 per common share payable on March 31, 2020.

Debt Service Requirements

Our 2020 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program.

2017 United States Federal Tax Liability

As previously discussed, the Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $668 million remained as of December 31, 2019. We have elected to pay this liability in periodic installments through 2025. During both the years ended December 31, 2019 and 2018, we made installment payments of $64.0 million. Under the terms of the law, we are required to pay the remaining installment payments as summarized in Contractual Obligations located in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Restructuring Activities

As previously discussed, on August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our Chief Executive Officer, reducing our headcount, and consolidating various facilities. As of December 31, 2019, the accrual balance related to our restructuring plan was approximately $73 million. We plan to pay these restructuring accruals, and any additional restructuring accruals, using our existing cash balances and cash generated from operations.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Pension Plan

We have a frozen defined benefit pension plan (“Plan”), for which we had a recorded unfunded pension obligation of $11.4 million and $16.0 million as of December 31, 2019 and 2018, respectively. We were not required to and did not make a contribution to the Plan during the years ended December 31, 2019 and 2018, and we are not required to make any contributions to the Plan in 2020.

Our most recent measurement date for our pension plan was December 31, 2019. The calculation of the funded status and net periodic benefit cost is dependent upon three primary assumptions: (i) expected long-term return on plan assets, (ii) discount rate, and (iii) life expectancy trends.

The expected long-term return on plan assets is 6.25% for 2020. As of our December 31, 2019 measurement date, pension plan target allocations were approximately 60% in fixed income, 20% in equity investments, and 20% in alternative investment strategies (e.g., hedge funds, royalty rights, and private equity funds). Hedge fund strategy types include equity long/short, commodities/currencies, relative value, event driven, and multi-strategy. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is based on the rate at which pension benefits could be effectively settled and is determined by matching the timing and balance of anticipated payouts under the Plan to the rates from an AA spot rate yield curve, which is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 2.66% and 3.79% for the years ended December 31, 2019 and 2018, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

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

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Items related to amounts included on our balance sheet:
Borrowings, including interest (a)	$4,352.6	$358.4	$818.0	$1,306.9	$1,869.3
2017 United States federal income taxes (including Tax Act taxes on certain previously undistributed foreign earnings) (b)	668.0	64.0	128.0	278.0	198.0
Unrecognized tax benefits (c)	319.5	—	—	—	—
Operating leases	302.5	53.2	83.7	63.1	102.5
Foreign currency derivative contracts (d)	159.5	131.4	27.6	0.5	—
Other	20.5	16.2	4.3	—	—
Other contractual obligations:
Purchase obligations (e)	166.3	102.0	57.2	6.8	0.3
Total	$5,988.9	$725.2	$1,118.8	$1,655.3	$2,170.1
(a)	We have estimated our interest payments based on the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes. However, we may refinance all or a portion of our borrowings in future periods. Estimated interest payments on floating-rate debt are calculated by utilizing the effective rate and forward rates as of December 31, 2019 for our current and future interest payments, respectively.
(b)	Represents the remaining 2017 United States federal tax liability resulting from the Tax Act, which imposed United States tax on certain of our previously undistributed foreign earnings. Under the terms of the law, we have elected to pay this liability in periodic installments through 2025.
(c)	Unrecognized tax benefits include associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities is affected by factors which are variable and outside our control.
(d)	Represents the liability position of our foreign currency derivative contracts as of December 31, 2019, which will fluctuate based on market conditions.
(e)	Many of our contracts contain clauses that allow us to terminate the contract with notice and with a termination penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults on our contractual obligations or incurred significant penalties for termination of our contractual obligations.

Other Commercial Commitments

We had approximately $335 million in outstanding letters of credit and bank guarantees as of December 31, 2019 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition is based on our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. Actual results may or may not differ from these estimates. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies.

Our critical accounting policies and estimates, described below, are very important to the portrayal of our financial condition and our results of operations and applying them requires our management to make difficult, subjective, and complex judgments. We believe that the understanding of these key accounting policies and estimates is essential in achieving more insight into our operating results and financial condition.

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

We have established contingency reserves for a variety of material, known tax exposures. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the consolidated financial statements and the final resolution of a tax issue during the period.

Our tax contingency reserves for our uncertain tax positions as of December 31, 2019 were $309.0 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations, and cash flows.

Derivative Financial Instruments

We use derivatives to (i) minimize our exposures related to changes in foreign currency exchange rates and, from time to time, interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers. We recognize all derivatives in Other assets and Other liabilities in our Consolidated Balance Sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

●	Cash flow hedges - Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed-rate debt. Derivative fair value changes that are captured in Accumulated other comprehensive loss (“AOCL”) are reclassified to earnings in the same period the hedged item affects earnings when the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. As discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, we early adopted an accounting pronouncement related to hedging activities as of January 1, 2018. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, we exclude time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into Revenues within our Consolidated Statements of Income/(Loss).
●	Fair value hedges - Fair value hedges consist of hedges of fixed-rate debt, through interest rate swaps. The changes in fair value of these hedges, along with offsetting changes in fair value of the related debt instrument attributable to changes in the benchmark interest rate, are recorded in Interest expense.

The accounting guidance related to derivative accounting is complex and contains strict documentation requirements. The details of each designated hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, and how effectiveness is being assessed. The derivative must be highly effective in offsetting the changes in cash flows or fair value of the hedged item, and effectiveness is evaluated quarterly on a retrospective and prospective basis. If the hedge is no longer deemed effective, we discontinue applying hedge accounting to that relationship on a prospective basis.

We have foreign currency derivative instruments that qualify for hedge accounting and are designated as cash flow hedges. If these hedges no longer qualify under hedge accounting, the change in the fair value of these derivatives would be reflected into earnings, which could have a significant impact on our reported results. As of December 31, 2019, the cumulative pre-tax unrealized gains currently classified within AOCL was $4.7 million and would be reflected in earnings if these hedges were disqualified from hedge accounting.

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

The capitalization of initial payments for new and renewed agent contracts is subject to strict accounting policy criteria and requires management judgment as to the amount to capitalize and the related period of benefit. Our accounting policy is to limit the amount of capitalized costs for a given agent contract to the lesser of the estimated future cash flows from the contract or the termination fees we would receive in the event of early termination of the contract. Additionally, the estimated undiscounted cash flows associated with each asset requires us to make estimates and assumptions, including, among other things, revenue growth rates and operating margins based on our budgets and business plans.

Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset and could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2019 was $494.9 million. During the years ended December 31, 2019 and 2018, we recorded immaterial impairments related to other intangible assets.

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

If we determine in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we estimate the fair value of the reporting unit using discounted cash flows and compare the estimated fair value to its carrying value. If the carrying value exceeds the fair value of the reporting unit, then an impairment is recognized for the difference. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, for further discussion regarding our accounting policies for goodwill and any related impairments.

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

The carrying value of goodwill as of December 31, 2019 was $2,566.6 million which represented approximately 30% of our consolidated assets. As of December 31, 2019, goodwill of $1,980.7 million and $532.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively, while the remaining $53.9 million resides in Other. For the years ended December 31, 2019 and 2018, we did not record any goodwill impairments. For the reporting units that comprise Consumer-to-Consumer and Other, the fair value of the businesses significantly exceed their carrying amounts.

The fair value of the Business Solutions reporting unit continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins. Our current expectation is for Business Solutions to average low to mid-single digit annual revenue growth over the 10-year forecast period, with EBITDA margins dependent on revenue growth. Our ability to achieve the projected revenue growth and EBITDA margins may be affected by, amongst other factors, (i) pricing and product competition from direct competitors, banks and new market entrants; (ii) our success and speed to market in developing new products; (iii) the foreign exchange impact from revenues generated in currencies other than the United

States dollar; (iv) increased regulatory compliance requirements; (v) our ability to enter relationships with partners that can accelerate our time to market; (vi) failure of long-term import growth rates returning to historic levels; (vii) our ability to continue to maintain our payment network and bank account infrastructure; (viii) foreign currency volatility impacts on customer activity; and (ix) continued opportunities for cost reduction. Based on assumptions used within the Business Solutions reporting unit valuation, we believe a decrease of 100 basis points in the ten-year compound annual growth rate of revenue (also reflecting the assumed impact such a reduction would have on EBITDA margins) would result in a reduction in the fair value of the Business Solutions reporting unit of approximately $250 million. Such a reduction would result in the fair value approximating the carrying value of the reporting unit.

Legal Contingencies

We are subject to certain claims and litigation that could result in losses, including damages, fines, and/or civil penalties, which could be significant, and in some cases, criminal charges. We regularly evaluate the status of legal matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. When a potential loss is considered probable and the reasonable estimate is a range, we accrue on the low end of the range when no amount is a better estimate than any other amount.

Significant judgment is required in determining whether a loss is probable and whether the loss can be reasonably estimated, including determining a loss value within a range. Our judgments are subjective and are based on considerations such as the status of the legal or regulatory proceedings, the merits of our defenses, and consultations with in-house and outside legal counsel. As the outcome of claims and litigation is uncertain, accruals are based on the best information available at the time the judgment is made. As additional information becomes available, which may include information we learn through the discovery process, settlement discussions, or rulings by courts, arbitrators or others, we reassess the potential liability related to pending claims and litigation and may revise our estimates.

In determining whether disclosure is appropriate, we evaluate each legal matter to assess if there is at least a reasonable possibility that a material loss or additional material losses may have been incurred beyond those amounts which we have already accrued. If such a reasonable possibility exists, we include an estimate of possible loss or range of loss in our disclosure of reasonably possible potential litigation losses or we state if such an estimate of possible loss or range of loss cannot be made.

Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, and to the varied range of potential outcomes, the actual outcomes may differ materially from our judgments.

Recent Accounting Pronouncements

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies for further discussion.

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

We have bill payment, money transfer, and other operations in Argentina, which together represented less than 5% of our total consolidated revenues for the years ended December 31, 2019 and 2018. The strengthening of the United States dollar against the Argentine peso has had adverse impacts on our historical results of operations and cash flows, as our Argentine peso-denominated revenue and operating income have been reduced when translated into United States dollars for inclusion in our financial statements. Additionally, beginning in the third quarter of 2018, we reflected the impact of all changes in the value of the Argentine peso on our monetary assets and liabilities in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for our money transfer operations, whereas these effects were reflected in other comprehensive income for our bill payment operations. During the third quarter of 2019, the Argentine government imposed restrictions that limit the transfer of cash outside of the country. While we manage our working capital balances to have minimal net monetary assets denominated in the Argentine peso, further policy restrictions could cause our cash and cash equivalents held in the Argentine peso to increase in future periods, including as a result of cash flows generated by our operations. Therefore, the continued devaluation of the Argentine peso could adversely affect our results of operations, and limits on repatriating excess cash balances could adversely affect future distributions of excess cash from Argentina or increase the costs of these repatriations.

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

As of December 31, 2019, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $45 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2019 of approximately $2.7 billion. Approximately $1.4 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable-rate securities and are included in our Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities which are fixed-rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services that is awaiting redemption and is classified within Settlement assets in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within Settlement assets in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our Total stockholders’ deficit on our Consolidated Balance Sheets.

As of December 31, 2019, we had a total of approximately $1.2 billion of borrowings that are subject to floating interest rates. Interest on $950.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings of $245.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of December 31, 2019, our weighted-average effective rate on total borrowings was approximately 4.0%. For further detail on our floating-rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to annual pre-tax income of approximately $12 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on December 31, 2019. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2019 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to annual pre-tax income of approximately $14 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to credit risk directly from consumer transactions, particularly through our electronic channels, where transactions are originated through means other than cash and are therefore subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business.

We are exposed to credit risk in our Business Solutions business relating to: (i) derivatives written by us, primarily to our customers, and (ii) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have extended trade credit, collection ordinarily occurs within a few days. To mitigate the risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2019, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control Over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows and stockholders' equity/(deficit) for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows and stockholders’ equity/(deficit) for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income taxes - Uncertain tax positions

Description of the matter

As described in Note 11 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to taxation in various jurisdictions. The Company recognizes tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2019, the Company has accrued liabilities of $309.0 million for uncertain tax positions.

Auditing management’s estimate of the amount of tax benefits that qualify for recognition required significant judgment given the complexity and varying interpretations of international tax laws, regulations and legal rulings.

How we Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. For example, this included controls over the Company’s assessment of the technical merits of tax positions, including controls relating to management’s process to measure the benefit of those tax positions.

In testing the recognition and measurement of uncertain tax positions, we made inquiries of management and involved our income tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration our knowledge of and experience with the application of international and local income tax laws by the relevant income tax authorities. We analyzed the Company’s assumptions and data used to determine the amount of tax benefits to recognize and tested the accuracy of the calculations. We have also evaluated the adequacy of the Company’s financial statement disclosures related to tax matters.

Goodwill impairment of the Business Solutions reporting unit

Description of the matter

As described in Note 5 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually at the reporting unit level. As of October 1, 2019, the Company performed a quantitative assessment of the $532.0 million in goodwill of the Business Solutions reporting unit.

Auditing management’s goodwill impairment assessment for the Business Solutions reporting unit was complex due to the subjective nature of the assumptions used in the model to determine the fair value of the Business Solutions reporting unit and because this reporting unit’s fair value does not significantly exceed its carrying value. In particular, the estimated fair value of the Business Solutions reporting unit was sensitive to significant assumptions such as projected revenue growth rates, EBITDA margins, and the effects of market and economic conditions and how such conditions may impact subsequent periods’ operations.

How we Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we evaluated the design and tested controls over the Company’s budgetary process and management’s review of the significant assumptions described above.

To test the estimated fair value of the Business Solutions reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Denver, Colorado
February 20, 2020

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$5,292.1	$5,589.9	$5,524.3
Expenses:
Cost of services	3,086.5	3,300.8	3,353.0
Selling, general, and administrative	1,271.6	1,167.0	1,231.5
Goodwill impairment charge	—	—	464.0
Total expenses (a)	4,358.1	4,467.8	5,048.5
Operating income	934.0	1,122.1	475.8
Other income/(expense):
Gain on divestitures of businesses (Note 5)	524.6	—	—
Interest income	6.3	4.8	4.9
Interest expense	(152.0)	(149.6)	(142.1)
Other income, net	8.5	14.1	8.9
Total other income/(expense), net	387.4	(130.7)	(128.3)
Income before income taxes	1,321.4	991.4	347.5
Provision for income taxes (Note 11)	263.1	139.5	904.6
Net income/(loss)	$1,058.3	$851.9	$(557.1)
Earnings/(loss) per share:
Basic	$2.47	$1.89	$(1.19)
Diluted	$2.46	$1.87	$(1.19)
Weighted-average shares outstanding:
Basic	427.6	451.8	467.9
Diluted	430.9	454.4	467.9
(a)	As further described in Note 7, total expenses include amounts incurred with related parties of $57.1 million, $57.6 million, and $65.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income/(loss)	$1,058.3	$851.9	$(557.1)
Other comprehensive income/(loss), net of reclassifications and tax (Note 14):
Unrealized gains/(losses) on investment securities	25.8	(4.3)	6.5
Unrealized gains/(losses) on hedging activities	(11.0)	50.3	(74.4)
Foreign currency translation adjustments	—	(19.5)	(6.2)
Defined benefit pension plan adjustments	7.2	1.8	9.0
Total other comprehensive income/(loss)	22.0	28.3	(65.1)
Comprehensive income/(loss)	$1,080.3	$880.2	$(622.2)

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$1,450.5	$973.4
Settlement assets	3,296.7	3,813.8
Property and equipment, net of accumulated depreciation of $616.5 and $702.4, respectively	186.9	270.4
Goodwill	2,566.6	2,725.0
Other intangible assets, net of accumulated amortization of $961.5 and $1,047.6, respectively	494.9	598.2
Other assets (Note 10)	762.9	616.0
Total assets	$8,758.5	$8,996.8
Liabilities and stockholders' deficit
Liabilities:
Accounts payable and accrued liabilities	$601.9	$564.9
Settlement obligations	3,296.7	3,813.8
Income taxes payable	1,019.7	1,054.0
Deferred tax liability, net	152.1	161.1
Borrowings	3,229.3	3,433.7
Other liabilities (Note 10)	498.3	279.1
Total liabilities	8,798.0	9,306.6

Commitments and contingencies (Note 6)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 418.0 shares and 441.2 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	4.2	4.4
Capital surplus	841.2	755.6
Accumulated deficit	(675.9)	(838.8)
Accumulated other comprehensive loss	(209.0)	(231.0)
Total stockholders' deficit	(39.5)	(309.8)
Total liabilities and stockholders' deficit	$8,758.5	$8,996.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income/(loss)	$1,058.3	$851.9	$(557.1)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	79.6	76.9	77.1
Amortization	178.1	187.8	185.8
Goodwill impairment charge (Note 5)	—	—	464.0
Gain on divestitures of businesses, excluding transaction costs (Note 5)	(532.1)	—	—
Deferred income tax provision/(benefit) (Note 11)	(24.5)	(15.1)	69.5
Other non-cash items, net	118.4	66.2	124.2
Increase/(decrease) in cash, excluding the effects of acquisitions and divestitures, resulting from changes in:
Other assets	7.5	(31.0)	(62.5)
Accounts payable and accrued liabilities (Note 6)	94.3	(126.5)	(417.6)
Income taxes payable (Note 11)	(36.8)	(193.1)	850.4
Other liabilities	(28.2)	4.2	8.2
Net cash provided by operating activities	914.6	821.3	742.0
Cash flows from investing activities
Payments for capitalized contract costs	(46.6)	(150.3)	(74.8)
Payments for internal use software	(33.0)	(52.0)	(33.2)
Purchases of property and equipment	(48.1)	(136.7)	(69.1)
Proceeds from divestitures of businesses, net of cash divested (Note 5)	711.7	—	—
Acquisition of business, net	—	—	(24.9)
Purchases of non-settlement related investments and other	(6.8)	(24.2)	(192.1)
Proceeds from maturity of non-settlement related investments and other	23.4	13.7	203.8
Purchases of held-to-maturity non-settlement related investments	(1.3)	(2.8)	(42.7)
Proceeds from held-to-maturity non-settlement related investments	33.0	23.5	28.4
Net cash provided by/(used in) investing activities	632.3	(328.8)	(204.6)
Cash flows from financing activities
Cash dividends paid	(340.8)	(341.7)	(325.6)
Common stock repurchased (Note 14)	(552.6)	(412.4)	(502.8)
Net proceeds from commercial paper	120.0	125.0	—
Net proceeds from issuance of borrowings	495.9	685.4	746.2
Principal payments on borrowings	(824.9)	(414.4)	(500.0)
Proceeds from exercise of options	36.7	10.1	13.0
Other financing activities	(4.1)	(9.2)	(1.3)
Net cash used in financing activities	(1,069.8)	(357.2)	(570.5)
Net change in cash, cash equivalents, and restricted cash	477.1	135.3	(33.1)
Cash, cash equivalents, and restricted cash at beginning of year	979.7	844.4	877.5
Cash, cash equivalents, and restricted cash at end of year	$1,456.8	$979.7	$844.4
Supplemental cash flow information:
Interest paid	$151.3	$142.5	$128.0
Income taxes paid/(refunded)	$318.9	$339.4	$(11.6)
Cash paid for lease liabilities	$53.8	$—	$—
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 13)	$269.1	$—	$—
Restricted cash at end of year (included in Other assets)	$6.3	$6.3	$6.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(in millions)

				Retained	Accumulated
				Earnings/	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit)	Loss	Equity/(Deficit)
Balance, December 31, 2016	481.5	$4.8	$640.9	$419.3	$(162.8)	$902.2
Net loss	—	—	—	(557.1)	—	(557.1)
Stock-based compensation	—	—	43.9	—	—	43.9
Common stock dividends declared ($0.70 per share)	—	—	—	(325.6)	—	(325.6)
Repurchase and retirement of common shares	(25.7)	(0.2)	—	(502.5)	—	(502.7)
Shares issued under stock-based compensation plans	3.2	—	13.0	—	—	13.0
Other comprehensive loss (Note 14)	—	—	—	—	(65.1)	(65.1)
Balance, December 31, 2017	459.0	4.6	697.8	(965.9)	(227.9)	(491.4)
Adoption of new accounting pronouncements	—	—	—	30.7	(31.4)	(0.7)
Net income	—	—	—	851.9	—	851.9
Stock-based compensation	—	—	47.7	—	—	47.7
Common stock dividends declared ($0.76 per share)	—	—	—	(341.7)	—	(341.7)
Repurchase and retirement of common shares	(20.9)	(0.2)	—	(413.8)	—	(414.0)
Shares issued under stock-based compensation plans	3.1	—	10.1	—	—	10.1
Other comprehensive income (Note 14)	—	—	—	—	28.3	28.3
Balance, December 31, 2018	441.2	4.4	755.6	(838.8)	(231.0)	(309.8)
Net income	—	—	—	1,058.3	—	1,058.3
Stock-based compensation	—	—	48.9	—	—	48.9
Common stock dividends and dividend equivalents declared ($0.80 per share)	—	—	—	(342.6)	—	(342.6)
Repurchase and retirement of common shares	(27.6)	(0.2)	—	(552.8)	—	(553.0)
Shares issued under stock-based compensation plans	4.4	—	36.7	—	—	36.7
Other comprehensive income (Note 14)	—	—	—	—	22.0	22.0
Balance, December 31, 2019	418.0	$4.2	$841.2	$(675.9)	$(209.0)	$(39.5)

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

The Western Union business consists of the following segments:

●	Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers between two consumers, primarily through a network of third-party agents. The Company’s multi-currency money transfer service is provided through one interconnected global network where a money transfer can be sent from one location to another, around the world. This service is available for international cross-border transfers and, in certain countries, intra-country transfers. This segment also includes money transfer transactions that can be initiated through websites and mobile devices.
●	Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based bill payments services, as discussed in Note 5. The Company’s money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. See Note 18 for further information regarding the Company’s segments.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2019, the amount of these net asset limitations totaled approximately $610 million.

Various aspects of the Company’s services and businesses are subject to United States federal, state, and local regulation, as well as regulation by foreign jurisdictions, including certain banking and other financial services regulations.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Principles of Consolidation

The Company consolidates financial results when it has a controlling financial interest in a subsidiary via voting rights or when it has both the power to direct the activities of an entity that most significantly impact the entity’s economic performance and the ability to absorb losses or the right to receive benefits of the entity that could potentially be significant to the entity. The Company utilizes the equity method of accounting when it is able to exercise significant influence over an entity’s operations, which generally occurs when the Company has an ownership interest between 20% and 50%.

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

For the years ended December 31, 2019, 2018, and 2017, there were 1.9 million, 2.6 million, and 2.8 million, respectively, of shares excluded from the diluted earnings/(loss) per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock, as their exercise prices were above the Company’s weighted-average share price during the periods and their effect was anti-dilutive. Due to the net loss for the year ended December 31, 2017, an additional 3.0 million shares have been excluded from diluted weighted-average shares outstanding, because the effect of including such shares would be anti-dilutive in the calculation of diluted loss per share.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Year Ended December 31,
	2019	2018	2017
Basic weighted-average shares outstanding	427.6	451.8	467.9
Common stock equivalents	3.3	2.6	—
Diluted weighted-average shares outstanding	430.9	454.4	467.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

The Company determines the fair values of its assets and liabilities that are recognized or disclosed at fair value in accordance with the hierarchy described below. The fair values of the assets and liabilities held in the Company’s defined benefit plan trust (“Trust”) are recognized or disclosed utilizing the same hierarchy. The following three levels of inputs may be used to measure fair value:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For most of these assets, the Company utilizes pricing services that use multiple prices as inputs to determine daily market values.
●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation. The Company holds assets classified as Level 3 that are recognized and disclosed at fair value on a non-recurring basis related to the Company’s business combinations, where the values of the intangible assets and goodwill acquired in a purchase are derived utilizing one of the three recognized approaches: the market approach, the income approach, or the cost approach.

In addition, the Trust has other investments that are valued at net asset value, which are not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market.

Carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Available-for-sale investment securities and derivative financial instruments are carried at fair value and further discussed in Note 9. Fixed-rate notes are carried at their original issuance values and adjusted over time to accrete that value to par, except for portions of notes hedged by interest rate swap agreements as disclosed in Note 15. The fair values of fixed-rate notes are disclosed in Note 9 and are based on market quotations.

The fair values of non-financial assets and liabilities related to the Company’s business combinations are disclosed in Note 5. The fair value of the assets in the Trust, which holds the assets for the Company’s defined benefit pension plan, is disclosed in Note 12.

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within Net income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized within Other income, net for the difference between fair value and existing book value. Results of operations of the acquired company are included in the Company’s results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. The Company expenses all costs as incurred related to or involved with an acquisition in Selling, general, and administrative expenses.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is probable that the related receivable balance will not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer chargebacks and insufficient funds, and other matters the Company identifies in its routine collection monitoring. The allowance for doubtful accounts was $42.2 million and $47.7 million as of December 31, 2019 and 2018, respectively, and is recorded in the same balance sheet captions as the related receivable. During the years ended December 31, 2019, 2018, and 2017, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income/(Loss) was $47.1 million, $43.9 million, and $60.6 million, respectively.

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

Settlement assets consist of cash and cash equivalents, receivables from selling agents and Business Solutions customers, and investment securities. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper, and other highly liquid investments. Receivables from selling agents represent funds collected by such agents, but in transit to the Company. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. In addition, the Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness. See Note 8 for information concerning the Company’s investment securities.

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

Settlement obligations consist of money transfer, money order and payment service payables, and payables to agents. Money transfer payables represent amounts to be paid to transferees when they request their funds. Most agents typically settle with transferees first and then obtain reimbursement from the Company. Money order payables represent amounts not yet presented for payment. Payment service payables represent amounts to be paid to utility companies, auto finance companies, mortgage servicers, financial service providers, government agencies, and others. Due to the agent funding and settlement process, payables to agents represent amounts due to agents for money transfers that have been settled with transferees.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2019	2018
Settlement assets:
Cash and cash equivalents	$368.2	$1,247.8
Receivables from selling agents and Business Solutions customers	1,230.1	1,355.4
Investment securities	1,698.4	1,210.6
Total settlement assets	$3,296.7	$3,813.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,571.5	$2,793.6
Payables to agents	725.2	1,020.2
Total settlement obligations	$3,296.7	$3,813.8

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

Property and equipment consisted of the following (in millions):

	December 31,
	2019	2018
Equipment	$591.4	$656.8
Leasehold improvements	159.2	158.6
Buildings	0.4	88.6
Furniture and fixtures	49.4	51.6
Land and improvements	—	17.0
Projects in process	3.0	0.2
Total property and equipment, gross	803.4	972.8
Less accumulated depreciation	(616.5)	(702.4)
Property and equipment, net (a)	$186.9	$270.4
(a)	At December 31, 2019, Property and equipment, net, excludes assets held for sale of $49.3 million, which primarily consists of the Company’s former headquarters, which was sold in January 2020, and land. These assets are included in Other assets in the Company’s Consolidated Balance Sheets.

Amounts charged to expense for depreciation of property and equipment were $79.6 million, $76.9 million, and $77.1 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired, less liabilities assumed arising from business combinations. In the event a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit, as disclosed in Note 5.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), acquired contracts, and software. Other intangible assets are amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income/(Loss) is amortization expense of $178.1 million, $187.8 million, and $185.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The Company purchases and develops software that is used in providing services and in performing administrative functions. Internal and external software development costs incurred that are directly related to the chosen design, development, and testing phases of the software are capitalized once the Company has completed all planning and analysis activities. Any other software development related costs are expensed as incurred. Capitalization of costs ceases when the product is available for general use. Software development costs and purchased software are generally amortized over a term of three to seven years.

The following table provides the components of other intangible assets (in millions):

	December 31, 2019			December 31, 2018
	Weighted-
	Average
	Amortization		Net of		Net of
	Period		Accumulated		Accumulated
	(in years)	Initial Cost	Amortization	Initial Cost	Amortization
Acquired contracts	11.5	$584.2	$124.1	$598.1	$171.2
Capitalized contract costs	6.2	510.3	271.7	536.5	318.9
Internal use software	3.8	281.2	54.7	447.3	80.6
Acquired trademarks	25.4	30.1	13.2	32.5	15.5
Other intangibles	4.3	19.4	—	19.4	—
Projects in process	(a)	31.2	31.2	12.0	12.0
Total other intangible assets	8.1	$1,456.4	$494.9	$1,645.8	$598.2
(a)	Not applicable as the assets have not been placed in service.

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2019 is expected to be $146.6 million in 2020, $113.9 million in 2021, $75.9 million in 2022, $55.9 million in 2023, $38.6 million in 2024, and $32.8 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2019, 2018, and 2017.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

For the Company’s accounting policies with respect to revenue recognition, refer to Note 3.

Cost of Services

Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, depreciation, amortization, and other expenses incurred in connection with providing money transfer and other payment services.

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2019, 2018, and 2017 were $209.1 million, $180.9 million, and $168.3 million, respectively.

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

The Company accounts for the tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company’s businesses. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those businesses for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the year. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these businesses are included as a component of Accumulated other comprehensive loss (“AOCL”) in the accompanying Consolidated Balance Sheets. Foreign currency denominated monetary assets and liabilities of businesses for which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period, and the resulting remeasurement gains and losses are recognized in Net income/(loss). Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives

The Company uses derivatives to (i) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers. The Company recognizes all derivatives in the Other assets and Other liabilities captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows. Certain of the Company’s derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

●	Cash flow hedges – Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed-rate debt. Derivative fair value changes that are captured in AOCL are reclassified to earnings in the same period the hedged item affects earnings when the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. On January 1, 2018, the Company early adopted an accounting pronouncement related to hedging activities. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into Revenues within the Consolidated Statements of Income/(Loss). For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in Revenues for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, the changes in fair value of the excluded components were recognized immediately within the Consolidated Statements of Income/(Loss) and are included in Other income, net.
●	Fair value hedges - Fair value hedges consist of hedges of fixed-rate debt, through interest rate swaps. Changes in the fair value of derivatives that are designated as fair value hedges of fixed-rate debt are recorded in Interest expense. The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in Interest expense. At December 31, 2019, there were no fair value hedges outstanding.
●	Undesignated - Derivative contracts entered into to reduce the foreign exchange variability related to (i) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (ii) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes and changes in their fair value are included in Selling, general, and administrative. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. The duration of these derivative contracts at inception is generally less than one year. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in fair value related to these contracts are recorded in Revenues.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Contingencies

The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. The Company records an accrual for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than other amounts within the range, that amount is accrued. When no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued.

Stock-Based Compensation

The Company currently has a stock-based compensation plan that provides for grants of Western Union stock options, restricted stock awards, and restricted and unrestricted stock units to employees and non-employee directors of the Company.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award, with an estimate for forfeitures. Refer to Note 17 for additional discussion regarding details of the Company’s stock-based compensation plans.

Severance and Other Related Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time involuntary benefit arrangements and other costs are generally recognized when the liability is incurred. The Company also evaluates impairment issues associated with restructuring and other activities when the carrying amount of the related assets may not be fully recoverable, in accordance with the appropriate accounting guidance.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted a new accounting standard, as amended, that requires the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about its leasing arrangements. The Company elected the effective date method, utilized the modified retrospective approach upon adoption, and elected the package of practical expedients available under the new standard, including the expedients to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. This new standard establishes a right-of-use (“ROU”) model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease. Refer to Note 13 for additional information and the related disclosures.

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

On January 1, 2018, the Company retrospectively adopted an accounting pronouncement that requires restricted cash, which is recorded in Other assets in the Company’s Consolidated Balance Sheets, to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The adoption of this standard had an immaterial impact on the Company’s historical operating cash flows within the Consolidated Statements of Cash Flows.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2018, the Company adopted a new accounting pronouncement that provides entities the option to reclassify tax effects included within AOCL as a result of the United States tax reform legislation enacted in December 2017 (the “Tax Act”) to retained earnings. The adoption of this standard resulted in an increase to AOCL and a decrease to Accumulated deficit in the Consolidated Balance Sheets of $31.4 million, which represents the tax effects of the lower federal tax rate on unrealized gains/(losses) on investment securities, hedging activities, and adjustments related to the Company’s defined benefit pension plan, in addition to the release of deferred taxes accrued on undistributed earnings of one of the Company’s subsidiaries that are no longer owed under the Tax Act. The Company will continue to release tax effects remaining in AOCL into income as the individual units of account are sold or otherwise extinguished. Refer to Note 14 for additional information.

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Additionally, the standard requires certain credit losses relating to investment securities classified as available-for-sale to be recorded through an allowance for credit losses. The Company is required to adopt the new standard on January 1, 2020. The Company has completed its analysis of the standard and has concluded that the adoption of the standard will not have a material impact on the Company’s financial statements.

3. Revenue

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Accumulated deficit in the Consolidated Balance Sheet, and the adoption of the new accounting standard did not have a material impact on the Company’s January 1, 2018 accumulated deficit. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material impact to the Company’s revenues or net income on an ongoing basis.

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable. The Company also offers several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors. For the substantial majority of the Company’s revenues, the Company acts as the principal in transactions and reports revenue on a gross basis, as the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company recognized $5,033.2 million and $5,382.6 million in revenues from contracts with customers for the years ended December 31, 2019 and 2018, respectively. There are no material upfront costs incurred to obtain contracts with customers. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of December 31, 2019 and 2018, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payments and other services are not included in the Company’s segments and are reported as Other. See Note 18 for further information on the Company’s segments.

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

Consumer Bill Payments

The Company offers several different bill payment services that vary by considerations such as: (i) who pays the fee to the Company (consumer or biller), (ii) whether the service is offered to all potential consumers, or only to those for which the Company has a relationship with the biller, and (iii) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is the Company’s customer for revenue recognition purposes is based on these considerations for each of the Company’s bill payment services. For all transactions, the Company’s customers agree to the Company’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with the Company to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage the Company to perform one integrated service — collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and simplifying the billers’ collection efforts. The significant majority of the Company’s revenues from bill payment services are generated from contracts to

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

process transactions at any time during the duration of the contract. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 5.

Management has determined that the significant majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the years ended December 31, 2019 and 2018 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated. Revenues that would have been reported under previous accounting guidance would not have been materially different from the amounts shown below:

	Year Ended December 31, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$1,653.5	$95.4	$223.0	$55.9	$2,027.8
Europe and Russia/CIS	1,350.1	127.1	3.2	4.1	1,484.5
Middle East, Africa, and South Asia	642.0	1.8	0.4	—	644.2
Latin America and the Caribbean	395.2	3.4	129.4	15.3	543.3
East Asia and Oceania	263.5	68.4	1.5	—	333.4
Revenues from contracts with customers	$4,304.3	$296.1	$357.5	$75.3	$5,033.2
Other revenues (a)	103.5	92.7	37.3	25.4	258.9
Total revenues (b)	$4,407.8	$388.8	$394.8	$100.7	$5,292.1

	Year Ended December 31, 2018
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$1,632.3	$97.6	$463.9	$57.4	$2,251.2
Europe and Russia/CIS	1,399.5	130.0	3.1	3.9	1,536.5
Middle East, Africa, and South Asia	654.4	1.5	0.3	—	656.2
Latin America and the Caribbean	393.2	3.1	152.7	13.7	562.7
East Asia and Oceania	304.6	69.9	1.5	—	376.0
Revenues from contracts with customers	$4,384.0	$302.1	$621.5	$75.0	$5,382.6
Other revenues (a)	69.6	84.7	30.8	22.2	207.3
Total revenues (b)	$4,453.6	$386.8	$652.3	$97.2	$5,589.9
(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.
(b)	Revenues from “Consumer money transfers” are included in the Company’s Consumer-to-Consumer segment, revenues from “Foreign exchange and payment services” are included in the Company’s Business Solutions segment, and revenues from “Consumer bill payments” and “Other services” are not included in the Company’s segments and are reported as Other. See Note 18 for further information on the Company’s segments.
(c)	On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay,” and closed the transaction on May 9, 2019. Included within North America revenues are Speedpay revenues of $125.4 million and $352.0 million for the years ended December 31, 2019 and 2018, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring-Related Expenses and Business Transformation Expenses

Restructuring-Related Expenses

On August 1, 2019, the Company’s Board of Directors approved a plan to change the Company’s operating model and improve its business processes and cost structure by reorganizing the Company’s senior management, including those managers reporting to the Chief Executive Officer (“CEO”), reducing its headcount, and consolidating various facilities. The Company expects to incur approximately $150 million of total expenses through 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, costs related to facility closures, lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. The foregoing figures are the Company’s estimates and are subject to change as the plan is anticipated to be completed by the end of 2020.

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

The following table summarizes the activity for the year ended December 31, 2019 for expenses related to the restructuring accruals, which are included in Accounts payable and accrued liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2019 (in millions):

	Severance and	Facility Relocations
	Related	and Closures,
	Employee	Consulting,
	Benefits	and Other	Total
Balance, December 31, 2018	$—	$—	$—
Expenses (a)	98.0	17.5	115.5
Cash payments	(28.6)	(9.6)	(38.2)
Non-cash benefits/(charges) (a)	1.8	(5.8)	(4.0)
Balance, December 31, 2019	$71.2	$2.1	$73.3
(a)	Non-cash benefits/(charges) include non-cash write-offs and accelerated depreciation of ROU assets and leasehold improvements and a non-cash benefit for adjustments to stock compensation for awards forfeited by employees. These amounts have been removed from the liability balance in the table above as they do not impact the restructuring accruals.

The following table presents restructuring-related expenses as reflected in the Consolidated Statements of Income/(Loss) (in millions):

Year Ended December 31, 2019
Cost of services	$39.8
Selling, general, and administrative	75.7
Total expenses, pre-tax	$115.5
Total expenses, net of tax	$90.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Transformation Expenses

In the second quarter of 2016, the Company began incurring expenses related to a business transformation initiative (“WU Way”). As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete. Although the expenses related to the WU Way are specific to that initiative, the types of expenses related to the WU Way initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. The cash payments related to the WU Way for the years ended December 31, 2018 and 2017 were $32.3 million and $77.3 million, respectively. The business transformation liability was not material as of December 31, 2018.

The following table presents expenses related to business transformation initiatives as reflected in the Consolidated Statements of Income/(Loss) (in millions):

Year Ended December 31, 2017
Cost of services	$35.7
Selling, general, and administrative	58.7
Total expenses, pre-tax	$94.4
Total expenses, net of tax	$63.3

While certain of the business transformation expenses were identifiable to the Company’s segments, primarily to the Company’s Consumer-to-Consumer segment, the expenses were not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses were therefore excluded from the Company’s segment operating income results.

5. Divestitures, Business Combinations, and Goodwill

Divestitures of Businesses

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. (together, “ACI”) to sell its United States electronic bill payments business known as Speedpay, which had been included as a component of Other in the Company’s segment reporting. The Company received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million, which is included in Gain on divestitures of businesses in the accompanying Consolidated Statements of Income/(Loss), in the all-cash transaction that closed on May 9, 2019. Speedpay revenues included in the Company’s results were $125.4 million, $352.0 million, and $368.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Speedpay direct operating expenses were $98.2 million, $251.2 million, and $246.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

On May 6, 2019, the Company completed the sale of Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. The Company recorded an immaterial pre-tax gain related to this sale during 2019.

Business Solutions Goodwill Impairment Charge

During the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit, as the estimated fair value of the reporting unit declined below its carrying value. The reduction in estimated fair value primarily resulted from a decrease in projected revenue growth rates and Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margins and the impact of the Tax Act. Revenue and EBITDA projections were reevaluated during the year ended December 31, 2017 due to the declines in revenues and operating results recognized in the fourth quarter of 2017, which were significantly below management’s expectations. Additionally, as disclosed in prior Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total estimated fair value of the Business Solutions reporting unit previously included value derived from strategies to optimize United States cash flow management and global liquidity by utilizing international cash balances (including balances generated by other operating segments) to initially fund global principal payouts for Business Solutions transactions initiated in the United States (“Cash Management Strategies”) that would have been available to certain market participants. However, the Tax Act, which imposed a tax on certain previously undistributed foreign earnings and established minimum taxes on certain future payments and foreign earnings, eliminated any fair value associated with the Cash Management Strategies.

The Company estimated the fair value of its Business Solutions reporting unit using the income approach. The estimated fair value was derived primarily using unobservable Level 3 inputs, including projections of revenue growth rates and EBITDA margins, which require significant management judgment and estimation.

The Company did not record any goodwill impairments during the years ended December 31, 2019 and 2018.

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

The following table presents changes to goodwill for the years ended December 31, 2019 and 2018 (in millions):

	Consumer-to-	Business
	Consumer	Solutions	Other	Total
January 1, 2018 goodwill, net	$1,981.0	$532.0	$214.9	$2,727.9
Purchase accounting adjustments	(0.3)	—	—	(0.3)
Currency translation	—	—	(2.6)	(2.6)
December 31, 2018 goodwill, net	$1,980.7	$532.0	$212.3	$2,725.0
Divestitures (a)	—	—	(158.4)	(158.4)
December 31, 2019 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6
(a)	Related to the Speedpay and Paymap divestitures, as described above.

The following table presents accumulated impairment losses as of December 31, 2019, 2018, and 2017 (in millions):

	As of December 31,
	2019	2018	2017
Goodwill, gross	$3,030.6	$3,189.0	$3,191.9
Accumulated impairment losses	(464.0)	(464.0)	(464.0)
Goodwill, net	$2,566.6	$2,725.0	$2,727.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $335 million in outstanding letters of credit and bank guarantees as of December 31, 2019 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

Litigation and Related Contingencies

The Company is subject to certain claims and litigation that could result in losses, including damages, fines and/or civil penalties, which could be significant, and in some cases, criminal charges. The Company regularly evaluates the status of legal matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Furthermore, in determining whether disclosure is appropriate, the Company evaluates each legal matter to assess if there is at least a reasonable possibility that a loss or additional losses may have been incurred and whether an estimate of possible loss or range of loss can be made. Unless otherwise specified below, the Company believes that there is at least a reasonable possibility that a loss or additional loss may have been incurred for each of the matters described below.

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of December 31, 2019. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements

In late November 2016, the Company entered into discussions with the United States Department of Justice (the “DOJ”), the United States Attorney’s Office for the Central District of California (“USAO-CDCA”), the United States Attorney’s Office for the Eastern District of Pennsylvania (“USAO-EDPA”), the United States Attorney’s Office for the Middle District of Pennsylvania (“USAO-MDPA”), and the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) to resolve the investigations by the USAO-CDCA, USAO-EDPA, USAO-MDPA, and USAO-SDFL (collectively, the “USAOs”). On January 19, 2017, the Company announced that it, or its subsidiary Western Union Financial Services, Inc. (“WUFSI”), had entered into 1) a Deferred Prosecution Agreement (the “DPA”) with the DOJ and the USAOs; 2) a Stipulated Order for Permanent Injunction and Final Judgment (the “Consent Order”) with the United States Federal Trade Commission (“FTC”) resolving claims by the FTC alleging unfair acts and practices under the Federal Trade Commission Act and for violations of the FTC Telemarketing Sales Rule; and 3) a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury (the “FinCEN Agreement”), to resolve the respective investigations of those agencies. FinCEN provided notice to the Company dated December 16, 2016 of its investigation regarding possible violations of the United States Bank Secrecy Act (“BSA”). On January 31, 2017, the Company entered into assurances of discontinuance/assurances of voluntary compliance with the attorneys general of 49 U.S. states and the District of Columbia named therein to resolve investigations by the state attorneys general, which sought information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company had received and the Company’s procedures to help identify and prevent fraudulent transfers. On April 12, 2017, the Company settled with the one remaining state attorney general under effectively the same terms as the January 31, 2017 agreement with no additional monetary payment required. The agreements with the state attorneys general are collectively referred to herein as the “State AG Agreement.” The DPA, Consent Order, FinCEN Agreement, and State AG Agreement are collectively referred to herein as the “Joint Settlement Agreements.”

Pursuant to the DPA, the USAOs filed a two-count criminal information in the United States District Court for the Middle District of Pennsylvania, charging the Company with aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering (“AML”) program. The USAOs agreed that if the Company fully complies with all of its obligations under the DPA, the USAOs will, at the conclusion of the DPA’s term, seek dismissal with prejudice of the criminal information filed against the Company. The term of the DPA ended on January 19, 2020, and the agreement has expired. Under the DPA, to close out this matter, the DOJ has 90 days from the expiration to file for dismissal of the charges.

Under the Joint Settlement Agreements, the Company was required to 1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”); 2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs; and 3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during 2017.

The Joint Settlement Agreements also required, among other things, the Company to adopt certain new or enhanced practices with respect to its compliance program relating to consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, agent suspensions and terminations, and other items. The ongoing obligations under the Joint Settlement Agreements have had and could continue to have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has faced (as described below) additional actions from other regulators as a result of the Joint Settlement Agreements. Further, if the Company fails to comply with the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Shareholder Derivative Action

On January 16, 2020, Stanley Lieblein filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware naming the Company’s President and Chief Executive Officer, certain current and former directors, and a former executive officer as individual defendants and the Company as a nominal defendant. Mr. Lieblein had previously filed a shareholder derivative action asserting related claims in the United States District Court for the District of Colorado, which was subsequently consolidated with multiple pending related derivative actions. Following the filing of multiple amended complaints, the United States Court of Appeals for the Tenth Circuit affirmed dismissal of the consolidated derivative action on April 16, 2019 on the ground that the plaintiffs did not have standing to proceed on behalf of the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company without making a demand on the Company’s board of directors. The consolidated derivative action is described in further detail in the Company’s prior disclosures.

On August 1, 2019, Mr. Lieblein made a written demand on the Company’s board of directors to investigate and address alleged misconduct related to the Company’s anti-fraud and AML compliance programs, including certain alleged misconduct at issue in the consolidated derivative action. The Company’s board of directors formed a special committee to evaluate Mr. Lieblein’s demand together with a related shareholder demand. The special committee’s investigation is ongoing. Mr. Lieblein alleges that he filed the January 16, 2020 complaint prior to the completion of the special committee’s investigation because of concerns regarding the statute of limitations on some of the claims asserted. Mr. Lieblein has agreed to stay the action pending completion of the special committee’s investigation, or until September 30, 2020, whichever occurs earlier.

The complaint filed by Mr. Lieblein on January 16, 2020 includes allegations that the director and officer defendants  declined to implement effective anti-fraud and AML compliance systems after receiving numerous red flags indicating prolonged willful illegality, condoned executive officers’ obstruction of efforts by various regulators to impose an effective compliance system on the Company, approved executive compensation packages for management that were not aligned with development of effective anti-fraud and AML compliance programs, allowed management to fail to timely report known or likely impropriety by Company employees or agents to regulatory authorities, failed to require management to adopt a risk assessment for all very high risk areas, refused to remedy the board’s oversight of executive officers, and, in effect, refused Mr. Lieblein’s shareholder demand and related request for tolling agreements.

It also includes allegations that the officer defendants declined to ensure that the Company implemented effective anti-fraud and AML compliance programs after receiving red flags that those programs were inadequate, allowed Company agents to willfully ignore anti-fraud and AML recording and reporting requirements for a prolonged period, opposed efforts by various regulators to implement effective anti-fraud and AML complaint programs, caused the Company to fail to comply with its obligations under settlements with regulators, and knowingly exposed the Company to criminal and civil sanctions. Due to the nature of this matter and the early stage of the proceedings, the Company cannot predict the outcome or potential impact of the matter.

Other Matters

On March 12, 2014, Jason Douglas filed a purported class action complaint in the United States District Court for the Northern District of Illinois asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since 2009, the Company has sent text messages to class members’ wireless telephones without their consent. During the first quarter of 2015, the Company’s insurance carrier and the plaintiff reached an agreement to create an $8.5 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement. The agreement has been signed by the parties and, on November 10, 2015, the Court granted preliminary approval to the settlement. On January 9, 2018, plaintiff filed a motion requesting decisions on its pending motion to approve the settlement and motion for attorneys’ fees, costs, and incentive award. On August 31, 2018, the Court issued an order approving the settlement, in which the Court modified the class definition slightly and ordered the parties to provide additional notice to the class. In 2014, the Company accrued an amount equal to the retention under its insurance policy and believes that any amounts in excess of this accrual will be covered by the insurer. However, if the Company’s insurer is unable to or refuses to satisfy its obligations under the policy or the parties are unable to reach a definitive agreement or otherwise agree on a resolution, the Company’s financial condition, results of operations, and cash flows could be adversely impacted. As the parties have reached an agreement in this matter, the Company believes that the potential for additional loss in excess of amounts already accrued is remote.

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

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018, and on March 27, 2019, the Court dismissed the action in its entirety with prejudice and entered final judgment in the defendants’ favor on March 28, 2019. On April 26, 2019, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Tenth Circuit. On June 24, 2019, plaintiffs filed their opening brief on appeal and oral argument was held on January 22, 2020. Plaintiffs did not appeal the dismissal of one former executive officer and only appealed the district court’s conclusion that the remaining defendants did not make statements concerning the Company’s compliance programs with the requisite intent. Due to the stage of this matter, the Company is unable to predict the outcome, or the possible loss or range of loss, if any, which could be associated with it. The Company and the individual defendants intend to vigorously defend themselves in this matter.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. In accordance with Spanish law, on January 4, 2018, the Company, through its subsidiary Western Union International Limited, provided a corporate guaranty in an amount of approximately €23 million to cover any liability that could theoretically attach to WUPSIL. On October 3, 2019, WUPSIL reached a settlement agreement with the Spanish prosecutor that extinguishes WUPSIL’s civil liability for the fraud scams at issue by stating that the liability has already been covered by the Compensation Payment under the DPA. On October 8, 2019, WUPSIL filed a motion requesting release of the corporate guarantee. On November 4, 2019, the Court issued final judgment in this matter consistent with the settlement agreement. WUPSIL filed a new motion requesting release of the corporate guarantee on December 2, 2019, which is still pending before the Court.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2019, 2018, and 2017 totaled $57.1 million, $57.6 million, and $65.9 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investment Securities

Investment securities included in Settlement assets in the Company’s Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. Variable-rate demand note securities can be put (sold at par), typically on a daily basis with settlement periods ranging from the same day to one week, but have varying maturities through 2051. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable regulatory requirements.

Substantially all of the Company’s investment securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as a component of Accumulated other comprehensive loss, net of related deferred taxes. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2019, 2018, and 2017 were $5.4 billion, $7.7 billion, and $7.9 billion, respectively.

Gains and losses on investment securities are calculated using the specific-identification method and are recognized in earnings during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Factors that could indicate an impairment exists include, but are not limited to: (i) earnings performance, (ii) changes in credit rating, or (iii) adverse changes in the regulatory or economic environment of the asset. If potential impairment exists, the Company assesses (i) whether it has the intent to sell the investment security, (ii) will more likely than not be required to sell the investment security before its anticipated recovery, or (iii) expects that some of the contractual cash flows will not be received. The Company had no material, other-than-temporary impairments during the periods presented.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2019	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$24.6	$24.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,227.4	1,257.8	31.0	(0.6)	30.4
State and municipal variable-rate demand notes	276.1	276.1	—	—	—
United States government agency mortgage-backed securities	66.3	67.2	0.9	—	0.9
Corporate debt securities	52.3	52.4	0.1	—	0.1
Other United States government agency debt securities	34.9	34.9	—	—	—
United States Treasury securities	9.8	10.0	0.2	—	0.2
Total investment securities within Settlement assets	1,666.8	1,698.4	32.2	(0.6)	31.6
Total investment securities	$1,691.4	$1,723.0	$32.2	$(0.6)	$31.6

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2018	Cost	Value	Gains	Losses	Gains/(Losses)
Cash and cash equivalents:
Money market funds	$27.0	$27.0	$—	$—	$—
Settlement assets:
Cash and cash equivalents:
Money market funds	23.9	23.9	—	—	—
Available-for-sale securities:
State and municipal debt securities (a)	963.4	962.7	6.1	(6.8)	(0.7)
State and municipal variable-rate demand notes	168.7	168.7	—	—	—
Corporate and other debt securities	70.0	69.5	—	(0.5)	(0.5)
United States Treasury securities	9.9	9.7	—	(0.2)	(0.2)
Total investment securities within Settlement assets	1,212.0	1,210.6	6.1	(7.5)	(1.4)
Other assets:
Held-to-maturity securities:
Foreign corporate debt securities	32.9	32.9	—	—	—
Total investment securities	$1,295.8	$1,294.4	$6.1	$(7.5)	$(1.4)
(a)	The majority of these securities are fixed-rate instruments.

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2019 and 2018.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the contractual maturities of investment securities within Settlement assets as of December 31, 2019 (in millions):

Fair Value
Due within 1 year	$182.5
Due after 1 year through 5 years	572.2
Due after 5 years through 10 years	525.3
Due after 10 years	418.4
$1,698.4

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $7.6 million, $17.9 million, $11.0 million, and $239.6 million are included in the “Due within 1 year,” “Due after 1 years through 5 years,” “Due after 5 years through 10 years,” and “Due after 10 years” categories, respectively, in the table above.

9. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Refer to Note 2 for additional information on how the Company measures fair value.

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
December 31, 2019	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$24.6	$—	$24.6
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	1,257.8	1,257.8
State and municipal variable-rate demand notes	—	276.1	276.1
United States government agency mortgage-backed securities	—	67.2	67.2
Corporate debt securities	—	52.4	52.4
Other United States government agency debt securities	—	34.9	34.9
United States Treasury securities	10.0	—	10.0
Other assets:
Derivatives	—	204.5	204.5
Total assets	$34.6	$1,892.9	$1,927.5
Liabilities:
Other liabilities:
Derivatives	$—	$159.5	$159.5
Total liabilities	$—	$159.5	$159.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement Using		Total
December 31, 2018	Level 1	Level 2	Fair Value
Assets:
Cash and cash equivalents:
Measured at fair value through net income:
Money market funds	$27.0	$—	$27.0
Settlement assets:
Measured at fair value through net income:
Money market funds	23.9	—	23.9
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	962.7	962.7
State and municipal variable-rate demand notes	—	168.7	168.7
Corporate and other debt securities	—	69.5	69.5
United States Treasury securities	9.7	—	9.7
Other assets:
Derivatives	—	245.5	245.5
Total assets	$60.6	$1,446.4	$1,507.0
Liabilities:
Other liabilities:
Derivatives	$—	$176.2	$176.2
Total liabilities	$—	$176.2	$176.2

No material, non-recurring fair value adjustments or transfers between Level 1 and Level 2 measurements were recorded during the years ended December 31, 2019 and 2018.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of December 31, 2019, the carrying value and fair value of the Company’s borrowings were $3,229.3 million and $3,372.2 million, respectively (see Note 16). As of December 31, 2018, the carrying value and fair value of the Company’s borrowings were $3,433.7 million and $3,394.6 million, respectively.

As of December 31, 2018, the Company held investments in foreign corporate debt securities deemed to be held-to-maturity and classified as Level 2 within the valuation hierarchy. These investments were recorded at amortized cost in Other assets in the Company’s Consolidated Balance Sheets. As of December 31, 2018, both the carrying value and fair value of the Company’s foreign corporate debt securities were $32.9 million. These investments matured in 2019.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Other Assets and Other Liabilities

The following table summarizes the components of Other assets and Other liabilities (in millions):

	December 31,
	2019	2018
Other assets:
Derivatives	$204.5	$245.5
ROU assets (Note 13)	199.7	—
Prepaid expenses	102.4	101.3
Amounts advanced to agents	96.4	57.6
Equity method investments	33.0	31.3
Other (a)	126.9	180.3
Total other assets	$762.9	$616.0
Other liabilities:
Operating lease liabilities (Note 13)	$242.3	$—
Derivatives	159.5	176.2
Pension obligations	11.4	16.0
Other	85.1	86.9
Total other liabilities	$498.3	$279.1
(a)	Property, equipment, and land of $49.3 million, which is primarily related to the Company’s former headquarters, is included in Other as of December 31, 2019 and is classified as held for sale. In the first quarter of 2020, the Company sold its former corporate headquarters and expects to record an immaterial gain on the sale.

11. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Domestic	$434.7	$(11.4)	$(238.8)
Foreign	886.7	1,002.8	586.3
Total pre-tax income	$1,321.4	$991.4	$347.5

For the years ended December 31, 2019, 2018, and 2017, 67%, 101% and 169% of the Company’s pre-tax income was derived from foreign sources, respectively. During the year ended December 31, 2019, the Company’s domestic pre-tax income increased due to the net gain on the sales of the Speedpay and Paymap businesses, as discussed in Note 5. For the year ended December 31, 2017, domestic pre-tax loss was primarily the result of the domestic portion of the goodwill impairment charge related to the Company’s Business Solutions reporting unit, described further in Note 5, the NYDFS Consent Order accrual, as discussed in Note 6, and business transformation expenses.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Federal	$153.7	$62.9	$848.5
State and local	22.9	0.6	5.4
Foreign	86.5	76.0	50.7
Total provision for income taxes	$263.1	$139.5	$904.6

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2019, the Company’s federal and state and local tax provisions increased due to the net gain on the sales of the Speedpay and Paymap businesses. In 2017, the Tax Act was enacted into United States law, and a domestic one-time tax was imposed under the Tax Act on the Company’s previously undistributed earnings of foreign subsidiaries, with certain exceptions, partially offset by the remeasurement of deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate. No tax benefit was recorded in 2017 for the $60 million NYDFS Consent Order accrual. In addition, certain portions of the Company’s foreign source income are subject to ongoing United States federal and state income tax as earned due to the nature of the income, and dividend repatriations of the Company’s foreign source income may be subject to state income tax. Accordingly, the percentage obtained by dividing the total federal, state and local tax provision by the domestic pre-tax income, all as shown in the preceding tables, is higher than the statutory tax rates in the United States.

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefits	1.4%	0.4%	1.7%
Foreign rate differential, net of United States tax paid on foreign earnings (2.3%, 4.9%, and 1.1%, respectively)	(5.5)%	(8.2)%	(69.3)%
Divestitures	2.4%	—%	—%
Tax Act impact	—%	2.3%	251.5%
NYDFS Consent Order impact	—%	—%	6.0%
Goodwill impairment	—%	—%	46.7%
Base erosion anti-abuse tax (BEAT)	—%	3.0%	—%
Lapse of statute of limitations	(0.5)%	(2.2)%	(10.0)%
Valuation allowances	0.1%	—%	0.8%
Other	1.0%	(2.2)%	(2.1)%
Effective tax rate	19.9%	14.1%	260.3%

The increase in the Company’s effective tax rate for the year ended December 31, 2019 compared to the prior year is primarily due to an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses and certain discrete items recognized in the prior year, partially offset by adjustments to the Company's accounting for the implementation of the Tax Act, as finalized in the fourth quarter of 2018. The decrease in the Company’s effective tax rate for the year ended December 31, 2018, compared to the prior year, is due to the enactment of the Tax Act into United States law in December 2017 which significantly impacted the Company’s effective tax rate for the year ended December 31, 2017, primarily due to a tax on certain previously undistributed earnings of foreign subsidiaries, partially offset by the remeasurement of the Company’s deferred tax assets and liabilities and other tax balances to reflect the lower federal income tax rate, among other effects, as discussed above. The Company’s effective tax rate for year ended December 31, 2018 compared to 2017 was also impacted by the goodwill impairment in the Company’s Business Solutions reporting unit and the NYDFS Consent Order accrual, both recorded during 2017.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$169.4	$69.2	$774.4
State and local	18.1	—	1.0
Foreign	100.1	85.4	59.7
Total current taxes	287.6	154.6	835.1
Deferred:
Federal	(15.7)	(6.3)	74.1
State and local	4.8	0.6	4.4
Foreign	(13.6)	(9.4)	(9.0)
Total deferred taxes	(24.5)	(15.1)	69.5
	$263.1	$139.5	$904.6

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2019	2018
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$38.3	$42.6
Lease liabilities	28.1	—
Tax attribute carryovers	31.7	29.9
Pension obligations	4.0	4.8
Intangibles, property and equipment	13.6	8.5
Other	5.3	5.3
Valuation allowance	(19.1)	(15.7)
Total deferred tax assets	101.9	75.4
Deferred tax liabilities related to:
Intangibles, property and equipment	214.8	228.0
Lease right-of-use assets	18.7	—
Other	6.9	—
Total deferred tax liabilities	240.4	228.0
Net deferred tax liability (a)	$138.5	$152.6
(a)	As of December 31, 2019 and 2018, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions of $13.6 million and $8.5 million, respectively, are reflected in Other assets in the Consolidated Balance Sheets.

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

Outside tax basis differences of approximately $493 million as of December 31, 2019 primarily relate to remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pursuant to the Tax Act and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company’s basis difference, the Company could be subject to United States income taxes, state income taxes and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of complexities associated with its hypothetical calculation.

As previously discussed, the Tax Act imposed a tax on certain of the Company’s previously undistributed foreign earnings. This tax charge, combined with the Company’s other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $668 million remained as of December 31, 2019. The Company has elected to pay this liability in periodic installments through 2025. During both the years ended December 31, 2019 and 2018, the Company made installment payments of $64.0 million.

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2019, the total amount of tax contingency reserves was $309.0 million, including accrued interest and penalties, net of related items. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in Income taxes payable in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2019	2018
Balance as of January 1	$295.0	$329.0
Increase related to current period tax positions (a)	5.2	4.0
Increase related to prior period tax positions	0.8	0.4
Decrease related to prior period tax positions	(1.6)	(18.5)
Decrease due to lapse of applicable statute of limitations	(5.3)	(17.7)
Increase/(decrease) due to effects of foreign currency exchange rates	(0.2)	(2.2)
Balance as of December 31	$293.9	$295.0
(a)	Includes recurring accruals for issues which initially arose in previous periods.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $283.4 million and $284.2 million as of December 31, 2019 and 2018, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Consolidated Statements of Income/(Loss), and records the associated liability in Income taxes payable in its Consolidated Balance Sheets. The Company recognized $6.0 million, $(0.7) million, and $2.2 million in interest and

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

penalties during the years ended December 31, 2019, 2018, and 2017, respectively. The Company has accrued $27.1 million and $23.9 million for the payment of interest and penalties as of December 31, 2019 and 2018, respectively.

The unrecognized tax benefits accrual as of December 31, 2019 consists of federal, state and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $4 million during the next 12 months in connection with various matters which may be resolved.

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

The United States Internal Revenue Service (“IRS”) completed its examination of the 2003 and 2004 United States federal consolidated income tax returns of First Data Corporation, from which the Company was spun out in September 2006, and issued a Notice of Deficiency in December 2008. In December 2011, the Company reached an agreement with the IRS resolving substantially all of the issues related to the Company’s restructuring of its international operations in 2003 (“IRS Agreement”). The Company has made payments related to the IRS Agreement in years prior to 2018, with a substantial majority of these payments in the year ended December 31, 2012. During the year ended December 31, 2018, the Company made cash payments under the IRS Agreement of approximately $120 million, including accrued interest and net of related tax benefits.

12. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the “401(k)”), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $20.0 million for both the years ended December 31, 2019 and 2018, and $19.2 million for the year ended December 31, 2017.

Defined Benefit Plan

The Company has a frozen defined benefit pension plan (the “Plan”) and recognizes its funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in Other liabilities in the Consolidated Balance Sheets. Plan assets, which are managed in a third-party trust, primarily consist of a diversified blend of approximately 60% fixed income, 20% equity investments, and 20% alternative investments (e.g., hedge funds, royalty rights and private equity funds) and had a total fair value of $237.1 million and $234.8 million as of December 31, 2019 and 2018, respectively. The significant majority of plan assets are classified as either Level 1 or Level 2 within the valuation hierarchy or are valued at net asset value, which is not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market. The benefit obligation associated with the Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and  benefit payments, since the accrual of benefits was suspended when the Plan was frozen in 1988. The benefit obligation was $248.5 million and $250.8 million, and the discount rate assumption used in the measurement of this obligation was 2.66% and 3.79% for the years ended December 31, 2019 and 2018, respectively. The Company’s unfunded pension obligation was $11.4 million and $16.0 million as of December 31, 2019 and 2018, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net periodic benefit cost associated with the Plan was $4.1 million, $3.3 million, and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The expected long-term return on plan assets assumption is 6.25% for 2020. The Company made no contributions to the Plan for both the years ended December 31, 2019 and 2018. No funding to the Plan will be required for 2020. The estimated undiscounted future benefit payments are expected to be $27.7 million in 2020, $25.9 million in 2021, $24.2 million in 2022, $22.5 million in 2023, $20.9 million in 2024, and $81.4 million in 2025 through 2029.

13. Leases

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

Substantially all of the Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2019, the total ROU asset and operating lease liability were $199.7 million and $242.3 million, respectively, and were included in Other assets and Other liabilities, respectively, in the Company’s Consolidated Balance Sheets. The Company’s finance leases were not material as of December 31, 2019. Cash paid for operating lease liabilities is included in Cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. For the year ended December 31, 2019, operating lease costs were $56.7 million, which were included within Operating income in the Company’s Consolidated Statements of Income/(Loss). Short-term and variable lease costs were not material for the year ended December 31, 2019.

The Company’s leases have remaining terms from less than 1 year to 11 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Company the right to extend the lease by up to 10 years. However, a substantial majority of these options are not reflected in the calculation of the ROU asset and operating lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities as of December 31, 2019:

Weighted-average remaining lease term (in years)	7.6
Weighted-average discount rate	6.5%

The following table represents maturities of operating lease liabilities as of December 31, 2019 (in millions):

Due within 1 year	$53.2
Due after 1 year through 2 years	45.2
Due after 2 years through 3 years	38.5
Due after 3 years through 4 years	32.6
Due after 4 years through 5 years	30.5
Due after 5 years	102.5
Total lease payments	302.5
Less imputed interest	(60.2)
Total operating lease liabilities	$242.3

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2018 and 2017, total rent expense, net of sublease income, was $59.5 million and $51.1 million, respectively, as recorded under accounting standards in effect in these periods.

As of December 31, 2018, the minimum aggregate rental commitments under all non-cancelable operating leases, as determined under accounting standards in effect in this period, were as follows (in millions):

Year Ending December 31,
2019	$51.6
2020	44.1
2021	35.4
2022	31.4
2023	25.2
Thereafter	112.6
Total future minimum lease payments	$300.3

14. Stockholders’ Equity/(Deficit)

Accumulated Other Comprehensive Loss

AOCL includes all changes in equity during a period that have not yet been recognized in income, except those resulting from transactions with shareholders. The components include unrealized gains and losses on investment securities, unrealized gains and losses from cash flow hedging activities, foreign currency translation adjustments, and defined benefit pension plan adjustments.

Unrealized gains and losses on investment securities that are available for sale, primarily state and municipal debt securities, are included in AOCL until the investment is either sold or deemed other-than-temporarily impaired. See Note 8 for further discussion.

The effective portion of the change in fair value of derivatives that qualifies as a cash flow hedge is recorded in AOCL. Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 15 for further discussion.

While the United States dollar is the functional currency for substantially all of the Company’s businesses, the assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in these foreign currencies compared to the United States dollar. These gains and losses are accumulated in other comprehensive income/(loss). When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from AOCL and recognized as a component of the gain or loss on the sale of the subsidiary.

The defined benefit pension plan adjustment is recognized for the difference between estimated assumptions (e.g., asset returns, discount rates, mortality) and actual results. The amount in AOCL is amortized to income over the remaining life expectancy of the plan participants. Details of the pension plan’s assets and obligations are explained further in Note 12.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details reclassifications out of AOCL and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Consolidated Statements of Income/(Loss).

	Amounts Reclassified from AOCL to Net Income
	Income Statement	Year Ended December 31,
Income for the period (in millions)	Location	2019	2018	2017
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$0.6	$(0.4)	$2.4
Income tax (expense)/benefit	Provision for income taxes	(0.1)	0.1	(0.9)
Total reclassification adjustments related to investment securities, net of tax		0.5	(0.3)	1.5
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	14.2	(14.9)	4.8
Interest rate contracts	Interest expense	—	(2.1)	(3.3)
Income tax (expense)/benefit	Provision for income taxes	(0.1)	0.7	1.2
Total reclassification adjustments related to cash flow hedges, net of tax		14.1	(16.3)	2.7
Amortization of components of defined benefit plans:
Actuarial loss	Other income, net	(10.8)	(11.7)	(11.3)
Income tax benefit	Provision for income taxes	2.4	2.6	4.1
Total reclassification adjustments related to defined benefit plans, net of tax		(8.4)	(9.1)	(7.2)
Total reclassifications, net of tax		$6.2	$(25.7)	$(3.0)

The following tables summarize the components of AOCL, net of tax in the accompanying Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2018	$(1.1)	$7.4	$(101.2)	$(136.1)	$(231.0)
Unrealized gains/(losses)	33.6	2.0	—	(2.0)	33.6
Tax benefit/(expense)	(7.3)	1.1	—	0.8	(5.4)
Amounts reclassified from AOCL into earnings, net of tax	(0.5)	(14.1)	—	8.4	(6.2)
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2017	$2.7	$(40.6)	$(76.9)	$(113.1)	$(227.9)
Unrealized gains/(losses)	(5.9)	35.6	—	(9.3)	20.4
Tax benefit/(expense)	1.3	(1.6)	—	2.0	1.7
Amounts reclassified from AOCL into earnings, net of tax	0.3	16.3	—	9.1	25.7
Foreign currency translation adjustments (a)	—	—	(19.5)	—	(19.5)
Reclassification of Tax Act effects into Accumulated deficit (b)	0.5	(2.3)	(4.8)	(24.8)	(31.4)
As of December 31, 2018	$(1.1)	$7.4	$(101.2)	$(136.1)	$(231.0)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2016	$(3.8)	$33.8	$(70.7)	$(122.1)	$(162.8)
Unrealized gains/(losses)	12.6	(73.9)	—	2.3	(59.0)
Tax benefit/(expense)	(4.6)	2.2	0.6	(0.5)	(2.3)
Amounts reclassified from AOCL into earnings, net of tax	(1.5)	(2.7)	—	7.2	3.0
Foreign currency translation adjustments (a)	—	—	(6.8)	—	(6.8)
As of December 31, 2017	$2.7	$(40.6)	$(76.9)	$(113.1)	$(227.9)
(a)	Beginning in the third quarter of 2018, all changes in the value of the Argentine peso on the Company’s monetary assets and liabilities are reflected in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for the Company’s money transfer operations, whereas these effects were reflected in other comprehensive income for the Company’s bill payment operations. This designation did not have a material impact on the Company’s financial position and results of operations for the years ended December 31, 2019 and 2018.
(b)	As discussed in Note 2, in the first quarter of 2018, the Company adopted an accounting pronouncement as a result of the Tax Act and reclassified tax effects included within AOCL to Accumulated deficit in the Consolidated Balance Sheets.

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2019, 2018, and 2017 were $340.8 million, $341.7 million, and $325.6 million, respectively. Dividends per share declared quarterly by the Company’s Board of Directors during the years ended 2019, 2018, and 2017 were as follows:

Year	Q1	Q2	Q3	Q4
2019	$0.20	$0.20	$0.20	$0.20
2018	$0.19	$0.19	$0.19	$0.19
2017	$0.175	$0.175	$0.175	$0.175

On February 11, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.225 per common share payable on March 31, 2020.

Share Repurchases

During the years ended December 31, 2019, 2018, and 2017, 26.9 million, 20.2 million, and 24.9 million shares, respectively, have been repurchased for $540.0 million, $399.2 million, and $487.0 million, respectively, excluding commissions, at an average cost of $20.07, $19.81, and $19.55 per share, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. As of December 31, 2019, $1.0 billion remained available under the share repurchase authorization approved by the Company’s Board of Directors through December 31, 2021. The amounts included in the Common stock repurchased line in the Company’s Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

15. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and, to a lesser degree, the Canadian dollar, British pound, Australian dollar, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payment operations. Additionally, the Company is exposed

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to (i) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

Foreign Currency Derivatives

The Company’s policy is to use long duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2019, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.

As described in Note 2, foreign currency cash flow hedges entered into on or after January 1, 2018 exclude time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into Revenues within the Company’s Consolidated Statements of Income/(Loss). For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components are recognized immediately in Revenues.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2019 and December 31, 2018 were as follows (in millions):

December 31, 2019
Contracts designated as hedges:
Euro	$391.9
Canadian dollar	99.0
British pound	57.2
Australian dollar	36.1
Swiss franc	28.9
Other (a)	50.9
Contracts not designated as hedges:
Euro	$289.0
Canadian dollar	110.3
British pound	78.1
Indian rupee	61.0
Mexican peso	52.3
Japanese yen	37.7
Australian dollar	35.2
Brazilian real	32.5
Other (a)	145.6
(a)	Comprised of exposures to various currencies as of December 31, 2019. None of these individual currency exposures is greater than $25 million.

December 31, 2018
Contracts designated as hedges:
Euro	$364.7
Canadian dollar	97.1
British pound	76.4
Australian dollar	45.3
Japanese yen	25.2
Other (a)	50.1
Contracts not designated as hedges:
Euro	$274.4
British pound	81.5
Canadian dollar	46.0
Australian dollar	39.0
Indian rupee	37.2
Brazilian real	35.8
Japanese yen	34.3
Mexican peso	34.2
Other (a)	138.5
(a)	Comprised of exposures to various currencies as of December 31, 2018. None of these individual currency exposures is greater than $25 million.

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $343.1 million, $342.3 million, and $341.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, and were included in Revenues in the Company’s Consolidated Statements of Income/(Loss). None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations as of December 31, 2019 and December 31, 2018 was approximately $7.5 billion and $6.0 billion, respectively. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the Canadian dollar.

Interest Rate Hedging

From time to time, the Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term, LIBOR-based, variable rate payments in order to manage its overall exposure to interest rate fluctuations. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within Borrowings in the Consolidated Balance Sheets. Interest expense in the Consolidated Statements of Income/(Loss) has been adjusted to include the effects of interest accrued on the swaps.

As of December 31, 2018, the Company held interest rate swaps designated as fair value hedges, with an aggregate notional amount of $175.0 million, related to its unsecured notes that were due on April 1, 2020 (“2020 Notes”). On November 15, 2019, the Company terminated these swaps in connection with the repayment of the 2020 Notes and received cash of $0.9 million.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives designated as hedges:
Interest rate fair value hedges	Other assets	$—	$0.1	Other liabilities	$—	$—
Foreign currency cash flow hedges	Other assets	21.0	28.6	Other liabilities	4.8	2.8
Total derivatives designated as hedges		$21.0	$28.7		$4.8	$2.8
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$182.0	$214.2	Other liabilities	$151.0	$170.9
Foreign currency	Other assets	1.5	2.6	Other liabilities	3.7	2.5
Total derivatives not designated as hedges		$183.5	$216.8		$154.7	$173.4
Total derivatives		$204.5	$245.5		$159.5	$176.2
(a)	In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align with the performance in the underlying derivatives business.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2019 and December 31, 2018 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts	Presented	Not Offset
	Amounts of	Offset in the	in the	in the
	Recognized	Consolidated	Consolidated	Consolidated
December 31, 2019	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$95.3	$—	$95.3	$(74.7)	$20.6
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.2
Total	$204.5

December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$162.6	$—	$162.6	$(95.7)	$66.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	82.9
Total	$245.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts	Presented	Not Offset
	Amounts of	Offset in the	in the	in the
	Recognized	Consolidated	Consolidated	Consolidated
December 31, 2019	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$121.8	$—	$121.8	$(74.7)	$47.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	37.7
Total	$159.5

December 31, 2018
Derivatives subject to a master netting arrangement or similar agreement	$104.1	$—	$104.1	$(95.7)	$8.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	72.1
Total	$176.2

Income Statement

Cash Flow and Fair Value Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the years ended December 31, 2019, 2018, and 2017 (in millions):

	2019	2018	2017
Foreign currency derivatives (a)	$2.0	$35.6	$(73.9)

(a)	For the years ended December 31, 2019 and 2018, gains of $1.5 million and $0.1 million, respectively, represent the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied. For the year ended December 31, 2017, there were no amounts recorded in other comprehensive income for amounts excluded from the measurement of effectiveness.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the location and amount of pre-tax net gains/(losses) from fair value and cash flow hedging relationships recognized in the Consolidated Statements of Income/(Loss) for the years ended December 31, 2019, 2018, and 2017 (in millions):

	2019		2018		2017
							Other
		Interest		Interest		Interest	Income,
	Revenues	Expense	Revenues	Expense	Revenues	Expense	Net
Total amounts presented in the Consolidated Statements of Income/(Loss) in which the effects of fair value or cash flow hedges are recorded	$5,292.1	$(152.0)	$5,589.9	$(149.6)	$5,524.3	$(142.1)	$8.9
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate derivatives:
Hedged items	—	(0.1)	—	0.6	—	3.9	—
Derivatives designated as hedging instruments	—	1.0	—	(1.6)	—	(2.0)	—
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	14.2	—	(14.9)	—	4.8	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	11.5	—	4.3	—	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	2.9	—	7.5	—	—	—	9.0
Losses reclassified from AOCL into income resulting from forecasted transactions no longer probable of occurring	—	—	—	—	—	—	(1.4)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges for the years ended December 31, 2019, 2018, and 2017 (in millions):

	Gain/(Loss) Recognized in the Consolidated Statements of Income/(Loss) on Derivatives (a)
Derivatives	Location	2019	2018	2017
Foreign currency derivatives (b)	Selling, general, and administrative	$23.9	$58.6	$(20.5)
Foreign currency derivatives (c)	Revenues	0.3	3.0	—
Foreign currency derivatives (c)	Other income, net	—	(1.8)	(0.5)
Total gain/(loss)		$24.2	$59.8	$(21.0)
(a)	The Company uses foreign currency forward and option contracts as part of its Business Solutions payments operations. These derivative contracts are excluded from this table as they are managed as part of a broader currency portfolio that includes non-derivative currency exposures. The gains and losses on these derivatives are included as part of the broader disclosure of portfolio revenue for this business discussed above.
(b)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations, as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above, and included in Selling, general, and administrative in the Consolidated Statements of Income/(Loss), were $(33.1) million, $(52.3) million, and $17.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
(c)	All derivative contracts executed in the Company’s revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to Revenues for the year ended December 31, 2018 and Other income, net for the year ended December 31, 2017. The amount recorded to Other income, net for the year ended December 31, 2018 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Based on December 31, 2019 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $5.7 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2019	December 31, 2018
Commercial paper	$245.0	$125.0
Notes:
3.350% notes due 2019 (a)	—	250.0
Floating rate notes due 2019 (a)	—	250.0
5.253% notes due 2020 (b)	—	324.9
3.600% notes due 2022 (c)	500.0	500.0
4.250% notes due 2023 (c)	300.0	300.0
2.850% notes due 2025 (effective rate of 3.1%) (d)	500.0	—
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Term loan facility borrowing (effective rate of 3.1%)	950.0	950.0
Total borrowings at par value	3,245.0	3,449.9
Fair value hedge accounting adjustments, net (e)	—	(0.1)
Debt issuance costs and unamortized discount, net	(15.7)	(16.1)
Total borrowings at carrying value (f)	$3,229.3	$3,433.7
(a)	Proceeds from the Speedpay divestiture, commercial paper, and cash, including cash generated from operations, were used to repay the May 2019 maturities of the $250.0 million of aggregate principal amount unsecured notes and $250.0 million of aggregate principal amount unsecured floating rate notes.
(b)	Proceeds from the 2.850% unsecured notes due in 2025 were used to repay the 2020 Notes of $324.9 million of aggregate principal amount unsecured notes, as further described below.
(c)	The difference between the stated interest rate and the effective interest rate is not significant.
(d)	On November 25, 2019, the Company issued $500.0 million of aggregate principal amount of 2.850% unsecured notes due in 2025, as further described below.
(e)	From time to time, the Company utilizes interest rate swaps designated as fair value hedges to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term LIBOR-based variable-rate payments in order to manage its overall exposure to interest rates. The changes in fair value of these interest rate swaps result in an offsetting hedge accounting adjustment recorded to the carrying value of the related note. These hedge accounting adjustments will be reclassified as reductions to or increases in Interest expense in the Consolidated Statements of Income/(Loss) over the life of the related notes and cause the effective rate of interest to differ from the notes’ stated rate. On November 15, 2019, the Company terminated these fair value hedges in connection with its repayment of the 2020 Notes and received cash of $0.9 million.
(f)	As of December 31, 2019, the Company’s weighted-average effective rate on total borrowings was approximately 4.0%.

The following summarizes the Company’s maturities of notes and term loan at par value as of December 31, 2019 (in millions):

Due within 1 year	$—
Due after 1 year through 2 years	47.5
Due after 2 years through 3 years	547.5
Due after 3 years through 4 years	395.0
Due after 4 years through 5 years	760.0
Due after 5 years	1,250.0

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility as defined below. The commercial paper borrowings may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of December 31, 2019 had a weighted-average annual interest rate of approximately 2.1% and a weighted-average term of approximately 3 days. As of December 31, 2019 and 2018, the Company had $245.0 million and $125.0 million in commercial paper borrowings outstanding, respectively.

Revolving Credit Facility

On December 18, 2018, the Company entered into a credit agreement with an original expiration date of January 2024 providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility (“Revolving Credit Facility”). Consistent with the prior facility, and the Term Loan Facility, as described below, the Company is required to maintain compliance with a consolidated adjusted EBITDA interest coverage ratio covenant of greater than 3:1 for each period of four consecutive fiscal quarters. The Revolving Credit Facility supports borrowings under the Company’s commercial paper program.

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

As of December 31, 2019 and 2018, the Company had no outstanding borrowings under its revolving credit facility. On December 18, 2019, the Company extended the final maturity date of the Revolving Credit Facility to January 8, 2025.

Term Loan Facility

On December 18, 2018, the Company extended the Term Loan Facility providing for an unsecured delayed draw term loan facility in an aggregate amount of $950.0 million. In October 2016, the Company borrowed $575.0 million under the prior term loan facility. In December 2018, the Company borrowed the remaining amount available under the Term Loan Facility.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes

On November 25, 2019, the Company issued $500.0 million of aggregate principal amount of unsecured notes due January 10, 2025 (“2025 Notes”). The Company used the net proceeds from the sale of the 2025 Notes to redeem the Company’s 2020 Notes and for general corporate purposes. Interest with respect to the 2025 Notes is payable semi-annually in arrears on January 10 and July 10 of each year, beginning on July 10, 2020, based on the per annum rate of 2.850%. The interest rate payable on the 2025 Notes will be increased if the debt rating assigned to these notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2025 Notes exceed 4.850% per annum. The interest rate payable on the 2025 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.850% per annum. The Company may redeem the 2025 Notes, in whole or in part, at any time prior to December 10, 2024 at the greater of par or a price based on the applicable treasury rate plus 20 basis points. The Company may redeem the 2025 Notes at any time after December 10, 2024 at a price equal to par, plus accrued interest.

On June 11, 2018, the Company issued $300.0 million of aggregate principal amount of unsecured notes due June 9, 2023 (“2023 Notes”). Interest with respect to the 2023 Notes is payable semi-annually in arrears on June 9 and December 9 of each year, beginning on December 9, 2018, based on the per annum rate of 4.250%. The interest rate payable on the 2023 Notes will be increased if the debt rating assigned to these notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2023 Notes exceed 6.250% per annum. The interest rate payable on the 2023 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 4.250% per annum. The Company may redeem the 2023 Notes, in whole or in part, at any time prior to May 9, 2023 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. The Company may redeem the 2023 Notes at any time after May 9, 2023 at a price equal to par, plus accrued interest.

On August 22, 2017, the Company issued $250.0 million of aggregate principal amount of unsecured floating rate notes due May 22, 2019 (“Floating Rate Notes”). The Floating Rate Notes were repaid in May 2019 using proceeds from the Speedpay divestiture (see Note 5), commercial paper, and cash, including cash generated from operations.

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

On November 22, 2013, the Company issued $250.0 million of aggregate principal amount of unsecured notes due May 22, 2019 (“2019 Notes”). The 2019 Notes were repaid in May 2019 using proceeds from the Speedpay divestiture (see Note 5), commercial paper, and cash, including cash generated from operations.

On December 10, 2012, the Company issued $500.0 million of aggregate principal amount of unsecured notes due December 10, 2017 (“2017 Notes”). In December 2017, the 2017 Notes matured and were repaid.

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

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 for the 2020 Notes. Interest with respect to the 2020 Notes is payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, was accreted into Interest expense over the life of the notes. On November 18, 2019, the Company announced a cash tender offer on the Company’s outstanding 2020 Notes. On November 25, 2019, the Company purchased the principal amount of $56.1 million, plus accrued interest, pursuant to the tender offer. On December 27, 2019, the Company redeemed the remaining principal amount of $268.8 million, plus accrued interest. The total premium paid to redeem the 2020 Notes was $3.1 million.

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

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict the Company’s ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Company’s notes are subject to similar covenants except that only the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of the Company’s notes are subject to a covenant that limits the Company’s ability to impose restrictions on subsidiary dividends.

Certain of the Company’s notes (including the 2022 Notes, 2023 Notes, 2025 Notes, and 2040 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving the Company and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies.

17. Stock-Based Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan (“2015 LTIP”), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards to employees and non-employee directors of the Company. Prior to this, equity-based awards were granted out of the 2006 Long-Term Incentive Plan (“2006 LTIP”). Shares available for grant under the 2015 LTIP were 23.8 million as of December 31, 2019.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Restricted stock unit grants typically vest over four equal annual increments beginning 12 months after the date of grant. Restricted stock units granted to retirement eligible employees generally vest on a prorated basis upon termination. The fair value of the awards granted is measured based on the fair value of the shares on the date of grant. The majority of stock unit awards granted prior to 2019 do not provide for the payment of dividend equivalents. For those grants, the value of the grant is reduced by the net present value of the foregone dividend equivalent payments. Beginning with awards granted in February 2019, restricted stock units accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. Restricted stock units that accrue dividend equivalents are valued using the Company’s stock price on the date of grant. Compensation expense related to restricted stock units is recognized over the requisite service period, which is the same as the vesting period.

The compensation committee of the Company’s Board of Directors has granted the Company’s executives and certain other key employees, excluding the CEO, long-term incentive awards under the 2015 LTIP, which consisted of 50% Financial PSUs (as defined below), 30% restricted stock unit awards, and 20% TSR PSUs (as defined below) in 2019 and 2018. The CEO received long-term incentive awards under the 2015 LTIP consisting of 50% Financial PSUs, 20% TSR PSUs, 20% stock option awards, and 10% restricted stock unit awards in 2019 and 2018. The compensation committee granted Senior Vice Presidents of the Company awards under the 2015 LTIP, which consisted of 50% Financial PSUs and 50% restricted stock unit awards in 2019 and 2018. The compensation committee granted the remaining non-executive employees of the Company participating in the 2015 LTIP (other than those non-executive employees receiving the performance-based restricted stock units described above) annual equity grants consisting solely of restricted stock unit awards in 2019 and 2018.

The performance-based restricted stock units granted to the Company’s executives in 2019 are restricted stock units and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives over a three-year cumulative performance period (2019 through 2021) (“Financial PSUs”). Beginning with awards granted in February 2019, Financial PSUs will accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. The second award consists of performance-based restricted stock units with a market condition tied to the Company’s total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period (2019 through 2021) (“TSR PSUs”). Both of these awards will vest 100% on the third anniversary of the grant date, contingent upon threshold market and financial performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for awards in 2019 and 2018 range from 0% up to 200% of the target number of stock units granted, contingent upon actual financial and total shareholder return performance results. The grant date fair value of all performance-based restricted stock units is fixed and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the Financial PSUs is measured with a methodology similar to that used to value the restricted stock units discussed above, while the fair value of the TSR PSUs is determined using the Monte-Carlo simulation model. Unlike the Financial PSUs, compensation costs related to the TSR PSUs are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2019 was as follows (options and aggregate intrinsic value in millions):

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding as of January 1	6.2	$17.63
Granted	0.6	$17.68
Exercised	(2.2)	$16.26
Cancelled/forfeited	(0.1)	$18.49
Outstanding as of December 31	4.5	$18.31	5.2	$37.9
Options exercisable as of December 31	3.3	$18.17	4.1	$28.6

The Company received $36.7 million, $10.1 million, and $13.0 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2019, 2018, and 2017, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2019, 2018, and 2017 from stock option exercises of $2.4 million, $0.6 million, and $1.3 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $11.6 million, $3.1 million, and $4.0 million, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2019 was as follows (units in millions):

		Weighted-Average
	Units	Grant-Date Fair Value
Non-vested as of January 1	7.1	$17.69
Granted	3.7	$18.01
Vested	(2.2)	$17.55
Forfeited	(1.5)	$17.58
Non-vested as of December 31	7.1	$17.92

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Expense

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income/(Loss) resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units for the years ended December 31, 2019, 2018, and 2017 (in millions, except per share data):

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$(48.9)	$(47.7)	$(43.9)
Income tax benefit from stock-based compensation expense	8.5	8.3	12.8
Net income/(loss) impact	$(40.4)	$(39.4)	$(31.1)
Earnings/(loss) per share impact:
Basic and diluted	$(0.09)	$(0.09)	$(0.07)

As of December 31, 2019, there was $1.3 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.6 years, and there was $55.6 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted:

	Year Ended December 31,
	2019	2018	2017
Stock options granted:
Weighted-average risk-free interest rate	2.5%	2.8%	2.1%
Weighted-average dividend yield	4.2%	3.9%	3.5%
Volatility	22.8%	26.3%	24.7%
Expected term (in years)	7.05	6.05	6.05
Weighted-average grant date fair value	$2.56	$3.66	$3.39

Risk-free interest rate - The risk-free rate for stock options granted during all periods presented was determined by using a United States Treasury rate for the period that coincided with the expected terms listed above.

Expected dividend yield - The Company’s expected annual dividend yield for all periods presented was the calculation of the annualized Western Union dividend divided by an average Western Union stock price on each respective grant date.

Expected volatility - For the Company’s CEO and non-employee directors, the Company used a blend of implied and historical volatility, which was calculated using the market price of traded options on Western Union’s common stock and the historical volatility of Western Union stock data. There were no options granted to non-executive employees in 2019, 2018, or 2017.

Expected term - For 2019, the Company’s expected terms for the CEO grant and the non-employee director grants were seven years and approximately eight years, respectively.  For 2018 and 2017, the Company’s expected terms for the CEO grant and the non-employee director grants were six years and approximately seven years, respectively. The Company’s expected term for options was based upon, among other things, historical exercises, the vesting term of the Company’s options, and the options’ contractual term of 10 years.

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company’s multi-currency money transfer service is provided through one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. The Company includes westernunion.com in its regions. By means of common processes and systems, these regions, including westernunion.com, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 5. The Company’s money order and other services are also included in Other.

The Company’s segments are reviewed separately below because each segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

●	The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
●	Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.
●	As described in Note 4, on August 1, 2019, the Company’s Board of Directors approved an overall plan to change the Company’s operating model and improve its business processes and cost structure by reducing its headcount and consolidating various facilities. For the year ended December 31, 2019, the Company incurred $115.5 million related to this plan. While certain of these expenses may be identifiable to the Company’s segments, primarily the Company’s Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●	As described in Note 5, during the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $464.0 million related to its Business Solutions reporting unit. While the impairment was identifiable to the Business Solutions segment, it was not allocated to the segment, as it was not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.
●	As described in Note 6, during the year ended December 31, 2017, the Company incurred $60.0 million of expenses related to the NYDFS Consent Order and $8.0 million of expenses related to the Joint Settlement Agreements. While these expenses were identifiable to the Company’s Consumer-to-Consumer segment, they were not allocated to the segment, as they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.
●	As of December 31, 2017, expenses associated with the WU Way initiative were effectively complete. The Company incurred expenses related to the WU Way of $94.4 million during the year ended December 31, 2017. While certain items related to the initiative were identifiable to the Company’s segments, they were not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation. For additional information on this business transformation initiative, see Note 4.
●	The CODM does not review total assets by segment for purposes of assessing segment performance and allocating resources. As such, the disclosure of total assets by segment has not been included below.
●	All items not included in operating income are excluded from the segments.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s segment results for the years ended December 31, 2019, 2018, and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Revenues:
Consumer-to-Consumer	$4,407.8	$4,453.6	$4,354.5
Business Solutions	388.8	386.8	383.9
Other (a)	495.5	749.5	785.9
Total consolidated revenues	$5,292.1	$5,589.9	$5,524.3
Operating income:
Consumer-to-Consumer	$975.4	$1,048.2	$1,004.2
Business Solutions	46.8	23.4	13.8
Other (a)	27.3	50.5	84.2
Total segment operating income	1,049.5	1,122.1	1,102.2
Goodwill impairment charge (Note 5)	—	—	(464.0)
NYDFS Consent Order (Note 6)	—	—	(60.0)
Joint Settlement Agreements (Note 6)	—	—	(8.0)
Restructuring-related expenses and business transformation expenses (Note 4)	(115.5)	—	(94.4)
Total consolidated operating income	$934.0	$1,122.1	$475.8
(a)	Other primarily consists of the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 5. Speedpay revenues included in the Company’s results were $125.4 million, $352.0 million, and $368.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Speedpay direct operating expenses were $98.2 million, $251.2 million, and $246.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Paymap revenues included in the Company’s results were $5.3 million, $16.2 million, and $19.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Paymap direct operating expenses were $2.2 million, $6.7 million, and $6.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

	Year Ended December 31,
	2019	2018	2017
Depreciation and amortization:
Consumer-to-Consumer	$194.5	$189.9	$183.0
Business Solutions	39.6	41.9	42.5
Other	23.6	32.9	37.4
Total consolidated depreciation and amortization	$257.7	$264.7	$262.9

Capital expenditures:
Consumer-to-Consumer	$97.0	$273.8	$120.2
Business Solutions	7.7	11.9	8.8
Other	23.0	53.3	48.1
Total capital expenditures	$127.7	$339.0	$177.1

The geographic split of revenue below for the Consumer-to-Consumer and Business Solutions segments and Other is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of property and equipment, net, are presented based upon the location of the assets.

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2019, 2018, and 2017, respectively. In addition, each individual agent or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Revenue:
United States	$1,896.1	$2,126.2	$2,159.0
International	3,396.0	3,463.7	3,365.3
Total	$5,292.1	$5,589.9	$5,524.3
Long-lived assets:
United States (a)	$173.7	$207.4	$156.8
International	62.5	63.0	57.4
Total	$236.2	$270.4	$214.2
(a)	Assets held for sale of $49.3 million, which primarily consists of the Company’s former headquarters, are included in Other assets as of December 31, 2019 in the Company’s Consolidated Balance Sheets.

19. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2019 and 2018 were as follows (in millions, except per share data):

					Year Ended
					December 31,
2019 by Quarter:	Q1	Q2	Q3	Q4	2019
Revenues	$1,337.0	$1,340.5	$1,306.9	$1,307.7	$5,292.1
Expenses (a)	1,085.8	1,081.6	1,109.5	1,081.2	4,358.1
Operating income	251.2	258.9	197.4	226.5	934.0
Other income/(expense), net (b)	(35.1)	486.7	(35.2)	(29.0)	387.4
Income before income taxes	216.1	745.6	162.2	197.5	1,321.4
Provision for income taxes	43.0	130.8	27.2	62.1	263.1
Net income	$173.1	$614.8	$135.0	$135.4	$1,058.3
Earnings per share:
Basic	$0.40	$1.43	$0.32	$0.32	$2.47
Diluted	$0.39	$1.42	$0.32	$0.32	$2.46
Weighted-average shares outstanding:
Basic	437.7	430.0	423.3	419.5	427.6
Diluted	439.9	432.3	426.8	424.7	430.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

					Year Ended
					December 31,
2018 by Quarter:	Q1	Q2	Q3	Q4	2018
Revenues	$1,389.4	$1,411.1	$1,387.8	$1,401.6	$5,589.9
Expenses	1,124.5	1,127.5	1,085.2	1,130.6	4,467.8
Operating income	264.9	283.6	302.6	271.0	1,122.1
Other income/(expense), net	(30.4)	(28.1)	(36.2)	(36.0)	(130.7)
Income before income taxes	234.5	255.5	266.4	235.0	991.4
Provision for income taxes (c)	20.9	37.9	57.8	22.9	139.5
Net income	$213.6	$217.6	$208.6	$212.1	$851.9
Earnings per share:
Basic	$0.46	$0.48	$0.47	$0.48	$1.89
Diluted	$0.46	$0.47	$0.46	$0.48	$1.87
Weighted-average shares outstanding:
Basic	460.3	457.2	446.8	442.9	451.8
Diluted	463.6	459.6	449.0	445.4	454.4
(a)	Includes $7.4 million, $91.5 million, and $16.6 million in the second, third, and fourth quarters, respectively, of restructuring-related expenses. For more information, see Note 4.
(b)	Includes a gain on the sale of Speedpay of approximately $523 million in the second quarter. For more information, see Note 5.
(c)	Includes $(6.0) million, $(6.2) million, $26.6 million, and $8.1 million in the first, second, third, and fourth quarters, respectively, of adjustments related to the Tax Act, as further described in Note 11.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2019 and 2018 and Condensed Statements of Income/(Loss) and Comprehensive Income/(Loss) and Condensed Statements of Cash Flows for each of the three years in the period ended December 31, 2019.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$4.0	$0.2
Property and equipment, net of accumulated depreciation of $24.8 and $33.5, respectively	68.5	107.3
Other assets (Note 6)	147.3	48.6
Investment in subsidiaries	5,886.9	5,665.5
Total assets	$6,106.7	$5,821.6

Liabilities and stockholders’ deficit
Liabilities:
Accounts payable and accrued liabilities	$58.0	$100.2
Income taxes payable	680.4	727.0
Payable to subsidiaries, net	2,070.1	1,869.6
Borrowings	3,229.3	3,433.7
Other liabilities (Note 6)	108.4	0.9
Total liabilities	6,146.2	6,131.4
Stockholders’ deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 418.0 shares and 441.2 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4.2	4.4
Capital surplus	841.2	755.6
Accumulated deficit	(675.9)	(838.8)
Accumulated other comprehensive loss	(209.0)	(231.0)
Total stockholders’ deficit	(39.5)	(309.8)
Total liabilities and stockholders’ deficit	$6,106.7	$5,821.6

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Gain on divestitures of businesses (Note 4)	524.6	—	—
Interest income	—	—	—
Interest expense	(181.5)	(197.6)	(177.0)
Other income/(expense)	2.7	(1.0)	(0.6)
Income/(loss) before equity in earnings/(losses) of affiliates and income taxes	345.8	(198.6)	(177.6)
Equity in earnings/(losses) of affiliates, net of tax	827.3	997.2	(436.1)
Income tax (expense)/benefit	(114.8)	53.3	56.6
Net income/(loss)	1,058.3	851.9	(557.1)
Other comprehensive income, net of tax	0.2	1.6	2.1
Other comprehensive income/(loss) of affiliates, net of tax	21.8	26.7	(67.2)
Comprehensive income/(loss)	$1,080.3	$880.2	$(622.2)

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$103.1	$539.1	$(605.0)
Cash flows from investing activities
Purchases of property and equipment and other	(9.9)	(78.9)	(0.7)
Proceeds from divestitures of businesses, net of cash divested (Note 4)	711.7	—	—
Distributions received from/(capital contributed to) subsidiaries, net	74.0	(456.3)	307.3
Net cash provided by/(used in) investing activities	775.8	(535.2)	306.6
Cash flows from financing activities
Advances from subsidiaries, net	194.0	345.5	868.3
Net proceeds from commercial paper	120.0	125.0	—
Net proceeds from issuance of borrowings	495.9	685.4	746.2
Principal payments on borrowings	(824.9)	(414.4)	(500.0)
Proceeds from exercise of options and other	33.3	7.9	13.0
Cash dividends paid	(340.8)	(341.7)	(325.6)
Common stock repurchased	(552.6)	(412.4)	(502.8)
Net cash provided by/(used in) financing activities	(875.1)	(4.7)	299.1
Net change in cash and cash equivalents	3.8	(0.8)	0.7
Cash and cash equivalents at beginning of year	0.2	1.0	0.3
Cash and cash equivalents at end of year	$4.0	$0.2	$1.0
Supplemental cash flow information:
Non-cash investing activity, capital contribution to subsidiary (Note 3)	$—	$—	$916.0
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$—	$2,256.1	$80.3
Cash paid for lease liabilities	$17.0	$—	$—
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	$124.8	$—	$—

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $610 million constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent’s subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

3. Related Party Transactions

The Parent enters into contracts with third-party vendors on behalf of its subsidiaries. Because the Parent is a holding company, as noted above, these corporate costs are incurred by the Parent, and the expenses are then allocated to its subsidiaries based primarily on the subsidiaries’ percentage of revenues compared to total revenues.

All transactions described below are with subsidiaries of the Parent. The Parent has issued multiple promissory notes payable to its 100% owned subsidiary, First Financial Management Corporation (“FFMC”) in exchange for funds distributed to the Parent. All notes pay interest at a fixed rate, may be repaid at any time without penalty, and are included within Payable to subsidiaries, net in the Condensed Balance Sheets. These promissory notes are as follows:

	Amount		Interest Rate
Date Issued	(in millions)	Due Date	(per annum)
March 1, 2018 (a)	$88.5	November 30, 2020	1.96%
April 1, 2018 (a)	$273.0	December 31, 2020	2.12%
June 1, 2018 (a)	$229.6	February 28, 2021	2.34%
October 1, 2019 (a)	$162.8	June 30, 2022	1.69%
December 1, 2019 (a)	$67.4	August 31, 2022	1.61%
(a)	This note refinanced a note originally issued on a prior date.

On November 8, 2015, the Parent entered into a Revolving Credit Facility agreement (the “Revolver”) with its 100% owned subsidiary RII Holdings, Inc., which expires on November 8, 2035, providing for unsecured financing facilities in an aggregate amount of $3.0 billion. As of December 31, 2019 and 2018, borrowings outstanding under the Revolver were $993.6 million and $914.6 million, respectively. The interest rate applicable for outstanding borrowings under the Revolver is the six-month LIBOR rate set on the first day of the calendar year, which was 1.91% and 2.87% as of December 31, 2019 and 2018, respectively. Outstanding borrowings under the Revolver are included within Payable to subsidiaries, net in the Condensed Balance Sheets as of December 31, 2019 and 2018.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The Parent files its United States federal consolidated income tax return on its and certain of its affiliates’ behalf. Accordingly, the Parent has recorded income taxes payable on behalf of its subsidiaries, and these income taxes payable were significant due to the enactment of the Tax Act into United States law. During 2017, the Parent made a non-cash capital contribution of $916.0 million to a subsidiary that was subject to the taxation of certain previously undistributed earnings of its foreign subsidiaries under the Tax Act, and this contribution is reflected as a non-cash investing activity in the Condensed Statements of Cash Flows.

The Parent agreed to fund certain payments related to the Joint Settlement Agreements on behalf of its subsidiaries of $591.0 million. As of and during the year ended December 31, 2017, these amounts were paid and are reflected in the Parent’s operating activities in the Condensed Statements of Cash Flows.

On November 30, 2017, FFMC distributed a promissory note owed by the Parent in the amount of $80.3 million. This distribution to the Parent is reflected as a non-cash financing activity in the Condensed Statements of Cash Flows for the year ended December 31, 2017.

Excess cash generated from operations of the Parent’s subsidiaries that is not required to meet certain regulatory requirements may be periodically distributed to the Parent in the form of a distribution, although the amounts of such distributions may vary from year to year.

The Parent files a consolidated United States federal income tax return and also a number of consolidated state income tax returns on behalf of its subsidiaries. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent’s provision for income taxes has been computed as if it were a separate tax-paying entity.

4. Divestitures of Businesses

On February 28, 2019, the Parent entered into an agreement with ACI to sell its United States electronic bill payments business known as Speedpay. The Parent received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million, which is included in Gain on divestitures of businesses in the Condensed Statements of Income/(Loss) and Comprehensive Income/(Loss), in the all-cash transaction that closed on May 9, 2019.

On May 6, 2019, the Parent completed the sale of Paymap, which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. The Parent recorded an immaterial pre-tax gain related to this sale during 2019.

5. Commitments and Contingencies

The Parent had approximately $110 million in outstanding letters of credit and bank guarantees as of December 31, 2019 with expiration dates through 2021. The letters of credit and bank guarantees are primarily held in connection with certain agent agreements. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

6. Leases

The Parent leases real properties primarily for use as administrative and sales offices. The Parent determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Parent is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Operating lease ROU assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and variable non-lease components within the Parent’s lease agreements are accounted for separately. The Parent has no material leases in which the Parent is the lessor.

Substantially all of the Parent’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2019, the total ROU asset and lease liability were $66.5 million and $105.7 million, respectively, and were included in Other assets and Other liabilities, respectively, in the Parent’s Condensed Balance Sheets. The Parent’s finance leases were not material as of December 31, 2019. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Parent’s Condensed Statements of Cash Flows. Short-term and variable lease costs were not material for the year ended December 31, 2019.

The Parent’s leases have remaining terms from less than 1 year to 11 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Parent the right to extend the lease by up to 10 years. However, a substantial majority of these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities as of December 31, 2019:

Weighted-average remaining lease term (in years)	10.5
Weighted-average discount rate	5.7%

The following table represents maturities of operating lease liabilities as of December 31, 2019 (in millions):

Due within 1 year	$12.9
Due after 1 year through 2 years	13.2
Due after 2 years through 3 years	13.5
Due after 3 years through 4 years	13.8
Due after 4 years through 5 years	14.2
Due after 5 years	74.5
Total lease payments	142.1
Less imputed interest	(36.4)
Total operating lease liabilities	$105.7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2019, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

On August 1, 2019, our Board of Directors approved a restructuring plan to change our operating model and improve our cost structure by reducing our headcount and transitioning functions, including certain technology and accounting areas, to existing Company facilities and third-party providers. Accordingly, we will experience significant turnover in these functions during the duration of these transition activities. Management believes it is taking the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

There were no other changes that occurred during our most recently completed fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2020 annual meeting of stockholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2020 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2020 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” and “Certain Transactions and Other Matters” of our definitive proxy statement for the 2020 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2020 annual meeting of stockholders.

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

2.2

Stock Purchase Agreement, dated as of February 28, 2019, among The Western Union Company, ACI Worldwide Corp. and ACI Worldwide, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2019 and incorporated herein by reference thereto).**

3.1

Amended and Restated Certificate of Incorporation of The Western Union Company, as amended on May 18, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on form 8-K filed on May 22, 2018 and incorporated herein by reference thereto).

3.2

By-Laws of The Western Union Company, as amended on December 6, 2018 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 11, 2018 and incorporated herein by reference thereto).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.***

4.2

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

4.7

Second Supplemental Indenture, dated as of May 3, 2019, between The Western Union Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2019 and incorporated herein by reference thereto).

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

4.11	Form of 3.600% Note due 2022 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2017 and incorporated herein by reference thereto).

4.12	Form of 3.600% Note due 2022 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2017 and incorporated herein by reference thereto).

4.13	Form of 4.250% Note due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018 and incorporated herein by reference thereto).

4.14	Form of 2.850% Note due 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2019 and incorporated herein by reference thereto).

10.1

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

10.2

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

10.3

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (file no. 001-32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.4

The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective July 28, 2015 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 19, 2016 and incorporated herein by reference thereto).*

10.5

The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on January 31, 2014 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.6

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.7

The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.8

The Western Union Company Senior Executive Performance Incentive Plan, Established February 20, 2019 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.9

The Western Union Company Grandfathered Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2010 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.10

Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.11

Form of Nonqualified Stock Option Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.12

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.13

Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.14

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.15

Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2006 and incorporated herein by reference thereto).*

10.16

Amendment to Form of Nonqualified Stock Option Award Agreement for Executive Committee Members Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2008 and incorporated herein by reference thereto).*

10.17

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.18

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.19

Employment Contract, dated as of November 9, 2009, between Western Union Financial Services GmbH and Hikmet Ersek (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.20

First Amendment to Employment Contract and Expatriate Letter Agreement, dated as of October 7, 2010, between Western Union Financial Services GmbH, The Western Union Company and Hikmet Ersek (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2010 and incorporated herein by reference thereto).*

10.21

Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.22

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing Outside the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.23

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.24

Form of Award Agreement Under The Western Union Company Senior Executive Performance Incentive Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.25

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.26

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.27

Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.28

Form of Performance-Based Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.29

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.30

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.31

The Western Union Company 2015 Long-Term Incentive Plan, as amended and restated on February 21, 2018 (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 22, 2018 and incorporated herein by reference thereto).*

10.32

Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.33

Form of Nonqualified Stock Option Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.34

The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective April 1, 2018 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.35

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.36

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.37

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.38

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.39

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.40

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.41

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.42

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.43

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (United Arab Emirates) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.44

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.45

Form of Restricted Stock Unit Award Agreement for Section 16 Officers (Non - U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.46

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.47

Deferred Prosecution Agreement dated January 19, 2017 by and between The Western Union Company, the United States Department of Justice, and the United States Attorney’s Offices for the Eastern and Middle Districts of Pennsylvania, the Central District of California, and the Southern District of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.48

Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.49

Consent to the Assessment of Civil Money Penalty dated January 19, 2017 by and between Western Union Financial Services, Inc. and the Financial Crimes Enforcement Network of the United States Department of Treasury (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.50

Form of Nonqualified Stock Option Grant Award Agreement for Non-US Section 16 Officer under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.51

Form of Restricted Stock Unit Award Agreement for US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.52

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.53

Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.54

Form of Restricted Stock Unit Award Agreement for Non-US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.55

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.56

Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for Non-US Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.57

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.58

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.59

Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.60

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.61

Separation Agreement and Release dated as of July 2, 2019 between Odilon Almeida and Western Union, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

21	Subsidiaries of The Western Union Company***

23	Consent of Independent Registered Public Accounting Firm***

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934***

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934***

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code****

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

** Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Corporation agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

*** Filed herewith.

**** Furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

February 20, 2020	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer, and Director (Principal	February 20, 2020
Hikmet Ersek	Executive Officer)

/s/ Raj Agrawal	Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Raj Agrawal

/s/ Amintore T.X. Schenkel	Senior Vice President, Chief Accounting Officer and Controller	February 20, 2020
Amintore T.X. Schenkel	(Principal Accounting Officer)

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 20, 2020
Jeffrey A. Joerres

/s/ Martin I. Cole	Director	February 20, 2020
Martin I. Cole

/s/ Richard A. Goodman	Director	February 20, 2020
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 20, 2020
Betsy D. Holden

/s/ Roberto G. Mendoza	Director	February 20, 2020
Roberto G. Mendoza

/s/ Michael A. Miles, Jr.	Director	February 20, 2020
Michael A. Miles, Jr.

/s/ Jan Siegmund	Director	February 20, 2020
Jan Siegmund

/s/ Angela A. Sun	Director	February 20, 2020
Angela A. Sun

/s/ Frances Fragos Townsend	Director	February 20, 2020
Frances Fragos Townsend

/s/ Solomon D. Trujillo	Director	February 20, 2020
Solomon D. Trujillo