Form 10-Q
period 2020-03-31
Western Union CO
filed 2020-05-05
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of April 30, 2020, 410,904,811 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$1,190.0	$1,337.0
Expenses:
Cost of services	683.4	785.0
Selling, general, and administrative	273.4	300.8
Total expenses	956.8	1,085.8
Operating income	233.2	251.2
Other income/(expense):
Interest income	1.6	2.1
Interest expense	(32.9)	(39.7)
Other income, net	—	2.5
Total other expense, net	(31.3)	(35.1)
Income before income taxes	201.9	216.1
Provision for income taxes	25.2	43.0
Net income	$176.7	$173.1
Earnings per share:
Basic	$0.43	$0.40
Diluted	$0.42	$0.39
Weighted-average shares outstanding:
Basic	414.3	437.7
Diluted	418.3	439.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Net income	$176.7	$173.1
Other comprehensive income, net of reclassifications and tax (Note 11):
Unrealized gains on investment securities	5.7	13.0
Unrealized gains on hedging activities	20.7	3.9
Defined benefit pension plan adjustments	2.3	2.5
Total other comprehensive income	28.7	19.4
Comprehensive income	$205.4	$192.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$1,072.8	$1,450.5
Settlement assets	3,134.6	3,296.7
Property and equipment, net of accumulated depreciation of $639.3 and $616.5, respectively	173.7	186.9
Goodwill	2,566.6	2,566.6
Other intangible assets, net of accumulated amortization of $998.9 and $961.5, respectively	485.1	494.9
Other assets	932.6	762.9
Total assets	$8,365.4	$8,758.5
Liabilities and stockholders' deficit
Liabilities:
Accounts payable and accrued liabilities	$491.6	$601.9
Settlement obligations	3,134.6	3,296.7
Income taxes payable	1,016.5	1,019.7
Deferred tax liability, net	150.6	152.1
Borrowings	3,070.1	3,229.3
Other liabilities	651.7	498.3
Total liabilities	8,515.1	8,798.0

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 410.9 shares and 418.0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4.1	4.2
Capital surplus	854.7	841.2
Accumulated deficit	(828.2)	(675.9)
Accumulated other comprehensive loss	(180.3)	(209.0)
Total stockholders' deficit	(149.7)	(39.5)
Total liabilities and stockholders' deficit	$8,365.4	$8,758.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$176.7	$173.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.5	19.2
Amortization	41.7	45.6
Other non-cash items, net	20.8	28.4
Increase/(decrease) in cash resulting from changes in:
Other assets	(23.1)	(7.3)
Accounts payable and accrued liabilities	(109.3)	(44.1)
Income taxes payable	(2.8)	31.1
Other liabilities	(8.1)	(6.4)
Net cash provided by operating activities	112.4	239.6
Cash flows from investing activities
Payments for capitalized contract costs	(21.5)	(15.1)
Payments for internal use software	(7.9)	(6.4)
Purchases of property and equipment	(6.3)	(16.1)
Proceeds from the sale of former corporate headquarters (Note 4)	44.2	—
Purchases of non-settlement related investments and other	—	(4.1)
Proceeds from maturity of non-settlement related investments	0.3	19.8
Purchases of held-to-maturity non-settlement related investments	—	(0.7)
Proceeds from held-to-maturity non-settlement related investments	—	5.9
Net cash provided by/(used in) investing activities	8.8	(16.7)
Cash flows from financing activities
Cash dividends paid	(92.4)	(87.4)
Common stock repurchased (Note 11)	(237.1)	(171.6)
Net repayments of commercial paper	(160.0)	(65.0)
Proceeds from exercise of options	1.0	1.8
Other financing activities	(0.7)	(0.1)
Net cash used in financing activities	(489.2)	(322.3)
Net change in cash, cash equivalents, and restricted cash	(368.0)	(99.4)
Cash, cash equivalents, and restricted cash at beginning of period	1,456.8	979.7
Cash, cash equivalents, and restricted cash at end of period	$1,088.8	$880.3
Supplemental cash flow information:
Interest paid	$18.2	$24.0
Income taxes paid	$23.1	$10.3
Cash paid for lease liabilities	$12.8	$12.0
Non-cash lease liabilities arising from obtaining right-of-use assets	$2.7	$269.1
Restricted cash at end of period (included in Other assets)	$16.0	$6.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2019	418.0	$4.2	$841.2	$(675.9)	$(209.0)	$(39.5)
Adoption of new accounting pronouncement (Note 1)	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	176.7	—	176.7
Stock-based compensation	—	—	12.5	—	—	12.5
Common stock dividends and dividend equivalents declared ($0.225 per share)	—	—	—	(93.3)	—	(93.3)
Repurchase and retirement of common shares	(9.2)	(0.1)	—	(235.1)	—	(235.2)
Shares issued under stock-based compensation plans	2.1	—	1.0	—	—	1.0
Other comprehensive income (Note 11)	—	—	—	—	28.7	28.7
Balance, March 31, 2020	410.9	$4.1	$854.7	$(828.2)	$(180.3)	$(149.7)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2018	441.2	$4.4	$755.6	$(838.8)	$(231.0)	$(309.8)
Net income	—	—	—	173.1	—	173.1
Stock-based compensation	—	—	13.7	—	—	13.7
Common stock dividends ($0.20 per share)	—	—	—	(87.4)	—	(87.4)
Repurchase and retirement of common shares	(10.2)	(0.1)	—	(184.9)	—	(185.0)
Shares issued under stock-based compensation plans	1.9	—	1.8	—	—	1.8
Other comprehensive income (Note 11)	—	—	—	—	19.4	19.4
Balance, March 31, 2019	432.9	$4.3	$771.1	$(938.0)	$(211.6)	$(374.2)

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business

The Western Union Company ("Western Union" or the "Company") is a leader in global money movement and payment services, providing people and businesses with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are primarily available through a network of agent locations in more than 200 countries and territories and through online money transfer transactions conducted and funded through websites and mobile apps marketed under the Company’s brands (“westernunion.com”) and transactions initiated on internet and mobile applications hosted by the Company’s third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”). Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of March 31, 2020 and December 31, 2019 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2020 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus (“COVID-19”) a pandemic, and governments throughout the world instituted various actions such as lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses in an effort to reduce the spread of COVID-19. These actions have negatively impacted the Company’s ability to offer its services through a portion of its locations and its retail agent locations, at least temporarily. The Company has recently experienced a decrease in transaction volumes, which the Company believes is due in part to economic decline and uncertainty resulting from the outbreak. The extent to which the COVID-19 outbreak continues to impact the Company’s business, financial condition, results of operations or cash flows will depend on future developments, which are highly uncertain and are difficult to predict.

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted a new accounting standard that requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Additionally, the standard requires certain credit losses relating to investment securities classified as available-for-sale to be recorded through an allowance for credit losses. The Company recognized the cumulative effect of the new accounting standard as an adjustment to the January 1, 2020 balance of Accumulated deficit in the Condensed Consolidated Balance Sheets, and the adoption of the new accounting standard did not have a material impact on the Company’s January 1, 2020 accumulated deficit. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Refer to Note 10 for additional information on expected credit losses and the related disclosures.

2. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent,

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company recognized $1,122.6 million and $1,275.4 million in revenues from contracts with customers for the three months ended March 31, 2020 and 2019, respectively. There are no material upfront costs incurred to obtain contracts with customers. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

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

Management has determined that the significant majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three months ended March 31, 2020 and 2019 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended March 31, 2020
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$384.8	$22.2	$22.7	$14.4	$444.1
Europe and Russia/CIS	300.9	31.5	0.8	0.7	333.9
Middle East, Africa, and South Asia	156.9	0.5	0.1	—	157.5
Latin America and the Caribbean	84.4	0.6	23.8	2.1	110.9
East Asia and Oceania	59.1	16.8	0.3	—	76.2
Revenues from contracts with customers	$986.1	$71.6	$47.7	$17.2	$1,122.6
Other revenues (a)	29.3	26.8	5.3	6.0	67.4
Total revenues (b)	$1,015.4	$98.4	$53.0	$23.2	$1,190.0

	Three Months Ended March 31, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$395.5	$22.1	$115.1	$14.5	$547.2
Europe and Russia/CIS	323.2	31.9	0.6	0.9	356.6
Middle East, Africa, and South Asia	153.3	0.5	0.1	—	153.9
Latin America and the Caribbean	95.3	1.0	33.6	3.5	133.4
East Asia and Oceania	66.5	17.5	0.3	—	84.3
Revenues from contracts with customers	$1,033.8	$73.0	$149.7	$18.9	$1,275.4
Other revenues (a)	23.1	22.6	9.5	6.4	61.6
Total revenues (b)	$1,056.9	$95.6	$159.2	$25.3	$1,337.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.
(b)	Revenues from "Consumer money transfers" are included in the Company’s Consumer-to-Consumer segment, revenues from "Foreign exchange and payment services" are included in the Company’s Business Solutions segment, and revenues from "Consumer bill payments" and "Other services" are not included in the Company’s segments and are reported as Other. See Note 16 for further information on the Company’s segments.
(c)	On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay,” and closed the transaction on May 9, 2019. Included within North America revenues are Speedpay revenues of $88.2 million for the three months ended March 31, 2019.

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

For the three months ended March 31, 2020 and 2019, there were 1.1 million and 4.4 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above the Company’s average share price during the periods and their effect was anti-dilutive.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended
	March 31,
	2020	2019
Basic weighted-average shares outstanding	414.3	437.7
Common stock equivalents	4.0	2.2
Diluted weighted-average shares outstanding	418.3	439.9

4. Divestitures

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay,” which had been included as a component of Other in the Company’s segment reporting. The Company received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million in the second quarter of 2019 in the all-cash transaction that closed on May 9, 2019. Speedpay revenues and direct operating expenses included in the Company’s results were $88.2 million and $67.6 million, respectively, for the three months ended March 31, 2019.

On May 6, 2019, the Company completed the sale of Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. The Company recorded an immaterial pre-tax gain related to this sale in the second quarter of 2019.

In the first quarter of 2020, the Company sold its former corporate headquarters and recorded an immaterial pre-tax net gain on the sale. The proceeds from this sale have been included in Cash flows from investing activities within the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020.

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

The following table summarizes the activity for the three months ended March 31, 2020 for expenses related to the restructuring accruals, which are included in Accounts payable and accrued liabilities in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020, and the total expenses incurred since the inception of the restructuring plan (in millions):

	Severance and	Facility Relocations
	Related	and Closures,
	Employee	Consulting,
	Benefits	and Other	Total
Balance, December 31, 2019	$71.2	$2.1	$73.3
Expenses (a)	3.2	7.3	10.5
Cash payments	(19.5)	(5.0)	(24.5)
Non-cash benefits/(charges) (a)	0.1	(0.2)	(0.1)
Balance, March 31, 2020	$55.0	$4.2	$59.2

Total expenses incurred-to-date	$101.2	$24.8	$126.0
(a)	Non-cash benefits/(charges) include non-cash write-offs and accelerated depreciation of right-of-use assets and leasehold improvements and a non-cash benefit for adjustments to stock compensation for awards forfeited by employees. These amounts have been removed from the liability balance in the table above as they do not impact the restructuring accruals.

The following table presents restructuring-related expenses as reflected in the Condensed Consolidated Statements of Income (in millions):

Three Months Ended
March 31, 2020
Cost of services	$0.9
Selling, general, and administrative	9.6
Total expenses, pre-tax	$10.5
Total expenses, net of tax	$9.2

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Leases

The Company leases real properties for use as administrative and sales offices, in addition to automobiles and office equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Operating lease right-of-use (“ROU”) assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and variable non-lease components within the Company’s lease agreements are accounted for separately. The Company has no material leases in which the Company is the lessor.

The Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of March 31, 2020 and December 31, 2019, total ROU assets were $190.4 million and $199.7 million, respectively, and operating lease liabilities were $229.5 million and $242.3 million, respectively. The ROU assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2020 and 2019, operating lease costs were $13.2 million and $15.0 million, which were included within Operating income in the Company’s Condensed Consolidated Statements of Income. Short-term and variable lease costs were not material for the three months ended March 31, 2020 and 2019.

The Company’s leases have remaining terms from less than 1 year to 11 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Company the right to extend the lease by up to 10 years. However, a significant majority of these options are not reflected in the calculation of the ROU asset and operating lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities:

March 31, 2020
Weighted-average remaining lease term (in years)	7.5
Weighted-average discount rate	6.5%

The following table represents maturities of operating lease liabilities as of March 31, 2020 (in millions):

Due within 1 year	$50.8
Due after 1 year through 2 years	42.7
Due after 2 years through 3 years	36.1
Due after 3 years through 4 years	31.3
Due after 4 years through 5 years	29.1
Due after 5 years	95.8
Total lease payments	285.8
Less imputed interest	(56.3)
Total operating lease liabilities	$229.5

7. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Company measures fair value, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
March 31, 2020	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$24.3	$—	$24.3
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,347.6	1,347.6
State and municipal variable-rate demand notes	—	207.5	207.5
United States government agency mortgage-backed securities	—	64.5	64.5
Corporate debt securities	—	34.2	34.2
Other assets:
Derivatives	—	401.2	401.2
Total assets	$24.3	$2,055.0	$2,079.3
Liabilities:
Other liabilities:
Derivatives	$—	$323.5	$323.5
Total liabilities	$—	$323.5	$323.5

	Fair Value Measurement Using		Total
December 31, 2019	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$24.6	$—	$24.6
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	1,257.8	1,257.8
State and municipal variable-rate demand notes	—	276.1	276.1
United States government agency mortgage-backed securities	—	67.2	67.2
Corporate debt securities	—	52.4	52.4
Other United States government agency debt securities	—	34.9	34.9
United States Treasury securities	10.0	—	10.0
Other assets:
Derivatives	—	204.5	204.5
Total assets	$34.6	$1,892.9	$1,927.5
Liabilities:
Other liabilities:
Derivatives	$—	$159.5	$159.5
Total liabilities	$—	$159.5	$159.5

No material non-recurring fair value adjustments or transfers between Level 1 and Level 2 measurements were recorded during the three months ended March 31, 2020 and 2019.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of March 31, 2020, the carrying value and fair value of the Company’s borrowings were $3,070.1 million and $3,001.9 million, respectively (see Note 13). As of December 31, 2019, the carrying value and fair value of the Company’s borrowings were $3,229.3 million and $3,372.2 million, respectively.

8. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $345 million in outstanding letters of credit and bank guarantees as of March 31, 2020 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of March 31, 2020. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

Pursuant to the DPA, the USAOs filed a two-count criminal information in the United States District Court for the Middle District of Pennsylvania, charging the Company with aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering ("AML") program. The USAOs agreed that if the Company fully complies with all of its obligations under the DPA, the USAOs will, at the conclusion of the DPA’s term, seek dismissal with prejudice of the criminal information filed against the Company. The term of the DPA ended on January 19, 2020, and the agreement has expired. On March 6, 2020, the DOJ filed an unopposed motion to dismiss the criminal information with prejudice in the United States District Court for the Middle District of Pennsylvania, and on March 9, 2020, the Court granted the motion.

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

Shareholder Derivative Action

On January 16, 2020, Stanley Lieblein filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware naming the Company’s President and Chief Executive Officer, certain current and former directors, and a former executive officer as individual defendants and the Company as a nominal defendant. Mr. Lieblein had previously filed a shareholder derivative action asserting related claims in the United States District Court for the District of Colorado, which was subsequently consolidated with multiple pending related derivative actions. Following the filing of multiple amended complaints, the United States Court of Appeals for the Tenth Circuit affirmed dismissal of the consolidated derivative action on April 16, 2019 on the ground that the plaintiffs did not have standing to proceed on behalf of the Company without making a demand on the Company’s board of directors. The consolidated derivative action is described in further detail in Part I, Item I, Financial Statements, Note 8, Commitments and Contingencies in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2019.

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

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018, and on March 27, 2019, the Court dismissed the action in its entirety with prejudice and entered final judgment in the defendants’ favor on March 28, 2019. On April 26, 2019, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Tenth Circuit. On June 24, 2019, plaintiffs filed their opening brief on appeal and oral argument was held on January 22, 2020. Plaintiffs did not appeal the dismissal of one former executive officer and only appealed the district court’s conclusion that the remaining defendants did not make statements concerning the Company’s compliance programs with the requisite intent. On February 25, 2020, the United States Court of Appeals for the Tenth Circuit affirmed the dismissal of the case.

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. In accordance with Spanish law, on January 4, 2018, the Company, through its subsidiary Western Union International Limited, provided a corporate guarantee in an amount of approximately €23 million to cover any liability that could theoretically attach to WUPSIL. On October 3, 2019, WUPSIL reached a settlement agreement with the Spanish prosecutor that extinguishes WUPSIL’s civil liability for the fraud scams at issue by stating that the liability has already been covered by the Compensation Payment under the DPA. On October 8, 2019, WUPSIL filed a motion requesting release of the corporate guarantee. On November 4, 2019, the Court issued final judgment in this matter consistent with the settlement agreement. WUPSIL filed a new motion requesting release of the corporate guarantee on December 2, 2019, which is still pending before the Court.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2020 and 2019 totaled $12.6 million and $13.0 million, respectively.

10. Settlement Assets and Obligations

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

Settlement assets and obligations consisted of the following (in millions):

March 31, 2020
Settlement assets:
Cash and cash equivalents	$553.5
Receivables from agents and Business Solutions customers	956.9
Less: Allowance for credit losses	(29.6)
Receivables from agents and Business Solutions customers, net	927.3
Investment securities	1,653.8
Total settlement assets	$3,134.6
Settlement obligations:
Money transfer, money order, and payment service payables	$2,427.7
Payables to agents	706.9
Total settlement obligations	$3,134.6

December 31, 2019
Settlement assets:
Cash and cash equivalents	$368.2
Receivables from agents and Business Solutions customers, net	1,230.1
Investment securities	1,698.4
Total settlement assets	$3,296.7
Settlement obligations:
Money transfer, money order, and payment service payables	$2,571.5
Payables to agents	725.2
Total settlement obligations	$3,296.7

Receivables from agents represent funds collected by such agents, but in transit to the Company, and were $851.0 million as of March 31, 2020. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $76.3 million at March 31, 2020. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

occurs within a few days.  To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

On January 1, 2020, the Company adopted a new accounting standard related to the estimation of the allowance for credit losses, as discussed in Note 1. However, due to the short-term nature of the Company’s receivables and the Company’s historical and expected collections practice, the adoption did not have a material impact on the Company’s financial position or results of operations.

The Company separately establishes and monitors an allowance for credit losses related to receivables from agents and Business Solutions customers. The Company estimates the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions, including those related to COVID-19. Given the short-term nature of these receivables, the Company would not expect the impact of forecasted economic conditions on its allowance for credit loss to be significant. However, during the three months ended March 31, 2020, the Company observed delays in its collections from certain of its agents in connection with COVID-19 agent location closures and other impacts, and the Company believes these delays were largely temporary as certain agents were not able to remit settlement funds during lockdowns or other stay-at-home orders. Still, some of the Company’s agents are small businesses and may not easily be able to resume operations due to COVID-19. The Company has estimated credit losses based on information known at March 31, 2020.

The following table summarizes activity in the allowance for credit losses on receivables from agents and Business Solutions customers (in millions):

		Business Solutions
	Agents	Customers
Allowance for credit losses as of January 1, 2020	$20.4	$4.5
Current period provision for expected credit losses (a)	8.1	0.2
Write-offs charged against the allowance	(1.7)	(1.0)
Impacts of foreign currency exchange rates and other	(1.2)	—
Recoveries of amounts previously written off	0.3	—
Allowance for credit losses as of March 31, 2020	$25.9	$3.7
(a)	Provision does not include losses from chargebacks or fraud associated with transactions initiated through our electronic channels, as these losses are not credit-related.

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include, but are not limited to: (i) negative

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. As of and for the three months ended March 31, 2020, the Company’s allowance for credit losses and provision for credit losses on its available-for-sale securities were immaterial.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
March 31, 2020	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$24.3	$24.3	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,310.7	1,347.6	38.7	(1.8)	36.9
State and municipal variable-rate demand notes	207.5	207.5	—	—	—
United States government agency mortgage-backed securities	63.1	64.5	1.4	—	1.4
Corporate debt securities	34.3	34.2	0.1	(0.2)	(0.1)
Total available-for-sale securities	1,615.6	1,653.8	40.2	(2.0)	38.2
Total investment securities	$1,639.9	$1,678.1	$40.2	$(2.0)	$38.2

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2019	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$24.6	$24.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,227.4	1,257.8	31.0	(0.6)	30.4
State and municipal variable-rate demand notes	276.1	276.1	—	—	—
United States government agency mortgage-backed securities	66.3	67.2	0.9	—	0.9
Corporate debt securities	52.3	52.4	0.1	—	0.1
Other United States government agency debt securities	34.9	34.9	—	—	—
United States Treasury securities	9.8	10.0	0.2	—	0.2
Total available-for-sale securities	1,666.8	1,698.4	32.2	(0.6)	31.6
Total investment securities	$1,691.4	$1,723.0	$32.2	$(0.6)	$31.6
(a)	The majority of these securities are fixed-rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of March 31, 2020 (in millions):

Fair Value
Due within 1 year	$177.0
Due after 1 year through 5 years	622.6
Due after 5 years through 10 years	492.5
Due after 10 years	361.7
Total	$1,653.8

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $16.0 million and $191.5 million were included in the categories "Due after 1 year through 5 years" and "Due after 10 years," respectively, in the table above.

In addition, from time to time, the Company has made advances to its agents. We generally owe settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2020, amounts advanced to agents were $108.8 million, and the related allowance for credit losses was immaterial.

11. Stockholders’ Deficit

Accumulated Other Comprehensive Loss

The following table details reclassifications out of Accumulated other comprehensive loss (“AOCL”) and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Condensed Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
	Income Statement	March 31,
Income for the period (in millions)	Location	2020	2019
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$0.6	$—
Income tax expense	Provision for income taxes	(0.2)	—
Total reclassification adjustments related to investment securities, net of tax		0.4	—
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	6.6	1.4
Interest rate contracts	Interest expense	(0.2)	—
Income tax expense	Provision for income taxes	(0.1)	—
Total reclassification adjustments related to cash flow hedges, net of tax		6.3	1.4
Amortization of components of defined benefit plans:
Actuarial loss	Other income, net	(3.0)	(2.7)
Income tax benefit	Provision for income taxes	0.7	0.2
Total reclassification adjustments related to defined benefit plans, net of tax		(2.3)	(2.5)
Total reclassifications, net of tax		$4.4	$(1.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the components of AOCL, net of tax on the accompanying Condensed Consolidated Balance Sheets were as follows (in millions):

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)
Unrealized gains	7.2	27.3	—	—	34.5
Tax expense	(1.1)	(0.3)	—	—	(1.4)
Amounts reclassified from AOCL into earnings, net of tax	(0.4)	(6.3)	—	2.3	(4.4)
As of March 31, 2020	$30.4	$17.1	$(101.2)	$(126.6)	$(180.3)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2018	$(1.1)	$7.4	$(101.2)	$(136.1)	$(231.0)
Unrealized gains	16.8	4.4	—	—	21.2
Tax benefit/(expense)	(3.8)	0.9	—	—	(2.9)
Amounts reclassified from AOCL into earnings, net of tax	—	(1.4)	—	2.5	1.1
As of March 31, 2019	$11.9	$11.3	$(101.2)	$(133.6)	$(211.6)

Cash Dividends Paid

During the first quarter of 2020 and 2019, the Company's Board of Directors declared cash dividends of $0.225 and $0.20 per common share, respectively, representing $92.4 million and $87.4 million in total dividends, which were paid on March 31, 2020 and March 29, 2019, respectively.

Share Repurchases

During the three months ended March 31, 2020 and 2019, 8.5 million and 9.7 million shares were repurchased for $217.4 million and $175.0 million, respectively, excluding commissions, at an average cost of $25.45 and $18.06, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of March 31, 2020, the Company has temporarily paused share repurchases, and $782.6 million remained available under the share repurchase authorizations approved by the Company’s Board of Directors through December 31, 2021. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2020, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2020 and December 31, 2019 were as follows (in millions):

March 31, 2020
Contracts designated as hedges:
Euro	$388.1
Canadian dollar	98.3
British pound	55.5
Australian dollar	35.1
Swiss franc	31.5
Other (a)	49.1
Contracts not designated as hedges:
Euro	$251.7
Indian rupee	82.6
British pound	59.1
Mexican peso	39.5
Brazilian real	33.2
Japanese yen	26.5
Other (a)	156.9
(a)	Comprised of exposures to various currencies as of March 31, 2020. None of these individual currency exposures is greater than $25 million.

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

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $87.5 million and $84.7 million for the three months ended March 31, 2020 and 2019, respectively, and included in Revenues in the Company’s Condensed Consolidated Statements of Income. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations as of March 31, 2020 and December 31, 2019 was approximately $7.5 billion. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the Canadian dollar.

Interest Rate Hedging

From time to time, the Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term, variable rate payments in order to manage its overall exposure to interest rate fluctuations. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within Borrowings in the Condensed Consolidated Balance Sheets. Interest expense in the Condensed Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On November 15, 2019, the Company terminated its interest rate swaps designated as fair value hedges in connection with the repayment of $324.9 million of aggregate principal amount unsecured notes in the fourth quarter of 2019, and received cash of $0.9 million. Therefore, as of March 31, 2020 and December 31, 2019, the Company did not have any interest rate swaps designated as fair value hedges.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2020	2019	Location	2020	2019
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$37.0	$21.0	Other liabilities	$0.2	$4.8
Total derivatives designated as hedges		$37.0	$21.0		$0.2	$4.8
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$362.5	$182.0	Other liabilities	$317.5	$151.0
Foreign currency	Other assets	1.7	1.5	Other liabilities	5.8	3.7
Total derivatives not designated as hedges		$364.2	$183.5		$323.3	$154.7
Total derivatives		$401.2	$204.5		$323.5	$159.5
(a)	In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align with the performance in the underlying derivatives business.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2020 and December 31, 2019 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the Condensed	in the Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Consolidated
March 31, 2020	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$238.7	$—	$238.7	$(147.3)	$91.4
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	162.5
Total	$401.2

December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$95.3	$—	$95.3	$(74.7)	$20.6
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.2
Total	$204.5

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the Condensed	in the Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Consolidated
March 31, 2020	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$205.2	$	$205.2	$(147.3)	$57.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	118.3
Total	$323.5

December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$121.8	$—	$121.8	$(74.7)	$47.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	37.7
Total	$159.5

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

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019
Foreign currency derivatives (a)	$27.3	$4.4
(a)	For the three months ended March 31, 2020 and 2019, gains/(losses) of $3.5 million and $0.5 million, respectively, represent the amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax gains/(losses) from fair value and cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020		2019
		Interest		Interest
	Revenues	Expense	Revenues	Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$1,190.0	$(32.9)	$1,337.0	$(39.7)
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate derivatives:
Hedged items	—	—	—	(0.3)
Derivatives designated as hedging instruments	—	—	—	0.4
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	6.6	(0.2)	1.4	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	3.5	—	2.3	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	1.3	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three months ended March 31, 2020 and 2019 (in millions):

		Three Months Ended
		March 31,
Derivatives (a)	Location	2020	2019
Foreign currency derivatives (b)	Selling, general, and administrative	$29.2	$6.6
Foreign currency derivatives	Revenues	—	0.2
Total gain/(loss)		$29.2	$6.8
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

(b)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $(51.0) million and $(10.8) million for the three months ended March 31, 2020 and 2019, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on March 31, 2020 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $18.3 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Commercial paper (a)	$85.0	$245.0
Notes:
3.600% notes due 2022 (b)	500.0	500.0
4.250% notes due 2023 (b)	300.0	300.0
2.850% notes due 2025 (b)	500.0	500.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowing (effective rate of 2.3%)	950.0	950.0
Total borrowings at par value	3,085.0	3,245.0
Debt issuance costs and unamortized discount, net	(14.9)	(15.7)
Total borrowings at carrying value (c)	$3,070.1	$3,229.3
(a)	Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of March 31, 2020 had a weighted-average annual interest rate of approximately 3.5% and a weighted-average term of approximately 1 day.
(b)	The difference between the stated interest rate and the effective interest rate is not significant.
(c)	As of March 31, 2020, the Company’s weighted-average effective rate on total borrowings was approximately 3.9%.

The following summarizes the Company’s maturities of notes and term loan at par value as of March 31, 2020 (in millions):

Due within 1 year	$11.9
Due after 1 year through 2 years	547.5
Due after 2 years through 3 years	59.4
Due after 3 years through 4 years	1,131.2
Due after 4 years through 5 years	500.0
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

14. Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2020 and 2019 is based on the estimated annual effective tax rate, in addition to discrete items. The Company’s effective tax rates on pre-tax income were 12.5% and 19.9% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2020 compared to the prior period is primarily due to an increase in previously forecasted 2019 domestic pre-tax income due to the sales of the Speedpay and Paymap businesses and net discrete benefits in the current period. The Company derives its pre-tax income from both foreign and domestic sources. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements and are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2020 and December 31, 2019 was $290.3 million and $293.9 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $280.3 million and $283.4 million as of March 31, 2020 and December 31, 2019, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Condensed Consolidated Statements of Income and records the associated liability in Income taxes payable in its Condensed Consolidated Balance Sheets. The Company recognized ($1.2 million) and $1.0 million of interest and penalties during the three months ended March 31, 2020 and 2019, respectively. The Company has accrued $25.9 million and $27.1 million for the payment of interest and penalties as of March 31, 2020 and December 31, 2019, respectively.

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

15. Stock-Based Compensation Plans

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $12.5 million and $13.7 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2020, the Company granted 0.5 million options at a weighted-average exercise price of $26.50 and 2.4 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $25.99. As of March 31, 2020, the Company had 4.9 million outstanding options at a weighted-average exercise price of $19.20, of which 3.8 million options were exercisable at a weighted-average exercise price of $18.42. The Company had 7.2 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $20.78 as of March 31, 2020.

16. Segments

As described in Note 1, the Company classifies its business into two segments: Consumer-to-Consumer and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s CODM in allocating resources and assessing performance.

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The Company’s multi-currency money transfer service is provided through one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. The Company includes Digital Money Transfer transactions in its regions. By means of common processes and systems, these

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

regions, including Digital Money Transfer transactions, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

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

The following table presents the Company’s reportable segment results for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Consumer-to-Consumer	$1,015.4	$1,056.9
Business Solutions	98.4	95.6
Other (a)	76.2	184.5
Total consolidated revenues	$1,190.0	$1,337.0
Operating income:
Consumer-to-Consumer	$209.9	$233.3
Business Solutions	13.9	8.6
Other (a)	19.9	9.3
Total segment operating income (b)	243.7	251.2
Restructuring-related expenses (Note 5)	(10.5)	—
Total consolidated operating income	$233.2	$251.2
(a)	Other primarily consists of the Company’s electronic-based and cash-based bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. Speedpay revenues and direct operating expenses included in the Company’s results were $88.2 million and $67.6 million, respectively, for the three months ended March 31, 2019. Paymap revenues and direct operating expenses included in the Company’s results were $3.7 million and $1.7 million, respectively, for the three months ended March 31, 2019.
(b)	In the first quarter of 2020, the Company changed its expense allocation method so that its corporate data center and network engineering information technology expenses are allocated based on a percentage of relative revenue. In 2019, these costs had been allocated based in part on a percentage of relative transactions. The Company believes that an allocation method based fully on relative revenue presents a more representative view of segment profitability, as certain of the Company’s services, particularly some of its bill payment services and its money order services, have much lower revenues per transaction than the Company’s other services. For the three months ended March 31, 2019, this change would have decreased Consumer-to-Consumer operating income and increased Other operating income by $13.1 million. Business Solutions was not materially impacted by the change in the allocation method.

17. Subsequent Event

In the later part of March 2020, the Company began experiencing decreases in Consumer-to-Consumer transactions as a result of COVID-19. For example, although the impacts varied by week and region, the Company experienced a decline of approximately 20% in transactions, on average, during the second half of March, compared to the same period in the prior year. This decline was caused by decreases in transactions from the Company’s walk-in retail business and was partially offset by an increase in transactions initiated through westernunion.com.

The Company expects that total revenues in the second quarter of 2020 will be negatively impacted by the effects of COVID-19, which could continue to negatively impact revenue into subsequent periods. The duration and severity of the pandemic, including the responses of government authorities to the pandemic and the macro economic consequences, are uncertain. The Company expects that its results will continue to be adversely impacted as long as such factors persist.

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report on Form 10-Q. This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "targets," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook," and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our," or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the Risk Factors section and throughout the Annual Report on Form 10-K for the year ended December 31, 2019. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns or other events, such as public health emergencies, epidemics, or pandemics such as COVID-19, civil unrest, war, terrorism, or natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including electronic, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models; political conditions and related actions, including trade restrictions and government sanctions, in the United States and abroad, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents or clients; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures, and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill; decisions to change our business mix; our ability to realize the anticipated benefits from restructuring-related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; failure to manage credit and fraud risks presented by our agents, clients, and consumers; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents, or their subagents in establishing or maintaining relationships with banks needed to conduct our services; changes in tax laws or their interpretation, any subsequent regulation, and potential related state income tax impacts, and unfavorable resolution of tax contingencies; adverse rating actions by credit rating agencies; our ability to protect our brands and our other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents, or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, such as those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney’s Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the "Joint Settlement Agreements"); liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation ("GDPR") in the European Union ("EU") and the California Consumer Privacy Act; failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection and derivative transactions; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations, or industry standards affecting our business; and (iii) other events, such as: catastrophic events; and management’s ability to identify and manage these and other risks.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2020 compared to the same period in 2019. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus (“COVID-19”) a pandemic, and governments throughout the world instituted various actions such as lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses in an effort to reduce the spread of COVID-19. These actions have negatively impacted our ability to offer our services through a portion of our locations and our retail agent locations, at least temporarily. We experienced a significant decline in our Consumer-to-Consumer transactions in the second half of March and similar trends in April, which we believe is due in part to economic decline and uncertainty resulting from the outbreak. As a result, our revenues for the first quarter of 2020, specifically in the later part of March, were negatively impacted. And, while the duration and severity of this pandemic and the related impacts are uncertain, we expect that our results of operations in the second quarter of 2020 will be negatively impacted by the effects of COVID-19. We expect that to the extent the pandemic or the related macro economic consequences continue, we will continue to experience negative impacts on our results of operations, including the potential for increased credit losses or intangible asset impairments in future periods.

Our revenues and operating income for the three months ended March 31, 2020 were negatively impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $47.3 million for the three months ended March 31, 2020, relative to the corresponding period in the prior year. Included within this amount is an impact related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $36.7 million for the three months ended March 31, 2020, relative to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $23.7 million for the three months ended March 31, 2020, relative to the corresponding period in the prior year. Included within this amount is an impact related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $5.7 million for the three months ended March 31, 2020, relative to the corresponding period in the prior year.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States electronic bill payments business known as “Speedpay,” which had been included as a component of Other in our segment reporting. We received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million in the second quarter of 2019 in the all-cash transaction that closed on May 9, 2019. Speedpay revenues and direct operating expenses included in our results were $88.2 million and $67.6 million, respectively, for the three months ended March 31, 2019.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019	% Change
Revenues	$1,190.0	$1,337.0	(11)%
Expenses:
Cost of services	683.4	785.0	(13)%
Selling, general, and administrative	273.4	300.8	(9)%
Total expenses	956.8	1,085.8	(12)%
Operating income	233.2	251.2	(7)%
Other income/(expense):
Interest income	1.6	2.1	(23)%
Interest expense	(32.9)	(39.7)	(17)%
Other income, net	—	2.5	(a)
Total other expense, net	(31.3)	(35.1)	(11)%
Income before income taxes	201.9	216.1	(7)%
Provision for income taxes	25.2	43.0	(41)%
Net income	$176.7	$173.1	2%
Earnings per share:
Basic	$0.43	$0.40	8%
Diluted	$0.42	$0.39	8%
Weighted-average shares outstanding:
Basic	414.3	437.7
Diluted	418.3	439.9
(a)	Calculation not meaningful.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. We have also disclosed the impact of divestitures on our revenues in the table below. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the same period of the prior year. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2020 compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019	% Change
Revenues, as reported - (GAAP)	$1,190.0	$1,337.0	(11)%
Foreign currency impact (a)			4%
Divestitures impact (b)			6%
Revenue change, constant currency adjusted and excluding divestitures - (Non-GAAP)			(1)%
(a)	Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $47.3 million for the three months ended March 31, 2020 when compared to foreign currency rates in the prior year period. Included within this amount is an impact related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $36.7 million for the three months ended March 31, 2020, when compared to foreign currency rates in the prior year period.
(b)	In May 2019, we sold a substantial majority of our United States based electronic bill payments services. Speedpay revenues included in our results were $88.2 million for the three months ended March 31, 2019. Paymap Inc. (“Paymap”), which we sold in May 2019, provides electronic mortgage bill payment services, and related revenues included in our results were $3.7 million for the three months ended March 31, 2019.

For the three months ended March 31, 2020, GAAP revenues decreased when compared to the corresponding period in the prior year primarily due to the divestitures of the Speedpay and Paymap businesses during the second quarter of 2019, fluctuations in the exchange rate between the United States dollar and other currencies, and impacts from the worldwide actions related to COVID-19, as discussed above. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 4% for the three months ended March 31, 2020. The decrease in revenues constant currency adjusted and excluding divestitures (Non-GAAP) for the three months ended March 31, 2020 was primarily the result of the impacts from the worldwide actions related to COVID-19, as discussed above.

Operating Expenses Overview

Enhanced Regulatory Compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity. We also continue to improve consumer protection, including enhancements related to the Joint Settlement Agreements and the New York State Department of Financial Services Consent Order described further in Part I, Item 1, Financial Statements, Note 8, Commitments and Contingencies, and similar regulations outside the United States, and other matters. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition, and results of operations.

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

For the three months ended March 31, 2020, we incurred $10.5 million related to this plan, the majority of which is related to consulting service fees, severance, and other costs. Of this amount, $0.9 million and $9.6 million are included within Cost of services and Selling, general, and administrative, respectively, in the Condensed Consolidated Statements of Income. Refer to Part I, Item 1, Financial Statements, Note 5, Restructuring-Related Expenses for further discussion.

These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that we have previously incurred and can reasonably be expected to incur in the future.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three months ended March 31, 2020. Cost of services decreased for the three months ended March 31, 2020 compared to the corresponding period in the prior year due to the Speedpay divestiture during the second quarter of 2019 and a decrease in agent commissions in our Consumer-to-Consumer money transfer business, which vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three months ended March 31, 2020 compared to the corresponding period in the prior year due to a decrease in employee-related expenses, including incentive compensation, a decrease in costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, and savings from our restructuring plan. These decreases were partially offset by restructuring-related expenses, including consulting service fees, severance, and other costs, and the impacts of the strengthening of the United States dollar against certain foreign currencies.

Total Other Income/Expense, Net

Total other income/expense, net decreased for the three months ended March 31, 2020 compared to the corresponding period in the prior year primarily due to a decrease in interest expense driven by a lower weighted-average interest rate on our outstanding debt.

Income Taxes

Our effective tax rates on pre-tax income were 12.5% and 19.9% for the three months ended March 31, 2020 and 2019. The decrease in our effective tax rate for the three months ended March 31, 2020 compared to the prior period is primarily due to an increase in previously forecasted 2019 domestic pre-tax income due to the sales of the Speedpay and Paymap businesses, and net discrete benefits in the current period.

We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2020, the total amount of tax contingency reserves was $304.7 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings Per Share

During the three months ended March 31, 2020 and 2019, basic earnings per share were $0.43 and $0.40, respectively, and diluted earnings per share were $0.42 and $0.39, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2020 and 2019, there were 1.1 million and 4.4 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for the three months ended March 31, 2020 compared to the corresponding period in the prior year were impacted by the previously described factors impacting net income and a lower number of shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions.

During the three months ended March 31, 2020, we incurred $10.5 million of restructuring-related expenses, as further discussed above. While certain of these expenses may be identifiable to our segments, primarily to our Consumer-to-Consumer segment, they have been excluded from the measurement of segment operating income provided to the Chief Operating Decision Maker for purposes of assessing segment performance and decision making with respect to resource allocation.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Consumer-to-Consumer	85%	79%
Business Solutions	8%	7%
Other	7%	14%
	100%	100%

In the first quarter of 2020, we changed our expense allocation method so that our corporate data center and network engineering information technology expenses are allocated based on a percentage of relative revenue. In 2019, these costs had been allocated based in part on a percentage of relative transactions. We believe that an allocation method based fully on relative revenue presents a more representative view of segment profitability, as certain of our services, particularly some of our bill payment services and our money order services, have much lower revenues per transaction than our other services. For the three months ended March 31, 2019, this change would have decreased Consumer-to-Consumer operating income and increased Other operating income by $13.1 million. Business Solutions was not materially impacted by the change in the allocation method.

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(dollars and transactions in millions)	2020	2019	% Change
Revenues	$1,015.4	$1,056.9	(4)%
Operating income	$209.9	$233.3	(10)%
Operating income margin	21%	22%
Key indicator:
Consumer-to-Consumer transactions	66.8	69.1	(3)%

Our Consumer-to-Consumer money transfer service, including our online money transfer transactions conducted and funded through websites and mobile apps marketed under our brands (“westernunion.com”) and transactions initiated on internet and mobile applications hosted by our third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”) is provided through one interconnected global network where a money transfer can be sent from one location to another, around the world. The segment includes five geographic regions whose functions are primarily related to generating, managing and maintaining agent relationships and localized marketing activities. We include Digital Money Transfer transactions in our regions. By means of common processes and systems, these regions, including Digital Money Transfer transactions, create an interconnected network for consumer transactions, thereby constituting one global Consumer-to-Consumer money transfer business and one operating segment.

The geographic split for transactions and revenue in the table that follows, including Digital Money Transfer transactions, is determined entirely based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Digital Money Transfer transactions for the three months ended March 31, 2020 and 2019, respectively. Where reported separately in the discussion below, Digital Money Transfer and westernunion.com consist of 100% of the transactions conducted and funded through those respective channels.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues overview above.

	Three Months Ended March 31, 2020
	Revenue Growth/	Foreign	Constant Currency
	(Decline), as	Exchange	Revenue Growth/	Transaction
	Reported -	Translation	(Decline) (a) -	Growth/
	(GAAP)	Impact	(Non-GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	(2)%	0%	(2)%	(5)%
Europe and Russia/CIS ("EU & CIS")	(5)%	0%	(5)%	1%
Middle East, Africa, and South Asia ("MEASA")	3%	0%	3%	1%
Latin America and the Caribbean ("LACA") (b)	(11)%	(8)%	(3)%	(5)%
East Asia and Oceania ("APAC")	(10)%	(1)%	(9)%	(14)%
Total Consumer-to-Consumer growth/(decline):	(4)%	(1)%	(3)%	(3)%

Digital Money Transfer (c)	21%	(1)%	22%	42%
westernunion.com (c)	13%	(1)%	14%	15%

(a)	Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.
(b)	Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation.
(c)	Digital Money Transfer revenues have been included in the regions above. As noted above, westernunion.com is a subset of Digital Money Transfer and is included in the regions and Digital Money Transfer revenues.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	38%	38%
EU & CIS	31%	32%
MEASA	16%	15%
LACA	9%	9%
APAC	6%	6%

Digital Money Transfer, which is included in the regional percentages above, represented approximately 16% and 13% of our Consumer-to-Consumer revenues for the three months ended March 31, 2020 and 2019, respectively.

Our consumers transferred $20.6 billion and $20.9 billion in Consumer-to-Consumer principal for the three months ended March 31, 2020 and 2019, respectively, of which $19.1 billion related to cross-border principal for each of those periods.

Revenues

Consumer-to-Consumer money transfer revenue decreased 4% for the three months ended March 31, 2020, primarily due to a transaction decline of 3% in the first quarter of 2020, compared to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the three months ended March 31, 2020 compared to the corresponding period in the prior year. Constant currency revenue decreased 3% for the three months ended March 31, 2020. As discussed further below, the decrease was primarily due to revenue declines from our retail business as a result of COVID-19, partially offset by growth in Digital Money Transfer. The constant currency revenue declines were driven by a decline in transactions sent from Europe, the U.S., and APAC, partially offset by constant currency revenue growth in the Middle East.

The decline in transactions compared to the prior year was primarily a result of COVID-19, which caused governments around the world to institute various protective measures in an effort to slow the spread of the virus. These measures, which include lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses, have negatively impacted our ability to offer services through some of our retail agent locations across all of our regions. The COVID-19 outbreak and associated public health measures have also resulted in a decline in economic activity that has recently negatively impacted our transaction volumes.

In the later part of March 2020, we started to experience a decrease in Consumer-to-Consumer transactions as a result of COVID-19. For example, although the impacts varied by week and region, we experienced a decline of approximately 20% in transactions, on average, during the second half of March, compared to the same period in the prior year. This decline was caused by decreases in transactions from our retail business and was partially offset by an increase in transactions initiated through westernunion.com.

We expect that total Consumer-to-Consumer revenues in the second quarter of 2020 will continue to be negatively impacted by the effects of COVID-19, which could continue to negatively impact revenue into subsequent periods. The duration and severity of the pandemic, including the responses of government authorities to the pandemic and the macro economic consequences, are uncertain. We expect that our results will continue to be adversely impacted as long as such factors persist.

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

Operating Income

Consumer-to-Consumer operating income decreased 10% for the three months ended March 31, 2020 compared to the corresponding period in the prior year. Results for the three months ended March 31, 2020 were negatively impacted by the decrease in revenues, the strengthening of the United States dollar against certain foreign currencies, and increased allocations of certain information technology expenses, as previously discussed above, partially offset by decreases in employee-related expenses, including incentive compensation and as a result of savings from our restructuring plan.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019	% Change
Revenues	$98.4	$95.6	3%
Operating income	$13.9	$8.6	61%
Operating income margin	14%	9%

(a)	Calculation not meaningful.

Revenues

Business Solutions revenue increased 3% for the three months ended March 31, 2020 compared to the corresponding period in the prior year primarily due to strong hedging activity, which generally varies with currency volatility. Fluctuations in the exchange rate between the United States dollar and other currencies negatively impacted revenue by 2% for the three months ended March 31, 2020. While we believe revenues from hedging activity were aided by currency volatility, including as a result of COVID-19, we expect that the resulting downturn in economic conditions and trade could cause a decline in our cross-currency payments and result in an overall reduction to segment revenues in the second quarter of 2020, and potentially subsequent periods.

Operating Income

For the three months ended March 31, 2020, operating income and operating income margin increased when compared to the corresponding period in the prior year due to the impact of revenue growth, as discussed above, and a reduction in employee-related expenses.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services. As previously described, we entered into an agreement on February 28, 2019 to sell Speedpay and closed the transaction on May 9, 2019. Speedpay revenues and direct operating expenses included in our results were $88.2 million and $67.6 million, respectively, for the three months ended March 31, 2019.

On May 6, 2019, we completed the sale of Paymap for contingent consideration and immaterial cash proceeds received at closing. Paymap revenues and direct operating expenses included in our results were $3.7 million and $1.7 million, respectively, for the three months ended March 31, 2019.

The following table sets forth Other results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in millions)	2020	2019	% Change
Revenues	$76.2	$184.5	(59)%
Operating income	$19.9	$9.3	(a)
Operating income margin	26%	5%

(a)	Calculation not meaningful.

Revenues

Other revenue decreased 59% for the three months ended March 31, 2020 compared to the corresponding period in the prior year primarily due to the impact of the sale of Speedpay. In addition, the decrease in revenues was also due to a decrease in our Argentine bill payments business primarily due to the strengthening of the United States dollar against the Argentine peso. The decrease for the three months ended March 31, 2020 was partially offset by an increase in local currency revenue per transaction, primarily due to inflation.

As discussed in the Consumer-to-Consumer Revenues section above, we believe that Other revenues will also be negatively impacted by COVID-19 and its related impacts in the second quarter of 2020, and potentially subsequent periods, due primarily to decreases in our cash-based bill payments services offered at retail locations.

Operating Income

Other operating income increased for the three months ended March 31, 2020 compared to the corresponding period in the prior year due to the change in allocated information technology expenses, as previously discussed, and a decrease in costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, partially offset by a decrease in revenues, net of a reduction in direct expenses, from the Speedpay and Paymap divestitures.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings and timing of income tax payments, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. These payments are typically due in the second quarter of each year through 2025; however, due to the Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020, the due date for the 2020 payment has been extended to July 2020.

Our future cash flows could be impacted by a variety of factors, some of which are out of our control. These factors include, but are not limited to, changes in economic conditions, especially those impacting migrant populations and including as a result of COVID-19 related impacts, changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters, and the settlement or resolution of legal contingencies. During the three months ended March 31, 2020, we observed some delays in collections of agent receivables due to COVID-19 agent location closures and other impacts. We believe these delays were largely temporary as certain agents were not able to remit settlement funds to us during lockdowns or other stay-at-home orders; however, some of our agents are small businesses and may not easily be able to resume operations due to COVID-19. These delays, along with a potential reduction in cash generated from our operating activities, may have a negative impact on our liquidity in future periods. The duration and severity of COVID-19 and related impacts are uncertain, but we believe we are taking appropriate measures to attempt to address liquidity-related considerations by evaluating, monitoring, and assessing the creditworthiness and credit risk ratings of our agents and customers.

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

Assuming that our operations are not significantly affected by the COVID-19 pandemic for a protracted period, we currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of March 31, 2020, we had no outstanding borrowings on our Revolving Credit Facility and $85.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $1,072.8 million and $1,450.5 million, respectively. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1.7 billion as of March 31, 2020 and December 31, 2019, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We experienced an overall increase in the volatility of the value of our investment securities in the later part of the first quarter of 2020, which we believe was primarily related to impacts of COVID-19. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2020, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $112.4 million during the three months ended March 31, 2020, from $239.6 million in the corresponding period in the prior year, primarily as a result of increased incentive and other employee benefit payments, payments related to our restructuring plan, and timing of payments to our agents and vendors. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of March 31, 2020, we have outstanding borrowings at par value of $3,085.0 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2022 to 2040. Our borrowings also include our floating rate term loan.

Our Revolving Credit Facility expires in January 2025 and provides for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility. Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected LIBOR rate plus an interest rate margin of 110 basis points. A facility fee is also payable quarterly at an annual rate of 15 basis points on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of March 31, 2020, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $85.0 million of commercial paper borrowings outstanding as of March 31, 2020. Our commercial paper borrowings as of March 31, 2020 had a weighted-average annual interest rate of approximately 3.5% and a weighted-average term of approximately 1 day. During the three months ended March 31, 2020, the average commercial paper balance outstanding was $177.1 million and the maximum balance outstanding was $498.1 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, and our Revolving Credit Facility available to support the needs of our business.

Our ability to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt and tax obligations will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify acquisitions that align with our long-term strategy. For additional information, please refer to Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2019.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $35.7 million and $37.6 million for the three months ended March 31, 2020 and 2019, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the three months ended March 31, 2020 and 2019, 8.5 million and 9.7 million shares were repurchased for $217.4 million and $175.0 million, respectively, excluding commissions, at an average cost of $25.45 and $18.06, respectively. As of March 31, 2020, we have temporarily paused share repurchases, and $782.6 million remained available under a share repurchase authorization approved by our Board of Directors through December 31, 2021.

Our Board of Directors declared quarterly cash dividends of $0.225 per common share in the first quarter of 2020, representing $92.4 million in total dividends.

Debt Service Requirements

Our 2020 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $668 million remained as of March 31, 2020. We have elected to pay this liability in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in Contractual Obligations located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Restructuring Activities

As previously discussed, on August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our Chief Executive Officer, reducing our headcount, and consolidating various facilities. As of March 31, 2020, the accrual balance related to our restructuring plan was approximately $59 million. We plan to pay these restructuring accruals, and any additional restructuring accruals, using our existing cash balances and cash generated from operations.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $345 million in outstanding letters of credit and bank guarantees as of March 31, 2020 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that we may provide as part of our legal matters described in Part I, Item 1, Financial Statements, Note 8, Commitments and Contingencies.

As of March 31, 2020, our total amount of unrecognized income tax benefits was $314.7 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, for which there were no material changes, included:

●	Income taxes, including income tax contingencies
●	Derivative financial instruments
●	Other intangible assets
●	Goodwill
●	Legal contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed that the fair value of the Business Solutions reporting unit was sensitive to changes in projections for revenue growth rates and EBITDA margins, quantified the decrease in the projected revenue growth rate that would result in the fair value of the reporting unit approximating its carrying value, and described key factors impacting our ability to achieve the projected revenue growth and EBITDA margins. In addition, we are monitoring the development of COVID-19 and evaluating the impact it may have on our Business Solutions reporting unit’s fair value. The reporting unit's fair value continues to be sensitive to changes in projected revenue growth rates and EBITDA margins, which are impacted by these same factors. As of March 31, 2020, the Business Solutions reporting unit had goodwill of $532.0 million.

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

We have bill payment, money transfer, and other operations in Argentina, which together represented less than 5% of our total consolidated revenues for the three months ended March 31, 2020 and 2019. The strengthening of the United States dollar against the Argentine peso has had adverse impacts on our historical results of operations and cash flows, as our Argentine peso-denominated revenue and operating income have been reduced when translated into United States dollars for inclusion in our financial statements. During the third quarter of 2019, the Argentine government imposed restrictions that limit the transfer of cash outside of the country. While we manage our working capital balances to have minimal net monetary assets denominated in the Argentine peso, further policy restrictions could cause our cash and cash equivalents held in the Argentine peso to increase in future periods, including as a result of cash flows generated by our operations. Therefore, the continued devaluation of the Argentine peso could adversely affect our results of operations, and limits on repatriating excess cash balances could adversely affect future distributions of excess cash from Argentina or increase the costs of these repatriations.

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

As of December 31, 2019, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $45 million based on our 2020 forecast of unhedged exposure to foreign currency at that date. As of March 31, 2020, we were continuing to evaluate our foreign currency denominated revenues and expenses for the next twelve months, which we expect could change materially due to the effects of COVID-19. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of March 31, 2020 of approximately $2.7 billion. Approximately $1.3 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of March 31, 2020, we had a total of approximately $1.0 billion of borrowings subject to floating interest rates. Interest on $950.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings of $85.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of March 31, 2020, our weighted-average effective rate on total borrowings was approximately 3.9%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $10 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on March 31, 2020. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2020 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $13 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. While we have observed some delays in our collections from agents in connection with COVID-19 agent location closures and other impacts, we believe we are taking appropriate measures to attempt to address liquidity-related considerations by evaluating, monitoring, and assessing the creditworthiness and credit risk ratings of our agents. We believe these delays were largely temporary as certain agents were not able to remit settlement funds to us during lockdowns or other stay-at-home orders; however, some of our agents are small businesses and may not easily be able to resume operations due to COVID-19. In addition, we are exposed to losses directly from consumer transactions, particularly through our electronic channels, where transactions are originated through means other than cash and are therefore subject to "chargebacks," insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business.

We are exposed to credit risk in our Business Solutions business relating to: (i) derivatives written by us, primarily to our customers, and (ii) the extension of trade credit when transactions are paid to recipients prior to our receiving cleared funds from the sending customers. For the derivatives, the duration of these contracts at inception is generally less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. For those receivables where we have extended trade credit, collection ordinarily occurs within a few days. However, the collection of our derivative assets and receivables may be affected by COVID-19 as a result of restrictions on the operations of our customers and any financial impacts our customers may face. To mitigate the risk associated with potential customer defaults, we perform credit reviews of the customer on an ongoing basis, and, for our derivatives, we may require certain customers to post or increase collateral.

Our losses have been approximately 1.5% or less of our consolidated revenues in all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under Risk Management in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2020, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

As a result of COVID-19, many of our worldwide corporate offices have temporarily closed, compelling us to implement business continuity plans in these locations. While our employees in these locations are telecommuting, these plans have resulted in some changes to our processes, including as to how employees access our systems and review and approve work. While we continue to transition certain functions to existing Company facilities and third-party providers, as discussed above, travel restrictions and telecommuting related to COVID-19 have shifted our procedures away from our centralized offices. Management believes it is taking the necessary steps to monitor and maintain appropriate internal control over financial reporting during this time.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income, cash flows, and stockholders’ deficit for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows, and stockholders’ equity/(deficit) for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 20, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2020

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 8, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

The COVID-19 pandemic, and the perception of its effects, has negatively impacted our business, and the extent to which it will further impact our business depends on future developments, which are highly uncertain and difficult to predict. The effects of the pandemic could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The global spread of the coronavirus (COVID-19) has created significant macroeconomic uncertainty, volatility, and disruption. In response, many governments have implemented policies intended to stop or slow the further spread of the disease, such as lockdowns, shelter-in-place orders, or restricted movement guidelines, and these measures may remain in place for a significant period of time. These policies have resulted in lower consumer and commercial activity across many markets and the closure of Western Union locations and agent locations in certain areas. For example, customers have experienced and are continuing to experience reduced access to retail agent locations due to temporary closures in many geographies, including areas of China, Italy, Spain and other parts of Europe, the Middle East, India, Argentina, and parts of the United States. Additionally, as money transfer services offered through our retail agent locations contribute a majority of our Consumer-to-Consumer revenue, our business may be negatively impacted by these temporary closures to a greater extent than others in our industry who are not as reliant on retail locations. We experienced a significant decline in our Consumer-to-Consumer transactions in the second half of March and similar trends in April, which we believe is due in part to economic uncertainty and increased unemployment resulting from the outbreak. Further, a continued global economic downturn, including further increases in unemployment, that may result from lower consumer and commercial activity may continue to decrease our transaction volumes. Our revenues for the first quarter of 2020, specifically in the later part of March, were negatively impacted as a result of COVID-19 related responses. And, while the duration and severity of this pandemic and related impacts are uncertain, we expect that our results of operations in the second quarter of 2020 will be negatively impacted by COVID-19, and subsequent periods may also be negatively impacted.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be recommended or required by government authorities or that we determine are in the best interests of our employees, customers, clients and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak continues to impact our business, financial condition, results of operations or cash flows will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and geographic spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its effects on consumer behavior and demand, its effects on migrants and immigration patterns and regulations, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, changes in customer behavior or demand, or increased unemployment that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2020:

				Remaining Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
January 1 - 31	3,403,030	$26.90	3,396,075	$908.7
February 1 - 29	3,823,010	$26.00	3,173,087	$826.1
March 1 - 31	1,997,324	$22.03	1,973,160	$782.6
Total	9,223,364	$25.47	8,542,322

(a)   These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

(b)   On February 28, 2019, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, of which $782.6 million remained available as of March 31, 2020. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date: May 5, 2020	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020	By:	/s/ Raj Agrawal
Raj Agrawal
Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2020	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)