Form 10-Q
period 2020-06-30
Western Union CO
filed 2020-08-05
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of July 31, 2020, 411,003,966 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$1,114.7	$1,340.5	$2,304.7	$2,677.5
Expenses:
Cost of services	662.2	776.4	1,345.6	1,561.4
Selling, general, and administrative	230.7	305.2	504.1	606.0
Total expenses	892.9	1,081.6	1,849.7	2,167.4
Operating income	221.8	258.9	455.0	510.1
Other income/(expense):
Gain on divestitures of businesses (Note 4)	—	524.6	—	524.6
Interest income	0.8	1.0	2.4	3.1
Interest expense	(29.3)	(38.6)	(62.2)	(78.3)
Other income/(expense), net	(0.1)	(0.3)	(0.1)	2.2
Total other income/(expense), net	(28.6)	486.7	(59.9)	451.6
Income before income taxes	193.2	745.6	395.1	961.7
Provision for income taxes	31.3	130.8	56.5	173.8
Net income	$161.9	$614.8	$338.6	$787.9
Earnings per share:
Basic	$0.39	$1.43	$0.82	$1.82
Diluted	$0.39	$1.42	$0.81	$1.81
Weighted-average shares outstanding:
Basic	411.5	430.0	412.9	433.8
Diluted	413.6	432.3	415.9	436.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$161.9	$614.8	$338.6	$787.9
Other comprehensive income, net of reclassifications and tax (Note 11):
Unrealized gains on investment securities	19.5	9.9	25.2	22.9
Unrealized gains/(losses) on hedging activities	(19.1)	(5.9)	1.6	(2.0)
Defined benefit pension plan adjustments	2.1	1.9	4.4	4.4
Total other comprehensive income	2.5	5.9	31.2	25.3
Comprehensive income	$164.4	$620.7	$369.8	$813.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$1,181.6	$1,450.5
Settlement assets	3,522.3	3,296.7
Property and equipment, net of accumulated depreciation of $643.7 and $616.5, respectively	167.5	186.9
Goodwill	2,566.6	2,566.6
Other intangible assets, net of accumulated amortization of $995.7 and $961.5, respectively	473.9	494.9
Other assets	795.1	762.9
Total assets	$8,707.0	$8,758.5
Liabilities and stockholders' deficit
Liabilities:
Accounts payable and accrued liabilities	$466.9	$601.9
Settlement obligations	3,522.3	3,296.7
Income taxes payable	1,005.5	1,019.7
Deferred tax liability, net	167.9	152.1
Borrowings	3,085.8	3,229.3
Other liabilities	532.0	498.3
Total liabilities	8,780.4	8,798.0

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 411.0 shares and 418.0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4.1	4.2
Capital surplus	860.5	841.2
Accumulated deficit	(760.2)	(675.9)
Accumulated other comprehensive loss	(177.8)	(209.0)
Total stockholders' deficit	(73.4)	(39.5)
Total liabilities and stockholders' deficit	$8,707.0	$8,758.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$338.6	$787.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32.0	38.2
Amortization	83.3	91.4
Gain on divestitures of businesses, excluding transaction costs (Note 4)	—	(532.1)
Other non-cash items, net	63.9	52.3
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(16.6)	12.3
Accounts payable and accrued liabilities	(130.9)	(59.3)
Income taxes payable	(19.2)	21.5
Other liabilities	(3.3)	(9.6)
Net cash provided by operating activities	347.8	402.6
Cash flows from investing activities
Payments for capitalized contract costs	(46.0)	(24.5)
Payments for internal use software	(22.3)	(19.1)
Purchases of property and equipment	(15.9)	(31.4)
Proceeds from the sale of former corporate headquarters (Note 4)	44.2	—
Proceeds from divestitures of businesses, net of cash divested (Note 4)	—	732.6
Purchases of non-settlement related investments	(2.2)	(4.5)
Proceeds from maturity of non-settlement related investments	0.6	19.8
Purchases of held-to-maturity non-settlement related investments	—	(1.3)
Proceeds from held-to-maturity non-settlement related investments	—	15.4
Other investing activities	(2.6)	—
Net cash (used in)/provided by investing activities	(44.2)	687.0
Cash flows from financing activities
Cash dividends paid	(184.9)	(172.9)
Common stock repurchased (Note 11)	(237.7)	(341.6)
Net (repayments of)/proceeds from commercial paper	(145.0)	143.0
Principal payments on borrowings	—	(500.0)
Proceeds from exercise of options	1.5	20.5
Other financing activities	(0.7)	(0.8)
Net cash used in financing activities	(566.8)	(851.8)
Net change in cash, cash equivalents, and restricted cash	(263.2)	237.8
Cash, cash equivalents, and restricted cash at beginning of period	1,456.8	979.7
Cash, cash equivalents, and restricted cash at end of period	$1,193.6	$1,217.5
Supplemental cash flow information:
Interest paid	$53.5	$78.1
Income taxes paid	$59.7	$156.6
Cash paid for lease liabilities	$25.6	$24.3
Non-cash lease liabilities arising from obtaining right-of-use assets	$17.8	$269.1
Restricted cash at end of period (included in Other assets)	$12.0	$7.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2019	418.0	$4.2	$841.2	$(675.9)	$(209.0)	$(39.5)
Adoption of new accounting pronouncement (Note 1)	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	176.7	—	176.7
Stock-based compensation	—	—	12.5	—	—	12.5
Common stock dividends and dividend equivalents declared ($0.225 per share)	—	—	—	(93.3)	—	(93.3)
Repurchase and retirement of common shares	(9.2)	(0.1)	—	(235.1)	—	(235.2)
Shares issued under stock-based compensation plans	2.1	—	1.0	—	—	1.0
Other comprehensive income (Note 11)	—	—	—	—	28.7	28.7
Balance, March 31, 2020	410.9	4.1	854.7	(828.2)	(180.3)	(149.7)
Net income	—	—	—	161.9	—	161.9
Stock-based compensation	—	—	5.3	—	—	5.3
Common stock dividends and dividend equivalents declared ($0.225 per share)	—	—	—	(93.3)	—	(93.3)
Repurchase and retirement of common shares	(0.1)	—	—	(0.6)	—	(0.6)
Shares issued under stock-based compensation plans	0.2	—	0.5	—	—	0.5
Other comprehensive income (Note 11)	—	—	—	—	2.5	2.5
Balance, June 30, 2020	411.0	$4.1	$860.5	$(760.2)	$(177.8)	$(73.4)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity/(Deficit)
Balance, December 31, 2018	441.2	$4.4	$755.6	$(838.8)	$(231.0)	$(309.8)
Net income	—	—	—	173.1	—	173.1
Stock-based compensation	—	—	13.7	—	—	13.7
Common stock dividends ($0.20 per share)	—	—	—	(87.4)	—	(87.4)
Repurchase and retirement of common shares	(10.2)	(0.1)	—	(184.9)	—	(185.0)
Shares issued under stock-based compensation plans	1.9	—	1.8	—	—	1.8
Other comprehensive income (Note 11)	—	—	—	—	19.4	19.4
Balance, March 31, 2019	432.9	4.3	771.1	(938.0)	(211.6)	(374.2)
Net income	—	—	—	614.8	—	614.8
Stock-based compensation	—	—	11.6	—	—	11.6
Common stock dividends ($0.20 per share)	—	—	—	(85.5)	—	(85.5)
Repurchase and retirement of common shares	(8.3)	—	—	(161.0)	—	(161.0)
Shares issued under stock-based compensation plans	1.3	—	18.6	—	—	18.6
Other comprehensive income (Note 11)	—	—	—	—	5.9	5.9
Balance, June 30, 2019	425.9	$4.3	$801.3	$(569.7)	$(205.7)	$30.2

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

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. The Company’s other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. See Note 16 for further information regarding the Company’s segments.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of June 30, 2020 and December 31, 2019 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2020 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus a pandemic (“COVID-19”), and governments throughout the world instituted various actions such as lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses in an effort to reduce the spread of COVID-19. These actions have negatively impacted the Company’s ability to offer its services through a portion of its locations and its retail agent locations, at least temporarily. As a result, the Company’s revenues for the second quarter of 2020 were negatively impacted by the effects of COVID-19. Beginning in March 2020, the Company experienced a decrease in transaction volumes, which continued into the second quarter of 2020. The Company believes this decrease is due in part to economic decline and uncertainty resulting from the outbreak. The extent to which the COVID-19 outbreak continues to impact the Company’s business, financial condition, results of operations or cash flows will depend on future developments, which are highly uncertain and are difficult to predict.

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

The Company recognized $1,055.6 million and $1,275.0 million for the three months ended June 30, 2020 and 2019, and $2,178.2 million and $2,550.4 million for the six months ended June 30, 2020 and 2019, respectively, in revenues from contracts with customers. There are no material upfront costs incurred to obtain contracts with customers. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Management has determined that the significant majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and six months ended June 30, 2020 and 2019 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended June 30, 2020
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$399.6	$17.0	$17.1	$14.3	$448.0
Europe and Russia/CIS	301.2	26.2	0.5	0.2	328.1
Middle East, Africa, and South Asia	137.7	0.3	—	—	138.0
Latin America and the Caribbean	54.3	0.6	15.8	2.0	72.7
East Asia and Oceania	55.5	12.9	0.4	—	68.8
Revenues from contracts with customers	$948.3	$57.0	$33.8	$16.5	$1,055.6
Other revenues (a)	28.3	22.4	2.6	5.8	59.1
Total revenues (b)	$976.6	$79.4	$36.4	$22.3	$1,114.7

	Six Months Ended June 30, 2020
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$784.4	$39.2	$39.8	$28.7	$892.1
Europe and Russia/CIS	602.1	57.7	1.3	0.9	662.0
Middle East, Africa, and South Asia	294.6	0.8	0.1	—	295.5
Latin America and the Caribbean	138.7	1.2	39.6	4.1	183.6
East Asia and Oceania	114.6	29.7	0.7	—	145.0
Revenues from contracts with customers	$1,934.4	$128.6	$81.5	$33.7	$2,178.2
Other revenues (a)	57.6	49.2	7.9	11.8	126.5
Total revenues (b)	$1,992.0	$177.8	$89.4	$45.5	$2,304.7

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended June 30, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$424.3	$23.3	$61.1	$14.1	$522.8
Europe and Russia/CIS	339.8	31.6	0.9	1.0	373.3
Middle East, Africa, and South Asia	159.9	0.5	0.1	—	160.5
Latin America and the Caribbean	98.8	1.0	32.3	4.1	136.2
East Asia and Oceania	65.4	16.4	0.4	—	82.2
Revenues from contracts with customers	$1,088.2	$72.8	$94.8	$19.2	$1,275.0
Other revenues (a)	24.7	22.8	11.3	6.7	65.5
Total revenues (b)	$1,112.9	$95.6	$106.1	$25.9	$1,340.5

	Six Months Ended June 30, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (c)	Services	Total
Regions:
North America	$819.8	$45.4	$176.2	$28.6	$1,070.0
Europe and Russia/CIS	663.0	63.5	1.5	1.9	729.9
Middle East, Africa, and South Asia	313.2	1.0	0.2	—	314.4
Latin America and the Caribbean	194.1	2.0	65.9	7.6	269.6
East Asia and Oceania	131.9	33.9	0.7	—	166.5
Revenues from contracts with customers	$2,122.0	$145.8	$244.5	$38.1	$2,550.4
Other revenues (a)	47.8	45.4	20.8	13.1	127.1
Total revenues (b)	$2,169.8	$191.2	$265.3	$51.2	$2,677.5
(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.
(b)	Revenues from "Consumer money transfers" are included in the Company’s Consumer-to-Consumer segment, revenues from "Foreign exchange and payment services" are included in the Company’s Business Solutions segment, and revenues from "Consumer bill payments" and "Other services" are not included in the Company’s segments and are reported as Other. See Note 16 for further information on the Company’s segments.
(c)	On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States based electronic bill payments business known as “Speedpay,” and closed the transaction on May 9, 2019. Included within North America revenues are Speedpay revenues of $37.2 million and $125.4 million for the three and six months ended June 30, 2019, respectively.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above the Company’s average share price during the periods and their effect was

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

anti-dilutive, were 2.6 million and 2.3 million for the three months ended June 30, 2020 and 2019, respectively, and 1.8 million and 3.4 million for the six months ended June 30, 2020 and 2019, respectively.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic weighted-average shares outstanding	411.5	430.0	412.9	433.8
Common stock equivalents	2.1	2.3	3.0	2.3
Diluted weighted-average shares outstanding	413.6	432.3	415.9	436.1

4. Divestitures

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States based electronic bill payments business known as “Speedpay,” which had been included as a component of Other in the Company’s segment reporting. The Company received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million, which is included in Gain on divestitures of businesses in the accompanying Condensed Consolidated Statements of Income, in the all-cash transaction that closed on May 9, 2019. Speedpay revenues and direct operating expenses included in the Company’s results were $37.2 million and $30.6 million, respectively, for the three months ended June 30, 2019 and $125.4 million and $98.2 million, respectively, for the six months ended June 30, 2019.

On May 6, 2019, the Company completed the sale of Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. The Company recorded an immaterial pre-tax gain related to this sale for the three and six months ended June 30, 2019.

In the first quarter of 2020, the Company sold its former corporate headquarters and recorded an immaterial pre-tax net gain on the sale. The proceeds from this sale have been included in Cash flows from investing activities within the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020.

5. Restructuring-Related Expenses

On August 1, 2019, the Company’s Board of Directors approved a plan to change the Company’s operating model and improve its business processes and cost structure by reorganizing the Company’s senior management, including those managers reporting to the Chief Executive Officer, reducing its headcount, and consolidating various facilities. The Company expects to incur approximately $150 million of total expenses through 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, facility closures, lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. The foregoing figures are the Company’s estimates and are subject to change as the plan is anticipated to be completed by the end of 2020.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the activity for the six months ended June 30, 2020 for expenses related to the restructuring accruals, which are included in Accounts payable and accrued liabilities in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020, and the total expenses incurred since the inception of the restructuring plan (in millions):

	Severance and	Facility Relocations
	Related	and Closures,
	Employee	Consulting,
	Benefits	and Other	Total
Balance, December 31, 2019	$71.2	$2.1	$73.3
Expenses (a)	3.4	12.3	15.7
Cash payments	(32.8)	(10.9)	(43.7)
Non-cash benefits/(charges) (a)	0.1	(1.6)	(1.5)
Balance, June 30, 2020	$41.9	$1.9	$43.8

Total expenses incurred-to-date	$101.4	$29.8	$131.2
(a)	Non-cash benefits/(charges) include non-cash write-offs and accelerated depreciation of right-of-use assets and leasehold improvements and a non-cash benefit for adjustments to stock compensation for awards forfeited by employees. These amounts have been removed from the liability balance in the table above as they do not impact the restructuring accruals.

The following table presents restructuring-related expenses as reflected in the Condensed Consolidated Statements of Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of services	$0.8	$—	$1.7	$—
Selling, general, and administrative	4.4	7.4	14.0	7.4
Total expenses, pre-tax	$5.2	$7.4	$15.7	$7.4
Total expenses, net of tax	$5.5	$6.0	$14.7	$6.0

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

The Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of June 30, 2020 and December 31, 2019, total ROU assets were $195.0 million and $199.7 million, respectively, and operating lease liabilities were $234.9 million and $242.3 million, respectively. The ROU assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. Operating lease costs, which are included in Total expenses in the Company’s Condensed Consolidated Statements of Income, were $12.8 million and $14.3 million for the three months ended June 30, 2020 and 2019, respectively, and $26.0 million and $29.3 million for the six months ended

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

June 30, 2020 and 2019, respectively. Short-term and variable lease costs were not material for the three and six months ended June 30, 2020.

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

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities:

June 30, 2020
Weighted-average remaining lease term (in years)	7.6
Weighted-average discount rate	6.2%

The following table represents maturities of operating lease liabilities as of June 30, 2020 (in millions):

Due within 1 year	$49.7
Due after 1 year through 2 years	43.0
Due after 2 years through 3 years	36.4
Due after 3 years through 4 years	32.7
Due after 4 years through 5 years	29.8
Due after 5 years	98.1
Total lease payments	289.7
Less imputed interest	(54.8)
Total operating lease liabilities	$234.9

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
June 30, 2020	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$22.9	$—	$22.9
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,333.8	1,333.8
State and municipal variable-rate demand notes	—	441.3	441.3
Corporate debt securities	—	66.5	66.5
United States government agency mortgage-backed securities	—	60.4	60.4
Other assets:
Derivatives	—	266.5	266.5
Total assets	$22.9	$2,168.5	$2,191.4
Liabilities:
Other liabilities:
Derivatives	$—	$206.3	$206.3
Total liabilities	$—	$206.3	$206.3

	Fair Value Measurement Using		Total
December 31, 2019	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$24.6	$—	$24.6
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	1,257.8	1,257.8
State and municipal variable-rate demand notes	—	276.1	276.1
United States government agency mortgage-backed securities	—	67.2	67.2
Corporate debt securities	—	52.4	52.4
Other United States government agency debt securities	—	34.9	34.9
United States Treasury securities	10.0	—	10.0
Other assets:
Derivatives	—	204.5	204.5
Total assets	$34.6	$1,892.9	$1,927.5
Liabilities:
Other liabilities:
Derivatives	$—	$159.5	$159.5
Total liabilities	$—	$159.5	$159.5

No material non-recurring fair value adjustments or transfers between Level 1 and Level 2 measurements were recorded during the three and six months ended June 30, 2020 and 2019.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of June 30, 2020, the carrying value and fair value of the Company’s borrowings were $3,085.8 million and $3,256.1 million, respectively (see Note 13). As of December 31, 2019, the carrying value and fair value of the Company’s borrowings were $3,229.3 million and $3,372.2 million, respectively.

8. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $360 million in outstanding letters of credit and bank guarantees as of June 30, 2020 that are primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. The Company expects to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that the Company may provide as part of its legal matters, as described below.

Litigation and Related Contingencies

The Company is subject to certain claims and litigation that could result in losses, including damages, fines, and/or civil penalties, which could be significant, and in some cases, criminal charges. The Company regularly evaluates the status of legal matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Furthermore, in determining whether disclosure is appropriate, the Company evaluates each legal matter to assess if there is at least a reasonable possibility that a loss or additional losses may have been incurred and whether an estimate of possible loss or range of loss can be made. Unless otherwise specified below, the Company believes that there is at least a reasonable possibility that a loss or additional losses may have been incurred for each of the matters described below.

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional losses may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of June 30, 2020. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

United States Department of Justice, Federal Trade Commission, Financial Crimes Enforcement Network, and State Attorneys General Settlements

In late November 2016, the Company entered into discussions with the United States Department of Justice (the “DOJ”), the United States Attorney’s Office for the Central District of California ("USAO-CDCA"), the United States Attorney’s Office for the Eastern District of Pennsylvania ("USAO-EDPA"), the United States Attorney’s Office for the Middle District of Pennsylvania ("USAO-MDPA"), and the United States Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) to resolve the investigations by the USAO-CDCA, USAO-EDPA, USAO-MDPA, and USAO-

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

SDFL (collectively, the “USAOs”). On January 19, 2017, the Company announced that it, or its subsidiary Western Union Financial Services, Inc. (“WUFSI”), had entered into 1) a Deferred Prosecution Agreement (the “DPA”) with the DOJ and the USAOs; 2) a Stipulated Order for Permanent Injunction and Final Judgment (the “FTC Consent Order”) with the United States Federal Trade Commission (“FTC”) resolving claims by the FTC alleging unfair acts and practices under the Federal Trade Commission Act and for violations of the FTC Telemarketing Sales Rule; and 3) a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), to resolve the respective investigations of those agencies. FinCEN provided notice to the Company dated December 16, 2016 of its investigation regarding possible violations of the United States Bank Secrecy Act. On January 31, 2017, the Company entered into assurances of discontinuance/assurances of voluntary compliance with the attorneys general of 49 U.S. states and the District of Columbia named therein to resolve investigations by the state attorneys general, which sought information and documents relating to money transfers sent from the United States to certain countries, consumer fraud complaints that the Company had received and the Company’s procedures to help identify and prevent fraudulent transfers. On April 12, 2017, the Company settled with the one remaining state attorney general under effectively the same terms as the January 31, 2017 agreement with no additional monetary payment required. The agreements with the state attorneys general are collectively referred to herein as the "State AG Agreement." The DPA, FTC Consent Order, FinCEN Agreement, and State AG Agreement are collectively referred to herein as the "Joint Settlement Agreements."

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

Under the Joint Settlement Agreements, the Company was required to 1) pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services (the “Compensation Payment”); 2) pay an aggregate amount of $5 million to the State Attorneys General to reimburse investigative, enforcement, and other costs; and 3) retain an independent compliance auditor for three years to review and assess actions taken by the Company under the FTC Consent Order to further enhance its oversight of agents and protection of consumers. The FinCEN Agreement also set forth a civil penalty of $184 million, the full amount of which was deemed satisfied by the Compensation Payment. No separate payment to the FTC was required under the Joint Settlement Agreements. The Company paid the Compensation Payment and the aggregate amount due to the State Attorneys General during 2017.

The term of the DPA expired on January 19, 2020. On March 6, 2020, the DOJ filed an unopposed motion to dismiss the criminal information with prejudice in the United States District Court for the Middle District of Pennsylvania, and on March 9, 2020, the Court granted the motion.

On May 16, 2020, the term of the Independent Compliance Auditor (“ICA”) under the FTC Consent Order ended. On that same date, the ICA issued its final report to the FTC, which concluded that Western Union is in full compliance with the requirements of the FTC Consent Order. Western Union has continuing obligations under the FTC Consent Order, which is a permanent injunction, as well as the requirement to submit annual reports to the FTC through January 2028.

The Joint Settlement Agreements required, among other things, the Company to adopt certain new or enhanced practices with respect to its compliance program relating to consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, agent suspensions and terminations, and other items. The ongoing obligations under the FTC Consent Order and the State AG Agreement have had and could continue to have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has faced (as described below) additional actions from other regulators as a result of the Joint Settlement Agreements. Further, if the Company fails to comply with the continuing obligations under the FTC Consent order and the State AG Agreement, it could face criminal prosecution, civil litigation, significant fines, damage

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

It also includes allegations that the officer defendants declined to ensure that the Company implemented effective anti-fraud and AML compliance programs after receiving red flags that those programs were inadequate, allowed Company agents to willfully ignore anti-fraud and AML recording and reporting requirements for a prolonged period, opposed efforts by various regulators to implement effective anti-fraud and AML compliance programs, caused the Company to fail to comply with its obligations under settlements with regulators, and knowingly exposed the Company to criminal and civil sanctions. Due to the nature of this matter and the early stage of the proceedings, the Company cannot predict the outcome or potential impact of the matter.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The process for notifying potential class members has been completed and the case proceeded to the evidentiary stage. On June 4, 2020, the case was stayed because the consumer association that filed the lawsuit no longer had the registration needed to assert its claims on behalf of the alleged class. The case will be stayed until (i) the Attorney-General instructs the Prosecutor to continue to litigate the claims on behalf of the plaintiff (during the time the registration of Consumidores Financieros before the Secretary of Commerce remains suspended); or (ii) the parties report to the Court that the plaintiff recovered its legal capacity. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

On February 22, 2017, the Company, its President and Chief Executive Officer, its Chief Financial Officer, and a former executive officer of the Company were named as defendants in two purported class action lawsuits, both of which asserted claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act. On May 3, 2017, the two cases were consolidated by the United States District Court for the District of Colorado under the caption Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust et al. v. The Western Union Company et al., Civil Action No. 1:17-cv-00474-KLM (D. Colo.). On September 6, 2017, the Court appointed Lawrence Henry Smallen and Laura Anne Smallen Revocable Living Trust as the lead plaintiff. On November 6, 2017, the plaintiffs filed a consolidated amended complaint (“Amended Complaint”) that, among other things, added two other former executive officers as defendants, one of whom subsequently was voluntarily dismissed by the plaintiffs. The Amended Complaint asserts claims under section 10(b) of the Exchange Act and Securities and Exchange Commission rule 10b-5 and section 20(a) of the Exchange Act, and alleges that, during the purported class period of February 24, 2012, through May 2, 2017, the defendants made false or misleading statements or failed to disclose purported adverse material facts regarding, among other things, the Company’s compliance with AML and anti-fraud regulations, the status and likely outcome of certain governmental investigations targeting the Company, the reasons behind the Company’s decisions to make certain regulatory enhancements, and the Company’s premium pricing. The defendants filed a motion to dismiss the complaint on January 16, 2018, and on March 27, 2019, the Court dismissed the action in its entirety with prejudice and entered final judgment in the defendants’ favor on March 28, 2019. On April 26, 2019, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Tenth Circuit. On June 24, 2019, plaintiffs filed their opening brief on appeal and oral argument was held on January 22, 2020. Plaintiffs did not appeal the dismissal of one former executive officer and only appealed the district court’s conclusion that the remaining defendants did not make statements concerning the Company’s compliance programs with the requisite intent. On February 25, 2020, the United States Court of Appeals for the Tenth Circuit affirmed the dismissal of the case. Plaintiff’s deadline to file a petition for a writ of certiorari from the Supreme Court of the United States was July 27, 2020. Plaintiff did not file such a petition, and the case has now concluded.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On February 13, 2017, the Company’s subsidiary, Western Union Payment Services Ireland Limited (“WUPSIL”), was served with a writ of accusation from the National Court of Spain. The writ charges 98 former Western Union money transfer agents or agent representatives with fraud and money laundering in connection with consumer fraud scams they allegedly perpetrated using Western Union money transfer transactions. The writ also names WUPSIL as a civil defendant, allegedly responsible under Spanish law to pay any portion of the alleged amount in victim losses that cannot be repaid by any of the criminal defendants who are convicted. In accordance with Spanish law, on January 4, 2018, the Company, through its subsidiary Western Union International Limited, provided a corporate guarantee in an amount of approximately €23 million to cover any liability that could theoretically attach to WUPSIL. On October 3, 2019, WUPSIL reached a settlement agreement with the Spanish prosecutor that extinguishes WUPSIL’s civil liability for the fraud scams at issue by stating that the liability has already been covered by the Compensation Payment under the DPA. On October 8, 2019, WUPSIL filed a motion requesting release of the corporate guarantee. On November 4, 2019, the Court issued final judgment in this matter consistent with the settlement agreement. WUPSIL filed a new motion requesting release of the corporate guarantee on December 2, 2019. On June 19, 2020, the Court released the corporate guarantee. This decision is now binding and final and cannot be further appealed or modified.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2020 and 2019 totaled $12.9 million and $14.4 million, respectively, and $25.5 million and $27.4 million for the six months ended June 30, 2020 and 2019, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

June 30, 2020
Settlement assets:
Cash and cash equivalents	$386.7
Receivables from agents and Business Solutions customers	1,274.3
Less: Allowance for credit losses	(40.7)
Receivables from agents and Business Solutions customers, net	1,233.6
Investment securities	1,902.0
Total settlement assets	$3,522.3
Settlement obligations:
Money transfer, money order, and payment service payables	$2,760.9
Payables to agents	761.4
Total settlement obligations	$3,522.3

December 31, 2019
Settlement assets:
Cash and cash equivalents	$368.2
Receivables from agents and Business Solutions customers, net	1,230.1
Investment securities	1,698.4
Total settlement assets	$3,296.7
Settlement obligations:
Money transfer, money order, and payment service payables	$2,571.5
Payables to agents	725.2
Total settlement obligations	$3,296.7

Receivables from agents represent funds collected by such agents, but in transit to the Company, and were $1,171.7 million as of June 30, 2020. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $61.9 million as of June 30, 2020. Receivables occur when

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days.  To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

On January 1, 2020, the Company adopted a new accounting standard related to the estimation of the allowance for credit losses, as discussed in Note 1. However, due to the short-term nature of the Company’s receivables and the Company’s historical and expected collections practice, the adoption did not have a material impact on the Company’s financial position or results of operations.

The Company separately establishes and monitors an allowance for credit losses related to receivables from agents and Business Solutions customers. The Company estimates the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions, including those related to COVID-19. Given the short-term nature of these receivables, the Company would not expect the impact of forecasted economic conditions on its allowance for credit loss to be significant. However, during the three and six months ended June 30, 2020, the Company experienced delays in its collections from certain of its agents in connection with COVID-19 agent location closures and other impacts, and the Company believes these delays were largely temporary as certain agents were not able to remit settlement funds during lockdowns or other stay-at-home orders. Still, some of the Company’s agents, such as small businesses, may not easily be able to resume operations due to COVID-19. The Company has estimated credit losses based on information known as of June 30, 2020.

The following table summarizes activity in the allowance for credit losses on receivables from agents and Business Solutions customers (in millions):

		Business Solutions
	Agents	Customers
Allowance for credit losses as of January 1, 2020	$20.4	$4.5
Current period provision for expected credit losses (a)	19.9	1.4
Write-offs charged against the allowance	(4.7)	(1.7)
Recoveries of amounts previously written off	1.2	—
Impacts of foreign currency exchange rates and other	(0.9)	0.6
Allowance for credit losses as of June 30, 2020	$35.9	$4.8
(a)	Provision does not include losses from chargebacks or fraud associated with transactions initiated through our electronic channels, as these losses are not credit-related.

Investment securities included in Settlement assets in the Company’s Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. Variable-rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week but have varying maturities through 2050. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. Investment securities are exposed to market risk due to changes in interest rates and credit risk. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable regulatory requirements.

The Company’s investment securities are classified as available-for-sale and recorded at fair value. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. As of and for the three and six months ended June 30, 2020, the Company’s allowance for credit losses and provision for credit losses on its available-for-sale securities were immaterial.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
June 30, 2020	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$22.9	$22.9	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,274.2	1,333.8	60.1	(0.5)	59.6
State and municipal variable-rate demand notes	441.3	441.3	—	—	—
Corporate debt securities	65.4	66.5	1.1	—	1.1
United States government agency mortgage-backed securities	58.7	60.4	1.7	—	1.7
Total available-for-sale securities	1,839.6	1,902.0	62.9	(0.5)	62.4
Total investment securities	$1,862.5	$1,924.9	$62.9	$(0.5)	$62.4

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2019	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$24.6	$24.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,227.4	1,257.8	31.0	(0.6)	30.4
State and municipal variable-rate demand notes	276.1	276.1	—	—	—
United States government agency mortgage-backed securities	66.3	67.2	0.9	—	0.9
Corporate debt securities	52.3	52.4	0.1	—	0.1
Other United States government agency debt securities	34.9	34.9	—	—	—
United States Treasury securities	9.8	10.0	0.2	—	0.2
Total available-for-sale securities	1,666.8	1,698.4	32.2	(0.6)	31.6
Total investment securities	$1,691.4	$1,723.0	$32.2	$(0.6)	$31.6
(a)	The majority of these securities are fixed-rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of June 30, 2020 (in millions):

Fair Value
Due within 1 year	$163.8
Due after 1 year through 5 years	680.4
Due after 5 years through 10 years	463.7
Due after 10 years	594.1
Total	$1,902.0

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $15.0 million, $1.0 million, and $425.3 million were included in the categories "Due after 1 year through 5 years," "Due after 5 years through 10 years," and "Due after 10 years," respectively, in the table above.

In addition, from time to time, the Company has made advances to its agents. We generally owe settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2020, amounts advanced to agents were $117.9 million, and the related allowance for credit losses was immaterial.

11. Stockholders’ Deficit

Accumulated Other Comprehensive Loss

The following table details reclassifications out of Accumulated other comprehensive loss (“AOCL”) and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Condensed Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
Income for the period (in millions)	Location	2020	2019	2020	2019
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$0.3	$0.6	$0.9	$0.6
Income tax expense	Provision for income taxes	—	(0.2)	(0.2)	(0.2)
Total reclassification adjustments related to investment securities, net of tax		0.3	0.4	0.7	0.4
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	4.2	2.1	10.8	3.5
Interest rate contracts	Interest expense	(0.1)	—	(0.3)	—
Income tax expense	Provision for income taxes	—	—	(0.1)	—
Total reclassification adjustments related to cash flow hedges, net of tax		4.1	2.1	10.4	3.5
Amortization of components of defined benefit plans:
Actuarial loss	Other income/(expense), net	(3.1)	(2.7)	(6.1)	(5.4)
Income tax benefit	Provision for income taxes	1.0	0.8	1.7	1.0
Total reclassification adjustments related to defined benefit plans, net of tax		(2.1)	(1.9)	(4.4)	(4.4)
Total reclassifications, net of tax		$2.3	$0.6	$6.7	$(0.5)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the components of AOCL, net of tax on the accompanying Condensed Consolidated Balance Sheets were as follows (in millions):

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)
Unrealized gains	7.2	27.3	—	—	34.5
Tax expense	(1.1)	(0.3)	—	—	(1.4)
Amounts reclassified from AOCL into earnings, net of tax	(0.4)	(6.3)	—	2.3	(4.4)
As of March 31, 2020	30.4	17.1	(101.2)	(126.6)	(180.3)
Unrealized gains/(losses)	24.6	(15.1)	—	—	9.5
Tax benefit/(expense)	(4.8)	0.1	—	—	(4.7)
Amounts reclassified from AOCL into earnings, net of tax	(0.3)	(4.1)	—	2.1	(2.3)
As of June 30, 2020	$49.9	$(2.0)	$(101.2)	$(124.5)	$(177.8)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2018	$(1.1)	$7.4	$(101.2)	$(136.1)	$(231.0)
Unrealized gains	16.8	4.4	—	—	21.2
Tax benefit/(expense)	(3.8)	0.9	—	—	(2.9)
Amounts reclassified from AOCL into earnings, net of tax	—	(1.4)	—	2.5	1.1
As of March 31, 2019	11.9	11.3	(101.2)	(133.6)	(211.6)
Unrealized gains/(losses)	13.0	(3.9)	—	—	9.1
Tax benefit/(expense)	(2.7)	0.1	—	—	(2.6)
Amounts reclassified from AOCL into earnings, net of tax	(0.4)	(2.1)	—	1.9	(0.6)
As of June 30, 2019	$21.8	$5.4	$(101.2)	$(131.7)	$(205.7)

Cash Dividends Paid

The Company’s Board of Directors declared quarterly cash dividends of $0.225 per common share in the first and second quarters of 2020, representing $184.9 million in total dividends. Of this amount, $92.5 million was paid on June 30, 2020 and $92.4 million was paid on March 31, 2020. The Company’s Board of Directors declared quarterly cash dividends of $0.20 per common share in the first and second quarters of 2019, representing $172.9 million in total dividends. Of this amount, $85.5 million was paid on June 28, 2019 and $87.4 million was paid on March 29, 2019.

On July 15, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.225 per common share payable on September 30, 2020.

Share Repurchases

During the six months ended June 30, 2020 and 2019, 8.5 million and 17.9 million shares were repurchased for $217.4 million and $335.5 million, respectively, excluding commissions, at an average cost of $25.45 and $18.73, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. During the first quarter of 2020, the Company temporarily paused and has not resumed share repurchases,

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and as of June 30, 2020, $782.6 million remains available under the share repurchase authorization approved by the Company’s Board of Directors through December 31, 2021. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

12. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and, to a lesser degree, the Canadian dollar, British pound, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payment operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company has used derivatives to (i) minimize its exposures related to changes in foreign currency exchange rates and interest rates, and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2020, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2020 and December 31, 2019 were as follows (in millions):

June 30, 2020
Contracts designated as hedges:
Euro	$320.2
Canadian dollar	81.8
British pound	44.9
Australian dollar	29.0
Swiss franc	26.0
Other (a)	39.9
Contracts not designated as hedges:
Euro	$329.7
Indian rupee	79.2
British pound	65.4
Mexican peso	60.1
Qatari riyal	54.4
Canadian dollar	45.5
Australian dollar	29.8
Japanese yen	27.7
Other (a)	170.9
(a)	Comprised of exposures to various currencies as of June 30, 2020. None of these individual currency exposures is greater than $25 million.

December 31, 2019
Contracts designated as hedges:
Euro	$391.9
Canadian dollar	99.0
British pound	57.2
Australian dollar	36.1
Swiss franc	28.9
Other (a)	50.9
Contracts not designated as hedges:
Euro	$289.0
Canadian dollar	110.3
British pound	78.1
Indian rupee	61.0
Mexican peso	52.3
Japanese yen	37.7
Australian dollar	35.2
Brazilian real	32.5
Other (a)	145.6
(a)	Comprised of exposures to various currencies as of December 31, 2019. None of these individual currency exposures is greater than $25 million.

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $70.0 million and $84.2 million for the three months ended June 30, 2020 and 2019, respectively, and $157.5 million and $168.9 million for the six months ended June 30, 2020 and 2019, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the duration of these derivative contracts at inception is generally less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations as of June 30, 2020 and December 31, 2019 was approximately $7.5 billion. The significant majority of customer contracts are written in the following currencies: the United States dollar, the Canadian dollar, and the euro.

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

On November 15, 2019, the Company terminated its interest rate swaps designated as fair value hedges in connection with the repayment of $324.9 million of aggregate principal amount unsecured notes in the fourth quarter of 2019 and received cash of $0.9 million. Therefore, as of June 30, 2020 and December 31, 2019, the Company did not have any interest rate swaps designated as fair value hedges.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2020	2019	Location	2020	2019
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$17.7	$21.0	Other liabilities	$1.3	$4.8
Total derivatives designated as hedges		$17.7	$21.0		$1.3	$4.8
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$245.8	$182.0	Other liabilities	$202.9	$151.0
Foreign currency	Other assets	3.0	1.5	Other liabilities	2.1	3.7
Total derivatives not designated as hedges		$248.8	$183.5		$205.0	$154.7
Total derivatives		$266.5	$204.5		$206.3	$159.5
(a)	In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align with the performance in the underlying derivatives business.

The fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable have been netted in the following tables to present the Company’s net exposure with

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2020 and December 31, 2019 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the Condensed	in the Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Consolidated
June 30, 2020	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$117.6	$—	$117.6	$(84.8)	$32.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	148.9
Total	$266.5

December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$95.3	$—	$95.3	$(74.7)	$20.6
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.2
Total	$204.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the Condensed	in the Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Consolidated
June 30, 2020	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$160.5	$—	$160.5	$(84.8)	$75.7
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	45.8
Total	$206.3

December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$121.8	$—	$121.8	$(74.7)	$47.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	37.7
Total	$159.5

Income Statement

Cash Flow and Fair Value Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Foreign currency derivatives (a)	$(15.1)	$(3.9)	$12.2	$0.5
(a)	Gains/(losses) of $(0.7) million and $1.2 million, for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively, represent amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the location and amounts of pre-tax gains/(losses) from fair value and cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended
	June 30,
	2020		2019
		Interest		Interest
	Revenues	Expense	Revenues	Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$1,114.7	$(29.3)	$1,340.5	$(38.6)
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate derivatives:
Hedged items	—	—	—	(0.6)
Derivatives designated as hedging instruments	—	—	—	0.6
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	4.2	—	2.1	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.8	—	2.8	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	1.0	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	(0.1)	—	—

The following table presents the location and amounts of pre-tax gains/(losses) from fair value and cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended
	June 30,
	2020		2019
		Interest		Interest
	Revenues	Expense	Revenues	Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$2,304.7	$(62.2)	$2,677.5	$(78.3)
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate derivatives:
Hedged items	—	—	—	(0.9)
Derivatives designated as hedging instruments	—	—	—	1.0
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	10.8	—	3.5	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	6.3	—	5.1	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	2.3	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	(0.3)	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three and six months ended June 30, 2020 and 2019 (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives (a)	Location	2020	2019	2020	2019
Foreign currency derivatives (b)	Selling, general, and administrative	$(3.1)	$1.0	$26.1	$7.6
Foreign currency derivatives	Revenues	—	—	—	0.2
Total gain/(loss)		$(3.1)	$1.0	$26.1	$7.8
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

(b)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $3.0 million and $(4.3) million for the three months ended June 30, 2020 and 2019, respectively, and $(48.0) million and $(15.1) million for the six months ended June 30, 2020 and 2019, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on June 30, 2020 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $5.1 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Commercial paper (a)	$100.0	$245.0
Notes:
3.600% notes due 2022 (b)	500.0	500.0
4.250% notes due 2023 (b)	300.0	300.0
2.850% notes due 2025 (b)	500.0	500.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowing (effective rate of 1.5%)	950.0	950.0
Total borrowings at par value	3,100.0	3,245.0
Debt issuance costs and unamortized discount, net	(14.2)	(15.7)
Total borrowings at carrying value (c)	$3,085.8	$3,229.3
(a)	Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of June 30, 2020 had a weighted-average annual interest rate of approximately 0.4% and a weighted-average term of approximately 1 day.
(b)	The difference between the stated interest rate and the effective interest rate is not significant.
(c)	As of June 30, 2020, the Company’s weighted-average effective rate on total borrowings was approximately 3.5%.

The following summarizes the Company’s maturities of notes and term loan at par value as of June 30, 2020 (in millions):

Due within 1 year	$23.8
Due after 1 year through 2 years	547.5
Due after 2 years through 3 years	371.3
Due after 3 years through 4 years	807.4
Due after 4 years through 5 years	500.0
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2020 and 2019 is based on the estimated annual effective tax rate, in addition to discrete items. The Company’s effective tax rates on pre-tax income were 16.2% and 17.5% for the three months ended June 30, 2020 and 2019, respectively, and 14.3% and 18.1% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the Company’s effective tax rate for the three months ended June 30, 2020 compared to the prior period was primarily due to an increase in prior period domestic pre-tax income due to the sales of the Speedpay and Paymap businesses, partially offset by increased discrete expenses in the current period. The decrease in the Company’s effective tax rate for the six months ended June 30, 2020 compared to the prior period was primarily due to an increase in prior period domestic pre-tax income due to the net gain on the sales of Speedpay and Paymap. The Company derives its pre-tax income from both foreign and domestic sources. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements and are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2020 and December 31, 2019 was $292.0 million and $293.9 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $281.9 million and $283.4 million as of June 30, 2020 and December 31, 2019, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Condensed Consolidated Statements of Income and records the associated liability in Income taxes payable in its Condensed Consolidated Balance Sheets. The Company recognized $1.9 million and $2.5 million of interest and penalties during the three months ended June 30, 2020 and 2019, respectively, and $0.7 million and $3.4 million during the six months ended June 30, 2020 and 2019. The Company has accrued $27.8 million and $27.1 million for the payment of interest and penalties as of June 30, 2020 and December 31, 2019, respectively.

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

15. Stock-Based Compensation Plans

For the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $5.3 million and $11.6 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the six months

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $17.8 million and $25.3 million, respectively.

During the six months ended June 30, 2020, the Company granted 0.5 million options at a weighted-average exercise price of $26.20 and 2.4 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $25.93. As of June 30, 2020, the Company had 4.9 million outstanding options at a weighted-average exercise price of $19.13, of which 3.8 million options were exercisable at a weighted-average exercise price of $18.41. The Company had 7.1 million performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $20.83 as of June 30, 2020.

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

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4.

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Consumer-to-Consumer	$976.6	$1,112.9	$1,992.0	$2,169.8
Business Solutions	79.4	95.6	177.8	191.2
Other (a)	58.7	132.0	134.9	316.5
Total consolidated revenues	$1,114.7	$1,340.5	$2,304.7	$2,677.5
Operating income:
Consumer-to-Consumer	$212.8	$250.2	$422.7	$483.5
Business Solutions	1.3	10.5	15.2	19.1
Other (a)	12.9	5.6	32.8	14.9
Total segment operating income (b)	227.0	266.3	470.7	517.5
Restructuring-related expenses (Note 5)	(5.2)	(7.4)	(15.7)	(7.4)
Total consolidated operating income	$221.8	$258.9	$455.0	$510.1
(a)	Other primarily includes the Company’s cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 4. Speedpay revenues and direct operating expenses included in the Company’s results were $37.2 million and $30.6 million, respectively, for the three months ended June 30, 2019 and $125.4 million and $98.2 million, respectively, for the six months ended June 30, 2019. Paymap revenues and direct operating expenses included in the Company’s results were $1.6 million and $0.5 million, respectively, for the three months ended June 30, 2019 and $5.3 million and $2.2 million, respectively, for the six months ended June 30, 2019.
(b)	In the first quarter of 2020, the Company changed its expense allocation method so that its corporate data center and network engineering information technology expenses are allocated based on a percentage of relative revenue. In 2019, these costs had been allocated based in part on a percentage of relative transactions. The Company believes that an allocation method based fully on relative revenue presents a more representative view of segment profitability, as certain of the Company’s services, particularly some of its bill payment services and its money order services, have much lower revenues per transaction than the Company’s other services. Further, these technology expenses are becoming increasingly based on data storage utilized and less based on the number of transactions processed. For the three and six months ended June 30, 2019, this change would have decreased Consumer-to-Consumer operating income and increased Other operating income by $11.7 million and $24.8 million, respectively. Business Solutions was not materially impacted by the change in the allocation method.

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

(ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents, or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators, such as those associated with the settlement agreements with the United States Department of Justice, certain United States Attorney’s Offices, the United States Federal Trade Commission, the Financial Crimes Enforcement Network of the United States Department of Treasury, and various state attorneys general (the "Joint Settlement Agreements"); liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation in the European Union ("EU") and the California Consumer Privacy Act; failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection and derivative transactions; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations, or industry standards affecting our business; and (iii) other events, such as: catastrophic events; and management’s ability to identify and manage these and other risks.

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

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes our cash-based and electronic-based bill payment services which facilitate payments from consumers to businesses and other organizations and our money order services. Our other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. Additional information on our segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2020 compared to the same periods in 2019. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus a pandemic (“COVID-19”), and governments throughout the world instituted various actions such as lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses in an effort to reduce the spread of COVID-19. These actions negatively impacted our ability to offer our services through a portion of our locations and our retail agent locations, at least temporarily during the three and six months ended June 30, 2020. As a result, our revenues for the second quarter of 2020 were negatively impacted by the effects of COVID-19. We experienced a significant decline in our Consumer-to-Consumer transactions beginning in the second half of March and continuing into the first half of April, which we believe to be due in part to economic decline and uncertainty resulting from the outbreak. However, since the second half of April, we generally experienced gradually improving transaction trends in our Consumer-to-Consumer segment throughout the remainder of the second quarter, with significant growth in westernunion.com and other digital transactions, as further described below. While the duration and severity of this pandemic and the related impacts are uncertain, we expect that our results of operations in the second half of 2020 will continue to be negatively impacted by these effects. Further, we expect that to the extent the pandemic or the related macro-economic consequences continue, we will continue to experience negative impacts on our results of operations, including the potential for increased credit losses or intangible asset impairments in future periods.

Our revenues and operating income for the three and six months ended June 30, 2020 were negatively impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $46.4 million and $93.7 million for the three and six months ended June 30, 2020 relative to the corresponding periods in the prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $31.0 million and $67.7 million for the three and six months ended June 30, 2020 relative to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $4.9 million and $28.6 million for the three and six months ended June 30, 2020 relative to the corresponding periods in the prior year. Included within these amounts are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $6.6 million and $12.3 million for the three and six months ended June 30, 2020 relative to the corresponding periods in the prior year.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States based electronic bill payments business known as “Speedpay,” which had been included as a component of Other in our segment reporting. We received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million in the second quarter of 2019 in the all-cash transaction that closed on May 9, 2019. Speedpay revenues and direct operating expenses included in our results were $37.2 million and $30.6 million, respectively, for the three months ended June 30, 2019 and $125.4 million and $98.2 million, respectively, for the six months ended June 30, 2019.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	% Change	2020	2019	% Change
Revenues	$1,114.7	$1,340.5	(17)%	$2,304.7	$2,677.5	(14)%
Expenses:
Cost of services	662.2	776.4	(15)%	1,345.6	1,561.4	(14)%
Selling, general, and administrative	230.7	305.2	(24)%	504.1	606.0	(17)%
Total expenses	892.9	1,081.6	(17)%	1,849.7	2,167.4	(15)%
Operating income	221.8	258.9	(14)%	455.0	510.1	(11)%
Other income/(expense):
Gain on divestitures of businesses	—	524.6	(a)	—	524.6	(a)
Interest income	0.8	1.0	(24)%	2.4	3.1	(24)%
Interest expense	(29.3)	(38.6)	(24)%	(62.2)	(78.3)	(21)%
Other income/(expense), net	(0.1)	(0.3)	(68)%	(0.1)	2.2	(a)
Total other income/(expense), net	(28.6)	486.7	(a)	(59.9)	451.6	(a)
Income before income taxes	193.2	745.6	(74)%	395.1	961.7	(59)%
Provision for income taxes	31.3	130.8	(76)%	56.5	173.8	(67)%
Net income	$161.9	$614.8	(74)%	$338.6	$787.9	(57)%
Earnings per share:
Basic	$0.39	$1.43	(73)%	$0.82	$1.82	(55)%
Diluted	$0.39	$1.42	(73)%	$0.81	$1.81	(55)%
Weighted-average shares outstanding:
Basic	411.5	430.0		412.9	433.8
Diluted	413.6	432.3		415.9	436.1
(a)	Calculation not meaningful.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. We have also disclosed the impact of divestitures on our revenues in the table below. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the same period of the prior year. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	% Change	2020	2019	% Change
Revenues, as reported - (GAAP)	$1,114.7	$1,340.5	(17)%	$2,304.7	$2,677.5	(14)%
Foreign currency impact (a)			3%			4%
Divestitures impact (b)			3%			4%
Revenue change, constant currency adjusted and excluding divestitures - (Non-GAAP)			(11)%			(6)%
(a)	Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $46.4 million and $93.7 million for the three and six months ended June 30, 2020 when compared to foreign currency rates in the prior year periods. Included within this amount is an impact related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $31.0 million and $67.7 million for the three and six months ended June 30, 2020 when compared to foreign currency rates in the prior year periods.
(b)	In May 2019, we sold a substantial majority of our United States based electronic bill payments services. Speedpay revenues included in our results were $37.2 million and $125.4 million for the three and six months ended June 30, 2019. Paymap Inc. (“Paymap”), which we sold in May 2019, provides electronic mortgage bill payment services, and related revenues included in our results were $1.6 million and $5.3 million for the three and six months ended June 30, 2019.

For the three and six months ended June 30, 2020, GAAP revenues decreased when compared to the corresponding periods in the prior year primarily due to the impacts from the worldwide actions related to COVID-19, as discussed above, divestitures of the Speedpay and Paymap businesses during the second quarter of 2019, and fluctuations in the exchange rates between the United States dollar and foreign currencies. Fluctuations in the exchange rates between the United States dollar and foreign currencies negatively impacted revenue by 3% and 4% for the three and six months ended June 30, 2020, respectively. The decrease in revenues constant currency adjusted and excluding divestitures (Non-GAAP) for the six months ended June 30, 2020 was primarily the result of the impacts from the worldwide actions related to COVID-19, as discussed above.

Operating Expenses Overview

Enhanced Regulatory Compliance

The financial services industry, including money services businesses, continues to be subject to increasingly strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of growing and rapidly evolving regulatory complexity and heightened attention of, and increased dialogue with, governmental and regulatory authorities related to our compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent money laundering, terrorist financing, and fraud and other illicit activity, and enhancements designed to improve consumer protection. Some of these changes have had, and we believe will continue to have, an adverse effect on our business, financial condition, and results of operations.

Restructuring-Related Expenses

On August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our chief executive officer, reducing our headcount, and consolidating various facilities. We expect to incur approximately $150 million of total expenses through 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, facility closures, lease terminations, consulting, and other expenses. Substantially all of these expenses are expected to be paid in cash. We expect the plan to generate expense savings of at least $50 million in 2020 and approximately $100 million in 2021. The foregoing figures are our estimates and are subject to change.

For the three and six months ended June 30, 2020, we incurred $5.2 million and $15.7 million related to this plan, the majority of which is related to consulting service fees, severance, and other costs. For the three and six months ended June

30, 2020, $0.8 million and $1.7 million, respectively, is included within Cost of services and $4.4 million and $14.0 million, respectively, is included within Selling, general, and administrative in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2019, we incurred $7.4 million of expenses related to this plan which is included within Selling, general, and administrative. Refer to Part I, Item 1, Financial Statements, Note 5, Restructuring-Related Expenses for further discussion.

These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that we have previously incurred and can reasonably be expected to incur in the future.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and six months ended June 30, 2020. Cost of services decreased for the three and six months ended June 30, 2020 compared to the corresponding period in the prior year due to a decrease in agent commissions in our Consumer-to-Consumer money transfer business, which generally vary with revenues, including due to fluctuations in the exchange rate between the United States dollar and foreign currencies, the Speedpay divestiture during the second quarter of 2019, and a decrease in employee-related expense, including as a result of reduced hiring, partially offset by an increase in credit losses.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three and six months ended June 30, 2020 compared to the corresponding period in the prior year due to decreases in employee-related expenses, including incentive compensation and as a result of reduced hiring and savings from our restructuring plan. In addition, selling, general, and administrative expenses benefited from decreases in marketing costs and costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures. For the six months ended June 30, 2020, these decreases were partially offset by the impacts of the strengthening of the United States dollar against foreign currencies.

Total Other Income/Expense, Net

Total other income/expense, net during the three and six months ended June 30, 2019 was impacted by the non-recurring gain on the sale of our United States based electronic bill payments business, known as Speedpay. In addition, total other income/expense, net during the three and six months ended June 30, 2020 compared to the corresponding periods benefited from a reduction in interest expense driven by a lower weighted-average interest rate on our outstanding debt.

Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2020 and 2019 is based on the estimated annual effective tax rate, in addition to discrete items. Our effective tax rates on pre-tax income were 16.2% and 17.5% for the three months ended June 30, 2020 and 2019, respectively, and 14.3% and 18.1% for the six months ended June 30, 2020 and 2019, respectively. The decrease in our effective tax rate for the three months ended June 30, 2020 compared to the prior period was primarily due to an increase in prior period domestic pre-tax income due to the sales of the Speedpay and Paymap businesses, partially offset by increased discrete expenses in the current period. The decrease in our effective tax rate for the six months ended June 30, 2020 compared to the prior period was primarily due to an increase in prior period domestic pre-tax income due to the net gain on the sales of Speedpay and Paymap.

We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2020, the total amount of tax contingency reserves was $308.2 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings Per Share

During the three months ended June 30, 2020 and 2019, basic earnings per share were $0.39 and $1.43, respectively, and diluted earnings per share were $0.39 and $1.42, respectively. During the six months ended June 30, 2020 and 2019, basic earnings per share were $0.82 and $1.82, respectively, and diluted earnings per share were $0.81 and $1.81, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2020 and 2019, there were 2.6 million and 2.3 million, respectively, and for the six months ended June 30, 2020 and 2019, there were 1.8 million and 3.4 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for both the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income, primarily as a result of the gain on the sale of Speedpay, in addition to a lower number of shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions.

During the three and six months ended June 30, 2020, we incurred $5.2 million and $15.7 million, respectively, of restructuring-related expenses, and we incurred $7.4 million during the three and six months ended June 30, 2019, as further discussed above. While certain of these expenses may be identifiable to our segments, primarily to our Consumer-to-Consumer segment, they have been excluded from the measurement of segment operating income provided to the Chief Operating Decision Maker for purposes of assessing segment performance and decision making with respect to resource allocation.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Consumer-to-Consumer	88%	83%	86%	81%
Business Solutions	7%	7%	8%	7%
Other	5%	10%	6%	12%
	100%	100%	100%	100%

In the first quarter of 2020, we changed our expense allocation method so that our corporate data center and network engineering information technology expenses are allocated based on a percentage of relative revenue. In 2019, these costs had been allocated based in part on a percentage of relative transactions. We believe that an allocation method based fully on relative revenue presents a more representative view of segment profitability, as certain of our services, particularly some of our bill payment services and our money order services, have much lower revenues per transaction than our other services. Further, these technology expenses are becoming increasingly based on data storage utilized and less based on the number of transactions processed. For the three and six months ended June 30, 2019, this change would have decreased

Consumer-to-Consumer operating income and increased Other operating income by $11.7 million and $24.8 million, respectively. Business Solutions was not materially impacted by the change in the allocation method.

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars and transactions in millions)	2020	2019	% Change	2020	2019	% Change
Revenues	$976.6	$1,112.9	(12)%	$1,992.0	$2,169.8	(8)%
Operating income	$212.8	$250.2	(15)%	$422.7	$483.5	(13)%
Operating income margin	22%	22%		21%	22%
Key indicator:
Consumer-to-Consumer transactions	68.0	73.5	(8)%	134.8	142.6	(5)%

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

The geographic split for transactions and revenue in the table that follows, including Digital Money Transfer transactions, is determined entirely based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Digital Money Transfer transactions for the three and six months ended June 30, 2020 and 2019. Where reported separately in the discussion below, Digital Money Transfer, and its subset westernunion.com, consist of 100% of the transactions conducted and funded through those respective channels.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
			Constant				Constant
	Revenue		Currency		Revenue		Currency
	Growth/	Foreign	Revenue		Growth/	Foreign	Revenue
	(Decline), as	Exchange	Growth/	Transaction	(Decline), as	Exchange	Growth/	Transaction
	Reported -	Translation	(Decline) (a) -	Growth/	Reported -	Translation	(Decline) (a) -	Growth/
	(GAAP)	Impact	(Non-GAAP)	(Decline)	(GAAP)	Impact	(Non-GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	(6)%	(1)%	(5)%	(7)%	(4)%	0%	(4)%	(6)%
Europe and Russia/CIS ("EU & CIS")	(10)%	(1)%	(9)%	4%	(8)%	(1)%	(7)%	2%
Middle East, Africa, and South Asia ("MEASA")	(13)%	(1)%	(12)%	(1)%	(5)%	0%	(5)%	0%
Latin America and the Caribbean ("LACA") (b)	(45)%	(10)%	(35)%	(41)%	(28)%	(9)%	(19)%	(24)%
East Asia and Oceania ("APAC")	(14)%	(1)%	(13)%	(18)%	(12)%	(1)%	(11)%	(16)%
Total Consumer-to-Consumer growth/(decline):	(12)%	(1)%	(11)%	(8)%	(8)%	(1)%	(7)%	(5)%

Digital Money Transfer (c)	48%	(2)%	50%	96%	35%	(1)%	36%	70%
westernunion.com (c)	33%	(1)%	34%	50%	24%	0%	24%	33%

(a)	Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.
(b)	Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation.
(c)	Digital Money Transfer revenues have been included in the regions above. As noted above, westernunion.com is a subset of Digital Money Transfer and is included in the regions and Digital Money Transfer revenues.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	41%	38%	40%	38%
EU & CIS	32%	32%	32%	32%
MEASA	15%	15%	15%	15%
LACA	6%	9%	7%	9%
APAC	6%	6%	6%	6%

Digital Money Transfer, which is included in the regional percentages above, represented approximately 22% and 13% of our Consumer-to-Consumer revenues for the three months ended June 30, 2020 and 2019, respectively, and 19% and 13% for the six months ended June 30, 2020 and 2019, respectively.

Our consumers transferred $21.9 billion and $22.2 billion in Consumer-to-Consumer principal for the three months ended June 30, 2020 and 2019, of which $20.7 billion and $20.5 billion related to cross-border principal for the same corresponding periods described above, respectively. Our consumers transferred $42.5 billion and $43.1 billion in

Consumer-to-Consumer principal for the six months ended June 30, 2020 and 2019, of which $39.8 billion and $39.6 billion related to cross-border principal for the same corresponding periods described above, respectively.

Revenues

Consumer-to-Consumer money transfer revenue decreased 12% and 8% for the three and six months ended June 30, 2020, primarily due to a transaction decline of 8% and 5% for the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for both the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year. Constant currency revenue decreased 11% and 7% for the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year. As discussed further below, these decreases were primarily due to revenue declines from our retail business as a result of COVID-19, partially offset by growth in Digital Money Transfer.

The decline in transactions compared to the prior year was primarily a result of COVID-19, which caused governments around the world to institute various protective measures in an effort to slow the spread of the virus. These measures, which include lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses, have negatively impacted our ability to offer services through some of our retail agent locations across all of our regions. The COVID-19 outbreak and associated public health measures have also resulted in a decline in economic activity that has negatively impacted our transaction volumes for the three and six months ended June 30, 2020. In the later part of March 2020, we started to experience a decrease in Consumer-to-Consumer transactions as a result of COVID-19. This decline was caused by decreases in transactions from our retail business and was partially offset by growth in Digital Money Transfer transactions, including transactions initiated through westernunion.com. We believe that our growth in Digital Money Transfer transactions was due, in part, to shifts in consumer behavior to send money through digital channels, including as a result of COVID-19. Since the second half of April, we generally experienced gradually improving transaction trends throughout the remainder of the second quarter.

In our Consumer-to-Consumer regions, the decrease in NA revenue for the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year was primarily the result of declines in money transfers sent and received in the United States. The decrease in EU & CIS and MEASA revenues for the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year was driven by transaction declines in retail money transfers, partially offset by transaction growth from digital white label partnerships. Finally, the decrease in LACA revenue for the three and six months ended June 30, 2020, compared to the corresponding periods in the prior year, was primarily due to transaction declines caused by COVID-19-related government protective measures, including agent location closures, in the region.

We expect that total Consumer-to-Consumer revenues in the second half of 2020 will continue to be negatively impacted by the effects of COVID-19. The duration and severity of the pandemic as well as the responses of government authorities to the pandemic, the macro economic consequences, and the impacts on consumer behavior are uncertain. We expect that our results will continue to be adversely impacted as long as such factors persist.

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

Operating Income

Consumer-to-Consumer operating income decreased 15% and 13% for the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year. Results for the three and six months ended June 30, 2020 were negatively impacted by the decrease in revenues and increased allocations of certain information technology expenses, as previously discussed above, partially offset by decreases in employee-related expenses, including incentive compensation and as a result of reduced hiring and savings from our restructuring plan, as well as decreases in marketing costs. For the six months ended June 30, 2020 compared to the corresponding period, Consumer-to-Consumer operating income was negatively impacted by the strengthening of the United States dollar against certain foreign currencies.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	% Change	2020	2019	% Change
Revenues	$79.4	$95.6	(17)%	$177.8	$191.2	(7)%
Operating income	$1.3	$10.5	(88)%	$15.2	$19.1	(20)%
Operating income margin	2%	11%		9%	10%

Revenues

Business Solutions revenue decreased 17% and 7% for the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year primarily due to a decline in payment services activity, generally across all geographic regions. We believe this decrease was due to a downturn in economic conditions and trade, which primarily resulted from the effects of COVID-19. Fluctuations in the exchange rates between the United States dollar and foreign currencies negatively impacted revenue by 2% for both the three and six months ended June 30, 2020. For the six months ended June 30, 2020, this decrease was partially offset by hedging activity, which generally varies with currency volatility. We expect that to the extent the COVID-19 pandemic or the related macro-economic consequences continue, we will continue to experience declines in cross-currency payments and reductions to segment revenues in future periods.

Operating Income

For the three and six months ended June 30, 2020, operating income and operating income margin decreased when compared to the corresponding periods in the prior year due to the impact of revenue declines, as discussed above, partially offset by a reduction in employee-related expenses.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services. As previously described, we entered into an agreement on February 28, 2019 to sell Speedpay and closed the transaction on May 9, 2019. Speedpay revenues and direct operating expenses included in our results were $37.2 million and $30.6 million, respectively, for the three months ended June 30, 2019. Speedpay revenues and direct operating expenses included in our results were $125.4 million and $98.2 million, respectively, for the six months ended June 30, 2019.

On May 6, 2019, we completed the sale of Paymap for contingent consideration and immaterial cash proceeds received at closing. Paymap revenues and direct operating expenses included in our results were $1.6 million and $0.5 million, respectively, for the three months ended June 30, 2019. Paymap revenues and direct operating expenses included in our results were $5.3 million and $2.2 million, respectively, for the six months ended June 30, 2019.

The following table sets forth Other results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2020	2019	% Change	2020	2019	% Change
Revenues	$58.7	$132.0	(56)%	$134.9	$316.5	(57)%
Operating income	$12.9	$5.6	(a)	$32.8	$14.9	(a)
Operating income margin	22%	4%		24%	5%

(a)	Calculation not meaningful.

Revenues

Other revenue decreased 56% and 57% for the three and six months ended June 30, 2020, compared to the corresponding periods in the prior year primarily due to the impact of the sale of Speedpay, declines in our cash-based bill payments services offered at retail locations, and the strengthening of the United States dollar against the Argentine peso. The decrease for the three and six months ended June 30, 2020 was partially offset by an increase in local currency revenue per transaction, primarily due to inflation.

We believe that Other revenues will continue to be negatively impacted by the effects of COVID-19 to the extent the pandemic or the related macro-economic consequences continue, as we may continue to experience decreases in our cash-based bill payments services.

Operating Income

Other operating income increased for the three and six months ended June 30, 2020 compared to the corresponding periods in the prior year due to the change in allocated information technology expenses, as previously discussed, and a decrease in costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, partially offset by a decrease in revenues, net of a reduction in direct expenses from the Speedpay and Paymap divestitures, and a decrease in revenues from our cash-based bill payments services.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of interest payments on our outstanding borrowings and timing of income tax payments, among other items. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. These payments are typically due in the second quarter of each year through 2025; however, due to the Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020, the due date for the 2020 payment was extended and paid in July 2020.

Our future cash flows could be impacted by a variety of factors, some of which are out of our control. These factors include, but are not limited to, changes in economic conditions, especially those impacting migrant populations and including as a result of COVID-19 related impacts, changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters, and the settlement or resolution of legal contingencies. During the six months ended June 30, 2020, we experienced some delays in collections of agent receivables due to COVID-19 agent location closures and other impacts. These delays have been largely temporary as certain agents were not able to remit settlement funds to us during lockdowns or other stay-at-home orders; however, some of our agents, such as small businesses, may not easily be able to resume operations due to COVID-19. These delays, along with a potential reduction in cash generated from our operating activities, may have a negative impact on our liquidity in future periods. The duration and severity of COVID-19 and related impacts are uncertain, but we believe we are taking appropriate measures to attempt to address liquidity-related considerations by evaluating, monitoring, and assessing the creditworthiness and credit risk ratings of our agents and customers.

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

Assuming that our operations are not significantly affected by the COVID-19 pandemic for a protracted period, we currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of June 30, 2020, we had no outstanding borrowings on our Revolving Credit Facility and $100.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $1,181.6 million and $1,450.5 million, respectively. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1.9 billion and $1.7 billion as of June 30, 2020 and December 31, 2019, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2020, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $347.8 million during the six months ended June 30, 2020, from $402.6 million in the corresponding period in the prior year, primarily as a result of increased incentive and other employee benefit payments, payments related to our restructuring plan, and timing of payments to our agents and vendors. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of June 30, 2020, we have outstanding borrowings at par value of $3,100.0 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2022 to 2040. Our borrowings also include our floating rate term loan.

Our Revolving Credit Facility provides for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility. Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected

LIBOR rate plus an interest rate margin of 110 basis points. A facility fee is also payable quarterly at an annual rate of 15 basis points on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of June 30, 2020, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $100.0 million of commercial paper borrowings outstanding as of June 30, 2020. Our commercial paper borrowings as of June 30, 2020 had a weighted-average annual interest rate of approximately 0.4% and a weighted-average term of approximately 1 day. During the six months ended June 30, 2020, the average commercial paper balance outstanding was $224.8 million, and the maximum balance outstanding was $690.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

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

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $84.2 million and $75.0 million for the six months ended June 30, 2020 and 2019, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the six months ended June 30, 2020 and 2019, 8.5 million and 17.9 million shares were repurchased for $217.4 million and $335.5 million, respectively, excluding commissions, at an average cost of $25.45 and $18.73, respectively. During the first quarter of 2020, we temporarily paused and have not resumed share repurchases, and as of June 30, 2020, $782.6 million remains available under the share repurchase authorization approved by our Board of Directors through December 31, 2021.

Our Board of Directors declared quarterly cash dividends of $0.225 per common share in the first and second quarters of 2020, representing $184.9 million in total dividends.

On July 15, 2020, our Board of Directors declared a quarterly cash dividend of $0.225 per common share payable on September 30, 2020.

Debt Service Requirements

Our 2020 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $668 million remained as of June 30, 2020. We have elected to pay this liability in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in Contractual Obligations located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Restructuring Activities

As previously discussed, on August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our Chief Executive Officer, reducing our headcount, and consolidating various facilities. As of June 30, 2020, the accrual balance related to our restructuring plan was approximately $44 million. We plan to pay these restructuring accruals, and any additional restructuring accruals, using our existing cash balances and cash generated from operations.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $360 million in outstanding letters of credit and bank guarantees as of June 30, 2020 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The letters of credit and bank guarantees have expiration dates through 2024, with many having a one-year renewal option. We expect to renew the letters of credit and bank guarantees prior to expiration in most circumstances. These letters of credit and bank guarantees exclude guarantees that we may provide as part of our legal matters described in Part I, Item 1, Financial Statements, Note 8, Commitments and Contingencies.

As of June 30, 2020, our total amount of unrecognized income tax benefits was $318.3 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

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

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed that the fair value of the Business Solutions reporting unit was sensitive to changes in projections for revenue growth rates and EBITDA margins, quantified the decrease in the projected revenue growth rate that would result in the fair value of the reporting unit approximating its carrying value, and described key factors impacting our ability to achieve the projected revenue growth and EBITDA margins. In addition, we are monitoring the development of COVID-19 and evaluating the impact it may have on our Business Solutions reporting unit’s fair value. The reporting unit's fair value continues to be sensitive to changes in projected revenue growth rates and EBITDA margins, which are impacted by these same factors. As of June 30, 2020, the Business Solutions reporting unit had goodwill of $532.0 million.

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

We have bill payment, money transfer, and other operations in Argentina, which together represented less than 5% of our total consolidated revenues for the three and six months ended June 30, 2020 and 2019. The strengthening of the United States dollar against the Argentine peso has had adverse impacts on our historical results of operations and cash flows, as our Argentine peso-denominated revenue and operating income have been reduced when translated into United States dollars for inclusion in our financial statements. During the third quarter of 2019, the Argentine government imposed restrictions that limit the transfer of cash outside of the country. While we manage our working capital balances to have minimal net monetary assets denominated in the Argentine peso, further policy restrictions could cause our cash and cash equivalents held in the Argentine peso to increase in future periods, including as a result of cash flows generated by our operations. Therefore, the continued devaluation of the Argentine peso could adversely affect our results of operations, and limits on repatriating excess cash balances could adversely affect future distributions of excess cash from Argentina or increase the costs of these repatriations.

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

As of December 31, 2019, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $45 million based on our 2020 forecast of unhedged exposure to foreign currency at that date. As of June 30, 2020, we were continuing to evaluate our foreign currency denominated revenues and expenses for the next twelve months, which we expect could change materially due to the effects of COVID-19. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of June 30, 2020 of approximately $2.8 billion. Approximately $1.5 billion of these assets bear interest at floating rates and are therefore sensitive to changes in interest rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of June 30, 2020, we had a total of approximately $1.1 billion of borrowings subject to floating interest rates. Interest on $950.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings of $100.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of June 30, 2020, our weighted-average effective rate on total borrowings was approximately 3.5%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $11 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on June 30, 2020. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2020 that are sensitive to interest rate fluctuations, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $15 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. While we have experienced some delays in our collections from agents in connection with COVID-19 agent location closures and other impacts, we believe we are taking appropriate measures to attempt to address liquidity-related considerations by evaluating, monitoring, and assessing the creditworthiness and credit risk ratings of our agents. These delays have been largely temporary as certain agents were not able to remit settlement funds to us during lockdowns or other stay-at-home orders; however, some of our agents, such as small businesses, may not easily be able to resume operations due to COVID-19. In addition, we are exposed to losses directly from consumer transactions, particularly through our electronic channels, where transactions are originated through means other than cash and are therefore subject to "chargebacks," insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as electronic channels become a greater proportion of our money transfer business.

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

Our losses have been approximately 2% or less of our consolidated revenues in all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under Risk Management in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2020, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2020, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity/(deficit) for the three-month and six-month periods ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 4, 2020

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

The COVID-19 pandemic is ongoing and has negatively impacted our business, and the extent to which it will further impact our business depends on future developments, which are highly uncertain and difficult to predict. The effects of the pandemic have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations, and cash flows.

The global spread of the coronavirus (COVID-19) has created significant macroeconomic uncertainty, volatility, and disruption. In response, many governments implemented policies intended to stop or slow the further spread of the disease, such as lockdowns, shelter-in-place orders, or restricted movement guidelines, and these measures may remain in place for a significant period of time, or be reinstated again in the future. These policies have resulted in lower consumer and commercial activity across many markets and the closure of Western Union locations and agent locations in certain areas. As a result, customers have experienced and may continue to experience reduced access to retail agent locations due to localized response policies. Additionally, as money transfer services offered through our retail agent locations contribute a majority of our Consumer-to-Consumer revenue, our business has been and may continue to be negatively impacted by these temporary closures to a greater extent than others in our industry who are not as reliant on retail locations. We experienced declines in our Consumer-to-Consumer transactions in the first and second quarters of 2020, which we believe is due in part to economic uncertainty and increased unemployment resulting from the outbreak. Further, a continued global economic downturn, including continued high unemployment, may continue to result from lower consumer and commercial activity and may continue to negatively impact our transaction volumes. While the duration and severity of this pandemic and related impacts are uncertain, we expect that our results of operations in future periods may also be negatively impacted by COVID-19.

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

The extent to which the COVID-19 outbreak continues to impact our business, financial condition, results of operations or cash flows will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and geographic spread of the outbreak, its severity, the occurrence of additional “waves” or periods of increased spread of COVID-19 in key markets in which we operate, the actions to contain the virus or treat its impact, including new or additional restrictions imposed by federal, state, and local governments, its effects on consumer behavior and demand, its effects on migrants and immigration patterns and regulations, and how quickly and to what extent normal economic and operating conditions can resume and be sustained. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, changes in customer behavior or demand, or increased unemployment that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2020:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
April 1 - 30	6,328	$18.98	—	$782.6
May 1 - 31	11,616	$18.90	—	$782.6
June 1 - 30	11,878	$24.23	—	$782.6
Total	29,822	$21.04	—

(a)   These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested. For the three months ended June 30, 2020, there were no share repurchases under a publicly announced authorization.

(b)   On February 28, 2019, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, of which $782.6 million remained available as of June 30, 2020. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Letter Amendment No. 1 to the Amended and Restated Term Loan Agreement, dated as of May 11, 2020, among The Western Union Company, the banks, financial institutions and other institutional lenders party thereto as Banks, and Bank of America, N.A., as administrative agent for the Banks.

10.2

Letter Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of May 11, 2020, among The Western Union Company, the banks, financial institutions and other institutional lenders party thereto as Banks, and Citibank, N.A., as administrative agent for the Banks.

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

The Western Union Company (Registrant)

Date: August 4, 2020	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Raj Agrawal
Raj Agrawal
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2020	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)