Form 10-K
period 2020-12-31
Western Union CO
filed 2021-02-19
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.8 billion based on the closing sale price of $21.62 of the common stock as reported on the New York Stock Exchange.

As of February 16, 2021, 410,921,508 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2021 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10-K.

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events Related to Our Business and Industry

●	changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns or other events, such as public health emergencies, epidemics, or pandemics, such as COVID-19, civil unrest, war, terrorism, natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers;
●	failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including digital, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models;
●	political conditions and related actions, including trade restrictions and government sanctions, in the United States and abroad, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents, clients, or other partners;
●	deterioration in customer confidence in our business, or in money transfer and payment service providers generally;
●	failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place;
●	our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends;
●	changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions;

●	any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties;
●	cessation of or defects in various services provided to us by third-party vendors;
●	mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures, and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill;
●	decisions to change our business mix;
●	our ability to realize the anticipated benefits from restructuring-related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives;
●	failure to manage credit and fraud risks presented by our agents, clients, and consumers;
●	changes in tax laws, or their interpretation, any subsequent regulation, and potential related state income tax impacts, and unfavorable resolution of tax contingencies;
●	adverse rating actions by credit rating agencies;
●	our ability to protect our trademarks, patents, copyrights, and other intellectual property rights, and to defend ourselves against potential intellectual property infringement claims;
●	our ability to attract and retain qualified key employees and to manage our workforce successfully;
●	material changes in the market value or liquidity of securities that we hold;
●	restrictions imposed by our debt obligations;

Events Related to Our Regulatory and Litigation Environment

●	liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity;
●	increased costs or loss of business due to regulatory initiatives and changes in laws, regulations and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration;
●	liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators;
●	liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments;

●	failure to comply with regulations and evolving industry standards regarding consumer privacy, data use, the transfer of personal data between jurisdictions, and information security, including with respect to the General Data Protection Regulation (“GDPR”) in the European Union ("EU") and the California Consumer Privacy Act;
●	failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau (“CFPB”) and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection and derivative transactions;
●	effects of unclaimed property laws or their interpretation or the enforcement thereof;
●	failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide;
●	changes in accounting standards, rules and interpretations, or industry standards affecting our business;

Other Events

●	catastrophic events; and
●	management’s ability to identify and manage these and other risks.

Item 1. Business

Overview

The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world.

The Western Union® brand is globally recognized and represents speed, reliability, trust and convenience. Our Consumer-to-Consumer money transfer service enables people to use our well-recognized brand to send money around the world, usually within minutes. As of December 31, 2020, our global network included over 550,000 agent locations in more than 200 countries and territories and many Western Union branded or partner websites in a growing number of countries and territories. Each location in our agent network is capable of facilitating a consumer’s use of one or more of our services, with the majority offering a Western Union branded service. As of December 31, 2020, more than 65% of our agent locations had conducted money transfer activity in the previous 12 months.

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

All businesses and other services that have not been classified in these segments are reported as Other, which primarily includes our bill payment services, which facilitate payments from consumers to businesses and other organizations. In May 2019, we sold a substantial majority of our United States based electronic bill payments services, as discussed below. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other.

The table below presents the components of our consolidated revenue.

	Year Ended December 31,
	2020	2019	2018
Consumer-to-Consumer	87%	83%	80%
Business Solutions	8%	7%	7%
Other	5%	10%	13%
	100%	100%	100%

No individual country or territory outside the United States accounted for more than 7% of our consolidated revenue for each of the years ended December 31, 2020, 2019, and 2018.

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Money transfers from one consumer to another are the core of our business, representing 87% of our total consolidated revenues for 2020. A substantial majority of these transfers were cross-border transactions. Our money transfer service is mainly conducted through our retail agent locations worldwide but also includes our fast-growing money transfer transactions conducted and funded through websites and mobile applications marketed under our brands (“westernunion.com”) and transactions initiated on internet and mobile applications hosted by our third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”). This segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Digital Money Transfer transactions in these regions, including transactions from our arrangements with financial institutions and other third parties to enable such entities to offer money transfer services to their own customers under their brands, as further discussed below. By means of common processes and systems, these regions, including Digital Money Transfer, create one interconnected global network for consumer transactions, thereby constituting one Consumer-to-Consumer money transfer business and one operating segment.

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

In a typical money transfer transaction, a consumer provides information, either at one of our agent or subagent locations or online, specifying, among other things, the name and other identifying information regarding the recipient and the principal amount of the transfer. The consumer also provides funds for the transaction, including fees. Certain of these processes are streamlined for consumers who participate in our loyalty programs or are registered westernunion.com customers. This information is entered into our money transfer system and the funds are made available for pick-up by the recipient within our system, usually within minutes, in the country or territory specified by the consumer, or paid into the designated account of the recipient. In some jurisdictions, the principal and fees are not collected until after the presentation of our written disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. Consumers then receive a unique identifying number assigned by our system, which the consumer must communicate to the recipient in order to obtain the principal. The recipient generally enters an agent location in the designated receiving country or territory, presents the unique identifying number and identification, where applicable, and is paid the transferred amount by our agent based on the information in our system. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the recipient’s institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction, the send and receive country or territory, speed of service, and channel.

In a retail transaction, we generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent’s primary business (e.g., postal services, banking, check cashing, travel, and retail businesses), making the economics of being a Western Union agent attractive. Western Union’s global reach and large consumer base allow us to attract agents we believe to be well-positioned to deliver our services. In a westernunion.com transaction, we typically pay a credit card processor or bank a fee for collecting the principal, and we are also responsible for losses from chargebacks and fraud, in addition to commissions owed to the receive agent.

No individual country or territory outside the United States accounted for greater than 8% of this segment’s revenue during all periods presented.

Services

We offer money transfer services in more than 200 countries and territories, with a number of options for sending funds that provide consumers convenience and choice, through both our retail and Digital Money Transfer channels.

●	Retail money transfer - The majority of our remittances constitute retail transactions in which payment is collected by one of our agents and is available for pick-up at another agent location, usually within minutes. We offer a variety of methods for consumers to initiate transactions. In select markets, consumers may stage a transaction either online or using a mobile device and subsequently pay for the transaction at one of our agent locations. Additionally, in certain agent locations, consumers can enter a transaction at a self-service kiosk and subsequently pay for the transaction at the counter of the location.
●	Digital Money Transfer - In many countries and territories, consumers can initiate a money transfer from a Western Union branded website or mobile application or from sites and applications hosted by our third-party white label or co-branded digital partners.

Although the majority of transactions are funded with cash, consumers can fund a transaction in a variety of ways. For example, at certain of our agent locations, consumers can fund a transaction using a debit card, and, where available, consumers can fund a money transfer from an account and through an account using an automated teller machine (“ATM”). In Digital Money Transfer channels, consumers can generally fund transactions using a credit card, debit card, electronic funds transfer processed through the automated clearing house (“ACH”) payment system or similar system outside the United States, online banking direct payment methods, or other bank account-based payment.

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

Distribution and Marketing Channels

We offer our Consumer-to-Consumer services around the world primarily through our global network of third-party agents and sub-agents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services, and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations as well as smaller independent retail locations, which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets that they serve and leverage this local knowledge to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents and partners globally have been with us for more than 20 years, on average, and in 2020, these long-standing relationships accounted for transactions that generated nearly 60% of our Consumer-to-Consumer revenue. No individual agent or partner accounted for greater than 10% of the segment’s revenue during all periods presented.

We provide our third-party agents with access to our multi-currency, real-time money transfer processing systems, which are used to originate and pay money transfers. Our systems and processes enable our agents to pay money transfers in over 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the point-of-sale presence and facilitate the interface with Western Union required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support, and consumer relationship management to our agents, as well as compliance training and related support. Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although the subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations. Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card or account payout options. While we typically perform services under the Western Union brand, in certain geographic regions, we operate under other brands targeted to the local market.

We market our services to consumers in a number of ways, directly and indirectly through our agents and their subagents, leveraging promotional activities, grassroots, direct-to-consumer communications and digital advertising. Our marketing strategy includes a loyalty program such as “My WUSM” which is available in certain countries and territories. These programs offer consumers faster service at the point-of-sale and the opportunity to earn points on eligible products, such as money transfers and bill payments, and channels (including westernunion.com and mobile applications) that can be redeemed for rewards, such as reduced transaction fees. Redemption activity has been insignificant to the results of our operations.

We cooperate with various partners around the world to offer a variety of branded, co-branded, and unbranded money transfer services, including services offered exclusively under the partners’ brands. While the terms of these arrangements vary, these services are often marketed by the third-party partner and offered under the partner’s license to provide money transfer services. As a result, the regulatory requirements applicable to us under these arrangements may also vary.

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

We are seeing increased competition from, and increased market acceptance of, electronic, mobile, and internet-based money transfer services as well as digital currencies. This trend accelerated during 2020, as consumers responded to the COVID-19 pandemic by sending money increasingly through digital channels. We believe this shift in consumer preference will continue beyond the pandemic, resulting in an increasing proportion of remittances being sent through digital means in the future.

Competition

We face robust competition in the highly fragmented Consumer-to-Consumer money transfer industry. We compete with a variety of remittance providers, including:

●	Global money transfer providers - Global money transfer providers allow consumers to send money to a wide variety of locations, in both their home countries and abroad.
●	Regional money transfer providers - Regional money transfer providers, or “niche” providers, provide the same services as global money transfer providers, but focus on a smaller group of geographic corridors or services within one region, such as North America to the Caribbean, Central or South America, or Western Europe to North Africa.
●	Digital channels - Digital money transfer service providers, including certain payment providers, allow consumers to send and receive money digitally using the internet or through mobile devices. Digital channels also include digital wallets, digital currencies, and social media and other predominantly communication or commerce-oriented platforms that offer money transfer services.

●	Banks, postbanks, and post offices - Banks, postbanks, and post offices of all sizes compete with us in a number of ways, including money transfers, bank transfer and wire services, payment instrument issuances, and card-based services.
●	Informal networks - Informal networks enable people to transfer funds without formal mechanisms and often without compliance with government reporting requirements. We believe that such networks comprise a significant share of the market.
●	Alternative channels - Alternative channels for sending and receiving money include mail and commercial courier services, and card-based options, such as ATM cards and stored-value cards.

We believe the most significant competitive factors in Consumer-to-Consumer remittances relate to the overall consumer value proposition, including brand recognition, trust, reliability, consumer experience, price, speed of delivery, distribution network, variety of send and receive payment methods, and channel options.

Business Solutions Segment

In our Business Solutions segment, which represented 8% of our total consolidated revenues for 2020, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals.

Operations

The significant majority of our revenue in this segment is derived from foreign exchange resulting from the difference between the exchange rate set by us to the customer and the rate available in the wholesale foreign exchange market. The significant majority of Business Solutions revenue was generated outside the United States during all periods presented.

Services

The majority of our Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. For certain industries such as educational institutions, financial institutions, and law firms, we provide tailored payment solutions. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments, which usually generate higher revenue per transaction than spot payments. Payments are made predominantly through electronic transfers, wire transfers, or checks.

Distribution and Marketing Channels

Our Business Solutions services are offered primarily through digital channels, including through the internet and third-party channels, and over the phone. Our internet services are marketed through our own websites as well as, from time to time, co-branding arrangements with third-party websites.

Our customer relationships are a core component of our business payments services. No individual customer accounted for greater than 10% of this segment’s revenue.

Industry Trends

The business-to-business payments industry has evolved rapidly with technological innovations that have created new competitors and methods of processing payments from businesses to other businesses. The various products and services within the business-to-business payments industry are in varying stages of development. Business-to-business payments, especially cross-border, cross-currency transactions are also dependent on global trade trends and regulations. Increased anti-money laundering, anti-terrorist financing, consumer protection regulations and compliance requirements, and increased regulations and compliance requirements applicable to the offering of derivatives are impacting the business-to-

business payments industry. We believe these increases in competition and regulatory costs are likely to continue in this segment.

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

Other

Our remaining businesses and services, which primarily consist of our bill payment services in Argentina and the United States and money order services, are included in Other, which also includes certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures. Other revenue is derived primarily from transaction fees paid by customers and billers and represented 5% of our total consolidated revenues for 2020.

Our bill payment services provide fast and convenient options to make payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. Generally, these bill payment services are initiated by consumers making a cash payment at an agent or at a Company-operated location. We believe our business partners who receive payments through our services benefit from their relationship with Western Union as it provides them with real-time or near real-time posting of their customers’ payments. In many circumstances, our relationships with business partners also provide them with an additional source of income and reduce their expenses for handling of payments.

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

Intellectual Property

The Western Union® and WU® trademarks and service marks, and the Company’s Black & Yellow trade dress are used and/or registered worldwide and are material to our Company. We offer money transfer services under the Western Union®, Orlandi Valuta®, and Vigo® brands. We also provide various payment and other financial services under many brands and product names, including Western Union Business SolutionsSM, Pago Fácil®, Quick Collect®, Quick PaySM, Pay@WUSM, Quick Cash®, My WUSM, and Western Union Convenience Pay®. Our operating results have allowed us to invest significantly each year to support our brands, and in some regions, our agents have also contributed financial resources to assist with marketing our services. Additionally, we own patents and patent applications covering various aspects of our products and services, covering a broad range of technologies, including those related to money transfer, compliance analytics, fraud prevention, and mobile applications. We also own a number of application programming interfaces.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities, and many other countries and jurisdictions, including the EU. These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection, and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services, the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, and/or the seizure of our assets. For example, in early 2017, we entered into a Deferred Prosecution Agreement with the United States Department of Justice and certain United States Attorney’s Offices (the “DPA”), a Stipulated Order for Permanent Injunction and Final Judgment (the “FTC Consent Order”) with the United States Federal Trade Commission (“FTC”), a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), and settlement agreements with various state attorneys general (collectively, the “Joint Settlement Agreements”) and in early 2018, we agreed to a consent order which resolved a matter with the New York State Department of Financial Services (the “NYDFS Consent Order”). For further discussion of these agreements, please see Part I, Item 1A, Risk Factors - “Our business is the subject of consent agreements with or enforcement actions by regulators.”

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program, comprised of policies, procedures, systems, and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. As of December 31, 2020, these programs included dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through third-party agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents’ compliance activities.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the “BSA”), and similar laws and regulations in the United States and abroad. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements may also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents and subagents inside and outside the United States, and certain states also require money transfer companies to conduct similar due diligence reviews. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent settlement agreements being reached with Western Union, other money transfer providers, and several large financial institutions. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order.

Economic and trade sanctions programs administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations. We provide limited money transfer and payment services to parties in Syria and the Crimea region of Ukraine in accordance with United States laws authorizing such services, and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC. In October 2020, OFAC amended its Cuban Assets Control Regulations, requiring us to suspend our money transfer services to Cuba.

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

These licensing laws also cover matters such as government approval of controlling shareholders and senior management of our licensed entities, regulatory approval of agents and in some instances their locations, consumer disclosures and the filing of periodic reports by the licensee, and they may require the licensee to demonstrate and maintain certain net worth levels. Many states also require money transfer providers and their agents to comply with federal and/or state anti-money laundering laws and regulations.

Outside the United States, our money transfer business is subject to some form of regulation in almost all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, agent registration requirements, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer, and controls on the rates of exchange between currencies. They also include laws and regulations intended to detect and prevent money laundering or terrorist financing, including obligations to collect and maintain information about consumers, recordkeeping, reporting and due diligence, and supervision of agents and subagents similar to and in some cases exceeding those required under the BSA. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services, and in certain countries, we must maintain sufficient cash or other funds to satisfy payout obligations in these countries. Where we cooperate with partners around the world to offer other branded and unbranded money transfer services, including services offered and marketed exclusively under the partners’ brands, the regulatory requirements applicable to us may vary.

The majority of our EU business is managed through our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland under the Second EU Payment Services Directive EU 2015/2366 (“PSD2”) and local implementing regulations. PSD2 imposes rules on payment service providers like Western Union. It became EU law in January 2016 and required EU member states to transpose it into their national laws by January 2018. Its aim is to drive increased competition, innovation, and transparency across the EU payments market, while enhancing consumer protection and the security of internet payments and account access. To achieve this, PSD2: (i) has increased the supervisory powers granted to member states with respect to activities performed by companies such as Western Union, and our agent network, (ii) provides for customer identity verification and authentication measures, and agent monitoring responsibilities, (iii) provides member states with the ability to limit the types, nature, and amount of charges we may assess, increases customer refund rights, and (iv) increases information security and incident reporting responsibilities.

Under our PSD2 license and local EU member states’ implementing legislation and associated regulatory supervisory powers, we are responsible for the regulatory compliance of our agents and their subagents. We are also subject to requirements such as capital and safeguarding rules, certain consumer protection requirements, information technology, and operational security risk management requirements, outsourcing oversight requirements, and periodic regulatory examinations similar to those in the United States. These rules have resulted in increased compliance and agent monitoring costs and the increased risk of adverse regulatory action against us resulting from the actions of our agents in those areas. In addition to increasing our compliance costs, PSD2 increases the regulatory supervision and enforcement associated with non-compliance with it and the associated increasing body of applicable European Banking Authority guidelines and regulatory technical standards. PSD2 may also result in increased competition arising from other service providers utilizing the enhanced payment initiation and account information access provisions or by our failure to utilize those provisions to innovate our own service offerings. We continue to monitor PSD2’s impact, including indicators of potential increases in competition such as the number of new payment and electronic money license authorizations, including those by multinational online service and technology companies, and the number of newly-licensed payment initiation and account information service providers.

In addition to our Irish PSD2 license, which covers most of our retail money transfer business in Europe, our European digital money transfer business is managed through our Austrian banking subsidiary, which is regulated by the Austrian Financial Market Authority under the Austrian Banking Act. Its digital money transfer business is subject to payment services regulated under PSD2 and local implementing legislation.

The United Kingdom (“UK”) left the EU on January 31, 2020 (“Brexit”), following a referendum and a notification to the EU, under Article 50 of the Treaty on the European Union. In advance of Brexit, the UK and the EU ratified an agreement governing the terms of the UK’s withdrawal from the EU (the “Withdrawal Agreement”). Under the terms of the Withdrawal Agreement, certain regulated financial service providers were permitted to continue to rely on EU regulatory “passport” rights until December 31, 2020 to provide services between the UK and EU without needing to obtain separate local regulatory authorizations in the relevant jurisdictions. To ensure that our operations will continue in the UK, which represented approximately 6% of our consolidated revenues for the year ended December 31, 2020, we set up a new payment institution to conduct money remittance in the UK, which was authorized by the Financial Conduct Authority in April 2019, and presently offers retail money transfer services via UK agents.

We have also applied for the UK branch of our Austrian banking subsidiary to be authorized by the UK Prudential Regulation Authority (the “PRA”) as a Third Country Branch (i.e., a UK branch of a non-UK bank) in order to continue to conduct our UK Business Solutions and digital money transfer operations. The PRA has a period of 3 years from December 31, 2020 to determine the application. In the period from December 31, 2020 and the date of the UK branch being authorized, it will operate under the Temporary Permissions Regime established by the UK for this purpose. This UK branch will be subject to certain additional UK regulatory requirements upon authorization. Further, as a result of Brexit, including under the terms of any new regulatory authorizations we have and may obtain, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services.

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

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us, our agents, or their subagents, including regulations that:

●	prohibit, restrict, and/or impose taxes or fees on money transfer transactions in, to, or from certain countries or with certain governments, individuals, and entities;
●	impose additional customer identification and customer, agent, and subagent due diligence requirements;
●	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
●	limit the types of entities capable of providing money transfer services, impose additional licensing or registration requirements on us, our agents, or their subagents, or impose additional requirements on us with regard to selection or oversight of our agents or their subagents;
●	impose minimum capital or other financial requirements on us or our agents and their subagents;
●	limit or restrict the revenue which may be generated from money transfers, including transaction fees and revenue derived from foreign exchange;

●	require enhanced disclosures to our money transfer customers;
●	require the principal amount of money transfers originated in a country to be invested in that country or held in a trust until they are paid;
●	limit the number or principal amount of money transfers, which may be sent to or from a jurisdiction, whether by an individual, through one agent, or in aggregate;
●	impose more stringent information technology, cybersecurity, data, and operational security requirements on us or our agents and their subagents, including relating to data transfers and the use of cloud infrastructure;
●	impose additional risk management and related governance and oversight requirements, including relating to the outsourcing of services to other group companies or to third parties; and
●	prohibit or limit exclusive arrangements with our agents and subagents.

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

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the EU and in the UK, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivatives contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. Although currently unlikely due to our derivative activity levels, there is some risk that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer in the future. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework would lead to additional costs, including costs relating to regulatory capital and margin requirements, and could impact how we conduct our hedging activities and derivatives business with customers. For further discussion of these risks, see Part I, Item 1A, Risk Factors - “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.” Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business.

Additionally, the regulatory regimes for derivatives in the United States, the EU, and the UK, such as under the Dodd-Frank Act and the European Markets in Financial Instruments Directive known as “MiFID II,” are continuing to evolve. Any changes to such regimes, or our designation or the implementation of new rules under these regimes, such as future registration requirements and increased regulation of derivatives contracts, may result in additional costs to our business. Other jurisdictions outside the United States, the EU, and the UK are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well. Moreover, as a result of Brexit, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions, or limitations on our business could adversely affect our operations and financial results.

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

In the United States, federal data privacy laws such as the federal Gramm-Leach-Bliley Act and various state laws, such as data privacy and breach laws, apply to a broad range of financial institutions including money transfer providers like Western Union, and to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission (“FTC”), which has jurisdiction over companies such as Western Union, has brought numerous enforcement actions, resulting in multi-year settlements, against companies whose privacy or data security practices allegedly violated the law. We are also subject to privacy and data breach laws in various states, such as the California Consumer Privacy Act, which became effective on January 1, 2020, that imposes heightened data privacy requirements on companies that collect information from California residents and creates a broad set of privacy rights and remedies modeled in part on the GDPR, as discussed below. The FTC, CFPB, and some states continue to actively investigate companies’ privacy practices including those related to online and mobile applications. Most state laws require notification to be provided to affected individuals, state authorities, and consumer reporting agencies, in the event of a breach of certain types of personal data contained in computer databases and in some cases physical documents. Such notification requirements may be subject to various factors, including the level of encryption, the data elements involved in the incident, and the potential harm to consumers. In addition, we are also subject to United States federal reporting requirements in connection with some such incidents.

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

An emerging trend is the increase in data localization laws which either require that personal information be hosted on local servers or restrict the transfer of personal information outside national borders. These laws present operational and technology challenges that can require companies to make significant changes to the management of personal information and can potentially increase our costs and impact our ability to process personal information. These laws may also restrict or limit our ability to process transactions using centralized databases, including cloud computing infrastructure and software, for example, by requiring that transactions be processed using a database maintained in a particular country or region.

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

Human Capital Management

Our People

As of December 31, 2020, our businesses employed approximately 11,000 individuals, of which approximately 1,700 employees are located inside the United States. Our employees span more than 50 countries.

Attracting, Developing, and Engaging Employees

Recruitment

Our recruitment efforts focus on identifying internal and external talent with skills that are critical to our business strategy, including those individuals with cloud, data architecture, cybersecurity, payment systems, and many other areas of expertise. We actively assess our new talent needs, evaluate the extent to which current staff have those critical skills, and provide development to build these capabilities. Our recruiting team uses multiple channels to find, assess, and hire employees, including channels that focus on diverse candidates.

Training and Professional Development

We invest in our people and their growth. Our talent processes endeavor to strike an appropriate balance between global scale and local responsiveness. Our development and training organization has members in many countries, so that training can be made available to all regions of our global workforce.

Our employee development philosophy centers around learning and empowerment. To position our people for success, we provide our employees with access to a variety of learning, including self-paced digital and facilitated formats.

Employees also gain valuable experiences through on the job learning, special assignments and projects, and coaching and mentoring. We use a variety of assessments to help employees identify and develop areas to both improve current performance as well as areas that prepare them for future opportunities.

Reflecting our commitment to a culture of ethics and compliance, new employees receive mandatory education related to compliance, ethics, privacy, and information security. Existing employees receive continuing education on these same topics every year.

Engagement

We assess employee engagement regularly, and our employee engagement system utilizes monthly surveys, artificial intelligence, and machine learning to help leaders better understand what our employees are thinking, what they value, and what they need. We benchmark our engagement results against global peers to better understand our strengths and areas of opportunity. One of our ongoing goals is to foster greater communication to help ensure that our employees are informed, believe that their concerns are heard, and feel empowered to make decisions. To that end, we have implemented employee engagement and culture teams in certain of our offices worldwide. While each site varies somewhat in its approach, these “Empower” teams are supported by on-site business leaders to focus on the “culture of the customer,” diversity and inclusion, community, the environment, and other issues that are meaningful to employees in those locations.

Diversity, Equity, and Inclusion

We are committed to fostering a diverse and inclusive work environment. We recognize the strategic importance of talent and diversity in our workforce and promote diversity through:

●	our policies and practices in hiring, promotion, and compensation;
●	encouraging ethical decision-making via our Code of Conduct and ethics training program;
●	offering diversity training programs, sponsorship, and mentoring initiatives;
●	unconscious bias training;
●	goal setting; and
●	providing support for grassroots affinity groups and belonging initiatives.

For example, as of December 31, 2020, over 50% of our global workforce were women, over 35% of senior management-level and above positions were held by women, and one-third of our executive officers were women. Our leadership team has diverse backgrounds, with wide-ranging, global experience. In addition, our Board of Directors considers diversity in gender, ethnicity, geography, background, and cultural viewpoints when selecting nominees. As of December 31, 2020, five of our eleven directors were diverse, including three directors who were female and three directors who identify as Latinx, Asian, or LGBTQ+.

Compensation, Benefits, and Wellness

We seek to provide compensation that motivates, retains, and rewards our employees and attracts future talent. We offer packages designed to inspire the delivery of exceptional performance and results to help us deliver on our business strategy, stockholder commitments, and Company values. To guide our annual compensation assessment, we examine and benchmark market data for countries where we operate, as available data allows.

We strive to achieve equal pay for equal work. We consistently review and update salary ranges and perform internal pay equity reviews, with the goal of developing impartial and competitive pay practices and aligning salaries to local market conditions and cost-of-labor changes. We also offer employees multiple channels to raise pay equity concerns, such as our human resources team, ethics helpline, and legal department.

Our benefit packages aim to support the health and well-being of our employees and their families, including same and opposite sex domestic partners in most countries. Our benefit packages vary among countries based on laws, cultural norms, and market practices. Benefits generally available to all full-time employees include medical benefits, risk insurance benefits (life, disability, and accidental death and dismemberment), global adoption assistance, our employee assistance program (counseling, legal, and other professional services), paid leave, a scholarship program available to employees with college-age children, a global recognition and reward program, and business travel assistance and insurance.

During the COVID-19 pandemic, we have introduced multiple new benefits, working arrangements, and trainings to support the mental and physical health and financial security of our employees. These included the ability to work from home for the majority of employees, along with work-from-home tools, resources, and support, and in certain cases, enhanced back-up and in-home child and elder care, additional paid sick and family leave for employees affected by COVID-19, and telehealth doctor visits and enhanced health insurance services. In addition, we have introduced an internet subsidy and a one-time equipment support bonus for a portion of the employee population below the senior management level. To continue support for employees in 2021, we have expanded the back-up child and elder care benefit to multiple countries, implemented a global tutoring benefit for employees and their children to support remote learning, and supported our employees’ mental and emotional health through the implementation of an award-winning meditation and sleep application.

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

Information About our Executive Officers

As of February 19, 2021, our executive officers consist of the individuals listed below:

Name	Age	Position
Hikmet Ersek	60	President, Chief Executive Officer, and Director
Raj Agrawal	55	Chief Financial Officer
Jean Claude Farah	50	President, Global Network
Khalid Fellahi	56	President, Consumer Money Transfer
Jacqueline Molnar	57	Chief Transformation Officer
Michelle Swanback	52	President, Product and Platform
Andrew Summerill	47	President, Payments
Caroline Tsai	51	Chief Legal Officer and Corporate Secretary
Richard Williams	55	Chief People Officer

Hikmet Ersek is our President and Chief Executive Officer and a member of the Company’s Board of Directors (from 2010). Also during 2010, Mr. Ersek served as the Company’s Chief Operating Officer. Prior to 2010, Mr. Ersek served as the Company’s Executive Vice President and Managing Director, Europe, Middle East, Africa and Asia Pacific Region from 2008. From 2006 to 2008, Mr. Ersek served as the Company’s Executive Vice President and Managing Director, Europe/Middle East/Africa/South Asia. Prior to 2006, Mr. Ersek held various positions of increasing responsibility with Western Union. Prior to joining Western Union in 1999, Mr. Ersek was with GE Capital specializing in European payment systems and consumer finance.

Raj Agrawal is our Chief Financial Officer (from 2014), and previously served as Executive Vice President of Global Operations (from 2017 to 2019), and Executive Vice President and Interim Chief Financial Officer during 2014. From 2011 to 2014, Mr. Agrawal served as President, Western Union Business Solutions. From 2010 to 2011, Mr. Agrawal served as General Manager, Business Solutions, and as Senior Vice President of Finance for Business Units. Previously, Mr. Agrawal served as Senior Vice President of Finance of the Company’s Europe, Middle East, and Africa and Asia Pacific regions from 2008 to 2010, and as Senior Vice President and Treasurer of Western Union from 2006 to 2008. Prior to joining Western Union in 2006, Mr. Agrawal served as Treasurer and Vice President of Investor Relations at Deluxe Corporation, and worked at General Mills, Inc., Chrysler Corporation, and General Motors Corporation.

Jean Claude Farah is our President, Global Network (from 2019). From 2017 to 2019, Mr. Farah served as Executive Vice President and President, Global Payments, from 2013 to 2017, Mr. Farah served as Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe and CIS, and from 2009 to 2013, Mr. Farah served as Senior Vice President for the Middle East and Africa region. Mr. Farah joined Western Union in 1999 as Marketing Manager, Middle East & North Africa. He has held a variety of progressively responsible positions with the company, including Regional Director, Regional Vice President and Senior Vice President for the Middle East, Pakistan and Afghanistan region. Mr. Farah started his career in 1995 with Renault SA. Prior to joining Western Union, he was Area Manager for Orangina Pernod Ricard.

Khalid Fellahi is our President, Consumer Money Transfer (from 2019). From 2011 to 2019, Mr. Fellahi served as Senior Vice President and General Manager for Western Union Digital, and Head of our Mobile Transaction Services group from 2009 to 2010. Prior to that, Mr. Fellahi served as Head of our Africa region from 2002 to 2009. Prior to joining Western Union in 2002, Mr. Fellahi held roles within SIS-Groupe Compagnie Bancaire (Paribas) and Price Waterhouse Management Consultants. In addition, he has held senior leadership positions at small and medium enterprises in the service industry.

Jacqueline Molnar is our Chief Transformation Officer (from 2020). Ms. Molnar served as Chief Transformation Officer and Global Head of Compliance from 2019 to 2020, Chief Compliance Officer from 2016 to 2019, Interim Chief Compliance Officer from 2015 to 2016, and Senior Vice President and Deputy Chief Compliance Officer from 2013 to 2015. Prior to joining Western Union in 2013, Ms. Molnar served as Vice President, Associate Global Anti-Money Laundering Officer at Toronto Dominion Bank Group, as Vice President, Assistant General Counsel at Wells Fargo & Company, and in various roles at Gibson Dunn, Latham & Watkins LLP, and at Herbert Smith Freehills.

Michelle Swanback is our President, Product and Platform (from 2020). From 2014 to 2020, Ms. Swanback served as the Group Operating Officer at Accenture Digital. She previously served as the lead for Accenture Technology, North America from 2012 to 2014. Prior to that, she served as a managing director in the North American operating unit of the Accenture Communications, Media, and Technology operating group from 2011 to 2012.

Andrew Summerill is our President, Payments (from 2020). From 2019 to 2020, Mr. Summerill served as our Interim President, Payments. From 2015 to 2019, Mr. Summerill served as Chief Financial Officer of Western Union Business Solutions and as Vice-President of Finance for Asia Pacific of Western Union Business Solutions from 2010 to 2015. Mr. Summerill joined Western Union with the 2011 acquisition of Travelex Global Business Payments, where he held various positions.

Caroline Tsai is our Chief Legal Officer and Corporate Secretary (from 2019). From 2017 to 2019, Ms. Tsai served as Executive Vice President, General Counsel and Secretary. Prior to joining Western Union in 2017, Ms. Tsai served as Deputy General Counsel and Chief Regulatory Officer of BMO Financial Group, a banking and financial services provider, from 2015 to 2017 and from 2014 to 2015, Ms. Tsai served as Chief Legal Officer, U.S. Personal and Commercial Banking at BMO Harris Bank. Prior to joining BMO Financial Group, Ms. Tsai was Senior Vice President and Associate General Counsel of Bank of America Corporation, a banking and financial services provider, from 2012 to 2013, and from 2005 to 2011, Ms. Tsai served as Senior Vice President and Assistant General Counsel. Ms. Tsai began her legal career as an Associate with the law firm Jones Day, based in Washington, D.C.

Richard Williams is our Chief People Officer (from 2019). Mr. Williams previously served as Executive Vice President, Chief Human Resources Officer from 2013 to 2019, Interim Chief Human Resources Officer during 2013 and as Senior Vice President, Human Resources - Global Consumer Financial Services from 2011 to 2013. Mr. Williams joined Western Union in 2009 as the Vice President of Human Resources for the Americas and Global Cards. Before joining Western Union, Mr. Williams worked for Fullerton Financial Holdings (a wholly-owned subsidiary of Temasek Holdings) as its Senior Vice President of Human Resources for Central and Eastern Europe, Middle East and Africa, based in Dubai, United Arab Emirates from 2007 to 2009. Previously, Mr. Williams spent 17 years with American Express Company.

Item 1A. Risk Factors

The following is a summary of certain key risk factors with respect to our Company. You should read this summary together with the more detailed descriptions of risks relating to our Company below.

Risks Relating to Our Business and Industry

●	Demand for our services is dependent on a number of factors that could be materially impacted by adverse changes in the global economy, including related to the COVID-19 pandemic.
●	We operate in highly competitive and rapidly evolving industries and face competition from a wide variety of service providers.
●	Our business depends on consumer confidence, which could be adversely affected by a number of factors, many of which are outside of our control.
●	Our Consumer-to-Consumer business is highly dependent on our ability to maintain our agent network under terms consistent with or more advantageous than those currently in place.
●	Our industry is subject to rapid and significant technological changes.
●	We are a global company and accordingly are subject to a number of risks related to our international operations.
●	As a company that transfers and retains large amounts of confidential and personal information, we are exposed to risks relating to ensuring such information is not improperly used or disclosed.
●	Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers.
●	We may not realize all of the anticipated benefits from restructuring and related initiatives.
●	We face credit, liquidity, and fraud risks from our agents, consumers, businesses, and third-party processors.
●	Changes in tax laws, or their interpretation, or unfavorable resolution of tax contingencies could adversely affect our tax expense.
●	Our ability to remain competitive depends in part on our ability to protect our trademarks, patents, copyrights, and other intellectual property rights and to defend ourselves against potential intellectual property infringement claims.

Risks Relating to Our Regulatory and Litigation Environment

●	Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity.
●	The laws and regulations governing our business are frequently changing and evolving and could require changes in our business model and increase our costs of operations.
●	The changes in our compliance program required by the consent orders and settlement agreements to which we are party have had, and may continue to have, adverse effects on our business.

●	Western Union is the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines or penalties.

There are many factors that affect our business, financial condition, results of operations, and cash flows, some of which are beyond our control. These risks include, but are not limited to, the risks described in detail below. Such risks are grouped according to:

●	Risks Relating to Our Business and Industry; and

●	Risks Relating to Our Regulatory and Litigation Environment

You should carefully consider all of these risks.

Risks Relating to Our Business and Industry

Risks Relating to our Business Model and COVID-19

Global economic downturns or slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, and difficult conditions in global financial markets and financial market disruptions could adversely affect our business, financial condition, results of operations, and cash flows.

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, such as the COVID-19 pandemic (see risk factor “The COVID-19 pandemic is ongoing and has negatively impacted our business, and the extent to which it will further impact our business depends on future developments, which are highly uncertain and difficult to predict. The effects of the pandemic had an adverse effect, and could have a material adverse effect, on our business, financial condition, results of operations, and cash flows”), and we face certain risks relating to such events, including:

●	Demand for our services could soften, including due to low consumer confidence, high unemployment, changes in foreign exchange rates, reduced global trade, including from trade disruptions or trade restrictions, or other events, such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics.
●	Our Consumer-to-Consumer money transfer business relies in large part on migration, which brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws, restrictions on immigration and travel, and political or other events (such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition, results of operations, and cash flows.
●	Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. The prospect of reduced job opportunities, especially in retail, healthcare, construction, hospitality, and technology industries, or weakness in the regional economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions or immigration laws, our financial condition, results of operations, and cash flows may be adversely affected.

●	Our agents or clients could experience reduced sales or business as a result of a deterioration in economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation, or cease doing business altogether. Businesses using our services may make fewer cross-currency payments or may have fewer customers making payments to them through us, particularly businesses in those industries that may be more affected by an economic downturn.
●	Our Business Solutions business is heavily dependent on global trade. A downturn in global trade, including as a result of increased tensions regarding trade relationships between countries, or the failure of long-term import growth rates to return to historic levels could have an adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, as customer hedging activity in our Business Solutions business generally varies with currency volatility, we have experienced and may experience in the future lower foreign exchange revenues in periods of lower currency volatility.
●	Our exposure to receivables from our agents, consumers and businesses could impact us. For more information on this risk, see risk factor “We face credit, liquidity, and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.”
●	The market value of the securities in our investment portfolio may substantially decline. The impact of that decline in value may adversely affect our liquidity, financial condition, and results of operations.
●	The third-party service providers on whom we depend may experience difficulties in their businesses, which may impair their ability to provide services to us and have a potential impact on our own business. The impact of a change or temporary stoppage of services may have an adverse effect on our business, financial condition, results of operations, and cash flows.
●	The counterparties to the derivative financial instruments that we use to reduce our exposure to various market risks, including changes in interest rates and foreign exchange rates, may fail to honor their obligations, which could expose us to risks we had sought to mitigate. This includes the exposure generated by the Business Solutions business, where we write derivative contracts to our customers as part of our cross-currency payments business, and we typically hedge the net exposure through offsetting contracts with established financial institution counterparties. That failure could have an adverse effect on our financial condition, results of operations, and cash flows.
●	We may be unable to refinance our existing indebtedness, or finance our obligations to pay tax on certain of our previously undistributed earnings pursuant to United States tax reform legislation enacted in December 2017 (the “Tax Act”) on favorable terms, as such amounts become due, or we may have to refinance or obtain new financing on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt or tax obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other purposes.
●	Our revolving credit facility with a consortium of banks is one source for funding liquidity needs and also backs our commercial paper program. If any of the banks participating in our credit facility fails to fulfill its lending commitment to us, our short-term liquidity and ability to support borrowings under our commercial paper program could be adversely affected.
●	Banks upon which we rely to conduct our business could fail or be unable to satisfy their obligations to us. This could lead to our inability to access funds and/or credit losses for us and could adversely impact our ability to conduct our business.
●	Insurers we utilize to mitigate our exposures to litigation and other risks may be unable to or refuse to satisfy their obligations to us, which could have an adverse effect on our liquidity, financial condition, results of operations, and cash flows.

●	If market disruption or volatility occurs, we could experience difficulty in accessing capital on favorable terms and our business, financial condition, results of operations, and cash flows could be adversely impacted.

The COVID-19 pandemic is ongoing and has negatively impacted our business, and the extent to which it will further impact our business depends on future developments, which are highly uncertain and difficult to predict. The effects of the pandemic had an adverse effect, and could have a material adverse effect, on our business, financial condition, results of operations, and cash flows.

The global spread of COVID-19 has created significant macroeconomic uncertainty, volatility, and disruption. In response, many governments implemented policies intended to stop or slow the further spread of the disease, such as lockdowns, shelter-in-place orders, or restricted movement guidelines, and these measures may remain in place for a significant period of time or be reinstated again in the future. These policies have resulted in lower consumer and commercial activity across many markets and the closure of Western Union locations and agent locations in certain areas. As a result, customers have experienced and may continue to experience reduced access to retail agent locations due to localized response policies. Additionally, as money transfer services offered through our retail agent locations contribute a majority of our Consumer-to-Consumer revenue, our business has been and may continue to be negatively impacted by these temporary closures to a greater extent than others in our industry who are not as reliant on retail locations. We experienced declines in our Consumer-to-Consumer transactions from retail locations in each quarter of 2020, compared to the corresponding quarters in the prior year, which we believe is mainly due to economic uncertainty and increased unemployment resulting from the pandemic. Further, a continued global economic downturn, including continued high unemployment, may continue to result from lower consumer and commercial activity and may continue to negatively impact our transaction volumes. While the duration and severity of this pandemic and related impacts are uncertain, we expect that our results of operations in future periods may also be negatively impacted by COVID-19.

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

The extent to which the COVID-19 pandemic continues to impact our business, financial condition, results of operations or cash flows will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and geographic spread of the pandemic, its severity, the occurrence of additional waves, variants, or periods of increased spread of COVID-19 in key markets in which we operate, the availability and effectiveness of a vaccine, the actions to contain the virus or treat its impact, including new or additional restrictions imposed by governments, its effects on consumer behavior and demand, its effects on migrants and immigration patterns and regulations, how quickly and to what extent normal economic and operating conditions can resume and be sustained, and our ability to adapt to changing conditions. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, changes in customer behavior or demand, or increased unemployment that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of the pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects have had an adverse effect on our business, financial condition, results of operations, and cash flows and could have a material adverse effect in the future.

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

Money transfer and business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks and credit unions (including interbank partnerships), card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Our business, distribution network and channel options, such as our digital channels, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows. For example, we have experienced increased competition in money transfers sent and received within the United States from competitors that do not charge a fee to send or receive money through bank accounts. The potential international expansion of these competitors could represent significant competition to us.

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

A number of factors could adversely affect customer confidence in our business, or in consumer money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

●	changes or proposed changes in laws or regulations or regulator or judicial interpretation thereof that have the effect of making it more difficult or less desirable to transfer money using consumer money transfer and payment service providers, including additional consumer due diligence, identification, reporting, and recordkeeping requirements;

●	the quality of our services and our customer experience, and our ability to meet evolving customer needs and preferences, including consumer preferences related to our westernunion.com and other Digital Money Transfer services;
●	failure of our agents or their subagents to deliver services in accordance with our requirements;
●	reputational concerns resulting from actual or perceived events, including those related to fraud, consumer protection, data breaches, or other matters;
●	actions by federal, state or foreign regulators that interfere with our ability to transfer consumers’ money reliably, for example, attempts to seize money transfer funds, or limit our ability to or prohibit us from transferring money in certain corridors;
●	federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data either pursuant to requirements under the Joint Settlement Agreements or other requirements or to a greater extent than is currently required;
●	any significant interruption in our systems, including by unauthorized entry and computer viruses, fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, or disruptions in our workforce; and
●	any breach of our computer systems or other data storage facilities, or of certain of our third-party providers, resulting in a compromise of personal or other data.

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

Changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents. See risk factor “Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements recently, including a significant agent in the United States. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

As a result of offering our services, our agents may be subject to various taxes, as governments outside the United States have viewed and may continue to view our agents’ services as subject to income, withholding, and other taxes. Any such taxes that are levied on our agents could make it less desirable for agents to offer our services, which could result in increased agent attrition, agents ceasing to offer some of our services, or increased costs to maintain our agent network, any of which could have an adverse effect on our business, results of operations, and cash flows.

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

A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. In an environment of a rising United States dollar relative to the euro, the value of our euro-denominated revenue, operating income and net monetary assets would be reduced when translated into United States dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by foreign currency hedging activities. In an environment of a declining United States dollar relative to the euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities. We are also subject to changes in the value of other foreign currencies.

We operate in almost all developing markets throughout the world. In many of these markets, our foreign currency exposure is limited because most transactions are receive transactions and we currently reimburse the substantial majority of our agents in United States dollars, euros, or Mexican pesos for the payment of these transactions. However, in certain of these developing markets we settle transactions in local currencies and generate revenue from send transactions. Our exposure to foreign currency fluctuations in those markets is increased as these fluctuations impact our revenues and operating income.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The majority of this business’ revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers. The significant majority of these derivative contracts have a duration at inception of less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates. If we are unable to obtain offsetting positions, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

The majority of our Consumer-to-Consumer money transfer activity and our walk-in bill payment and money order activity is conducted through third-party agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include superagents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are generally not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer.

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

Risks Relating to Cybersecurity and Third-Party Vendors

Breaches of our information security safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows.

We collect, transfer and retain confidential and personal information about consumers, business customer representatives, employees, applicants, agents and other individuals as part of our business. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions in which we operate and can have impacts on our business operations, are designed to protect the privacy of personal information and prevent that information from being inappropriately accessed, used or disclosed and protect financial services providers and other regulated entities and their customers, as well as information technology systems, from cyber attacks. We believe we have developed and maintain administrative, technical and physical safeguards designed to comply with applicable legal requirements. It is possible that hackers, employees acting contrary to our policies or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, misuse or disclose sensitive business information or personal information about our consumers, business customer representatives, employees, applicants, agents or others, or that a third-party service provider could experience a cybersecurity incident or intentionally or inadvertently use, disclose or make available sensitive business information or personal information to unauthorized parties or in violation of law. In addition, a significant and increasing amount of our data is collected and stored by third parties, including providers of cloud-based software services. Security incidents have the potential to impose material costs on the Company and there can be no assurance that security incidents will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Additionally, transactions undertaken through our websites or other digital channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of sensitive business information or the personal information of consumers, business customer representatives, employees, applicants, agents or other individuals, could result in material costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant adverse effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from unauthorized entry and computer viruses, fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, or other causes, many of which may be beyond our control or that of our service providers. Additionally, any significant damage or interruptions in the computer information systems of our agents or other partners could result in a disruption in providing our services to consumers at their locations. Further, we have been and continue to be the subject of cyber attacks, including distributed denial of service attacks. These attackers and attacks, which may even be initiated by nation-states, have continued to become more sophisticated and are primarily aimed at interrupting our business, exposing us to financial losses, or exploiting information security vulnerabilities. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company’s business. The safeguards we have designed to help prevent future security incidents and systems disruptions and comply with applicable legal requirements may not be successful, and we may experience material security incidents, disruptions or other problems in the future. We also may experience software defects, development delays, installation difficulties and other systems problems, which could harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. These applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of whom are located outside the United States, could adversely affect our business.

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

Risks Relating to Acquisitions, Divestitures, and Restructuring Activities

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. As of December 31, 2020, we had $2,566.6 million of goodwill comprising approximately 27% of our total assets, including $1,980.7 million of goodwill in our Consumer-to-Consumer reporting unit and $532.0 million of goodwill in our Business Solutions reporting unit. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods.

For example, for the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge related to our Business Solutions reporting unit. The fair value of the Business Solutions reporting unit continues to be sensitive to changes in projections for revenue growth rates and Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) margins. Any reduction in anticipated future operating cash flows or the occurrence of further negative factors impacting the fair value of the Business Solutions reporting unit could result in another write down of goodwill, which could have a significant adverse impact on our financial condition and results of operations. See the "Critical Accounting Policies and Estimates" discussion in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for more detail.

In addition to the risk of goodwill impairment, the acquisition and integration of businesses involve a number of other risks. The core risks involve valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition). Another risk is the need in some cases to improve regulatory compliance; see “Risks Relating to Our Regulatory and Litigation Environment” below. Acquisitions often involve additional or increased risks including, for example:

●	realizing the anticipated financial benefits from these acquisitions and where necessary, improving internal controls of these acquired businesses;
●	managing geographically separated organizations, systems and facilities;
●	managing multi-jurisdictional operating, tax and financing structures;
●	integrating personnel with diverse business backgrounds and organizational cultures;

●	integrating the acquired technologies into our Company;
●	complying with regulatory requirements, including those particular to the industry and jurisdiction of the acquired business;
●	obtaining and enforcing intellectual property rights in some foreign countries;
●	entering new markets with the services of the acquired businesses; and
●	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

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

Over the past few years, we have been engaged in restructuring actions and activities associated with business transformation, productivity improvement initiatives, and expense reduction measures. See Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Restructuring-Related Expenses for further discussion regarding our restructuring plan initiated in 2019 designed to change our operating model and improve our business processes and cost structure by reorganizing our senior management, reducing our headcount, and consolidating various facilities. We may implement additional initiatives in future periods. While these initiatives are designed to increase operational effectiveness and productivity and result in improved profitability, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations, and may make it more difficult to attract and retain key personnel, any of which could negatively impact our results of operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these or similar initiatives, the costs to implement future initiatives are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

General Risks

Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, in December 2017, the Tax Act was enacted into United States law. Among other things, the Tax Act imposes a tax on certain previously undistributed foreign earnings, establishes minimum taxes related to certain payments deemed to erode the United States tax base, and retains and expands United States taxation on a broad range of foreign earnings (whether or not the earnings have been repatriated) while effectively exempting certain types of foreign earnings from United States tax. In addition, the Tax Act is broad and complex, and any changes or clarifications in the interpretation of the Tax Act or other legislative proposals or amendments could have an adverse effect on our financial condition, results of operations, and cash flows. Furthermore, the effect of certain aspects of the Tax Act on state income tax frameworks could change as states update their laws for these aspects, and potential changes to state income tax laws or their interpretation could further increase our income tax expense. During his 2020 presidential campaign, the president of the United States proposed several changes in current United States tax laws to increase taxes on corporations. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, such increases could negatively impact our effective tax rate.

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

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and foreign taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2020, the total amount of unrecognized tax benefits was a liability of $310.5 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

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

Our ability to remain competitive depends in part on our ability to protect our trademarks, patents, copyrights, and other intellectual property rights and to defend ourselves against potential intellectual property infringement claims.

The Western Union and WU brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union or WU trademarks or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union and WU trademarks, the Orlandi Valuta, Vigo, Western Union Business Solutions, Pago Fácil, Quick Collect, Quick Pay, Pay@WU, Quick Cash, My WU, Western Union Convenience Pay, and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

We own patents and patent applications covering various aspects of our processes and services. We have been, are and in the future may be, subject to claims alleging that our platform, mobile application, or other products and services infringe third-party intellectual property or other proprietary rights, both inside and outside the United States. Unfavorable resolution of these claims could require us to change how we deliver or promote a service, result in significant financial consequences, or both, which could adversely affect our business, financial condition, results of operations, and cash flows.

Material changes in the market value or liquidity of the securities we hold may adversely affect our results of operations and financial condition.

As of December 31, 2020, we held $2.0 billion in investment securities, the significant majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

The trust holding the assets of our pension plan has assets totaling $280.6 million as of December 31, 2020. The fair value of these assets held in the trust are compared to the plan’s projected benefit obligation of $240.7 million to determine the prepaid pension costs of $39.9 million recorded within Other assets in our Consolidated Balance Sheets as of December 31, 2020. We attempt to mitigate risk through diversification, and we regularly monitor investment risk in our portfolio through quarterly investment portfolio reviews and periodic asset and liability studies. Despite these measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions and credit issues. Such declines could have an impact on the funded status of our pension plan and future funding requirements.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2020, we had approximately $3.1 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future. Furthermore, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025.

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

In July 2017, the Financial Conduct Authority in the United Kingdom (“UK”), which regulates LIBOR, publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. This announcement is expected to effectively end LIBOR rates beginning in 2022, and while other alternatives, such as the Secured Overnight Financing Rate, have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets. We currently have borrowings that are subject to LIBOR-based interest rates, including borrowings under our term loan facility. The governing agreements for these borrowings contain provisions to amend the rate and payment terms in order to conform to an appropriate LIBOR alternative, and we intend to exercise and negotiate these options in accordance with market standards. Historically, we have utilized LIBOR-based interest rate swaps to vary the percentage of fixed to floating rate debt, subject to market conditions, and we may continue to use similar instruments in the future. If an alternative to LIBOR is not available and widely accepted after 2021, our ability to borrow at floating interest rates may be adversely impacted, as the costs associated with any potential future borrowings or interest rate swaps requiring us to pay floating interest rates may increase.

Risks Relating to Our Regulatory and Litigation Environment

As described under Part I, Item 1, Business, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities and many other countries and jurisdictions. Laws and regulations to which we are subject include those related to: financial services, anti-money laundering, countering the financing of terrorism, sanctions and anti-fraud, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security, cybersecurity, operational security, outsourcing, risk management, and other governance requirements applicable to regulated financial service providers. Further, where we cooperate with partners around the world to offer other branded and unbranded money transfer services, including services offered and marketed exclusively under the partners’ brands, the regulatory requirements applicable to us may vary. The failure by us, our agents, their subagents, or our partners to comply with any such laws or regulations could have an adverse effect on our business, financial condition, results of operations, and cash flows and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

Risks Relating to Significant Regulatory Requirements

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

Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the BSA and to regulatory oversight and enforcement by FinCEN. We have subsidiaries in Brazil and Austria that are subject to banking regulations. Our Austrian banking subsidiary is also subject to regulation, examination and supervision by the NYDFS. We also operate through a small number of licensed payment institutions in the EU. Under the Payment Services Directive (“PSD”), as amended by a revised Payment Services Directive known as PSD2, and the 4th and 5th Anti-Money Laundering Directive in the EU, our operating companies that are licensed in the EU have increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, agent oversight and monitoring requirements, as well as broader supervision by EU member states. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th Anti-Money Laundering Directive in the EU. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. For example, in early 2017, we entered into the Joint Settlement Agreements with the United States Department of Justice (“DOJ”), certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies, and in early 2018, we agreed to the NYDFS Consent Order. The ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. In many jurisdictions where Western Union is licensed to offer money transfer services, the license holder is responsible for ensuring the agent’s compliance with the rules that govern the money transfer service. For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents when they are acting on behalf of our Irish payment institution subsidiary, which is regulated by the Central Bank of Ireland. The majority of our EU consumer money transfer activity is managed through our Irish payment institution. Thus, the risk of adverse regulatory action against Western Union because of actions by our agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Act also impose responsibility on us for any related compliance failures of our agents and their subagents.

The requirements under the PSD/PSD2, the Dodd-Frank Act and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased compliance costs, and in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

In view of the UK’s departure from the EU on January 31, 2020, to ensure that our operations will continue in the UK, we set up a new payment institution to conduct money remittance in the UK, which was authorized by the Financial Conduct Authority in April 2019, and presently offers retail money transfer services via UK agents. We also applied for the UK branch of our Austrian banking subsidiary to be authorized by the UK PRA as a Third Country Branch (i.e., a UK branch of a non-UK bank) in order to continue to conduct our UK Business Solutions and Digital Money Transfer operations. In the period from December 31, 2020 until the date of the UK branch being authorized, it will operate under the Temporary Permissions Regime introduced in the UK. This UK branch will be subject to certain additional UK regulatory requirements upon authorization. Further, as a result of Brexit, including under the terms of any new regulatory authorizations we have and may obtain, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services.

Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape and is expected to continue to adversely affect our financial results. Existing, new, and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has affected and may continue to affect the manner in which we provide our services; see risk factor “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities, and could adversely affect our financial condition, results of operations, and cash flows.” Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order.

In addition, U.S. policy makers have sought and may continue to seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico or other jurisdictions. For example, in October 2020, OFAC amended its Cuban Assets Control Regulations, requiring us to suspend our money transfer services to Cuba. Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers, the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees, or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

We rely on our agents’ technology systems and/or processes to obtain transaction data. If an agent or its subagent experiences a breach of its systems, if there is a significant disruption to the technology systems of an agent or its subagent, if an agent or its subagent does not maintain the appropriate controls over their systems, or if we are unable to demonstrate adequate oversight of an agent’s or subagent’s handling of those matters, we may experience reputational and other harm which could result in losses to the Company.

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

Rules adopted under the Dodd-Frank Act by the CFTC, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the EU and in the UK, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivatives contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will result in additional costs or impact the way we conduct our hedging activities as well as impact how we conduct our business within our Business Solutions segment. Although currently unlikely due to our derivative activity levels, there is some risk that we will have to register one or more of our subsidiaries with the CFTC as a swap dealer in the future. Swap dealers are subject to a comprehensive regulatory framework and compliance with this framework would lead to additional costs, including costs relating to regulatory capital and margin requirements, and could impact how we conduct our hedging activities and derivatives business with customers. Additionally, the regulatory regimes for derivatives in the United States, the EU, and the UK, such as under the Dodd-Frank Act and MiFID II, are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivatives contracts, may result in additional costs to our business. Other jurisdictions outside the United States, the EU, and the UK are considering, have implemented, or are implementing regulations similar to those described above and these will result in greater costs to us as well. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Moreover, as a result of Brexit, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions or limitations on our business could adversely affect our operations and financial results.

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

We are subject to extensive requirements relating to data privacy and security under federal, state and foreign laws. These laws and requirements continue to evolve and may become increasingly difficult to comply with. For example, the FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in multi-year agreements governing the settling companies’ privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, in 2018 the EU implemented the EU General Data Protection Regulation (“GDPR”), and other countries have enacted similar legislation, such as Brazil’s General Data Protection Law (“LGPD”), which became effective on September 18, 2020. Both the GDPR and the LGPD impose additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for companies transferring personal data from the EU to the U.S., and imposed additional obligations on companies such as Western Union when transferring personal data from the EU to the U.S. and other jurisdictions. This may result in increased costs of compliance and limitations on us. Further, this CJEU decision or other regulatory changes relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, which could also adversely impact our business, financial condition and operating results. We have incurred and we expect to continue to incur expenses to meet the obligations of the GDPR and other similar legislation, and new interpretations of their requirements. We are also subject to data privacy and security laws in various states, such as the California Consumer Privacy Act, which became effective on January 1, 2020, that imposes heightened data privacy requirements on companies that collect information from California residents and creates a broad set of privacy rights and remedies modeled in part on the GDPR. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

Pursuant to the EU-UK Trade and Cooperation Agreement, which is a free trade agreement signed on December 30, 2020 between the European Union and the United Kingdom, all transfers of personal data between entities subject to GDPR and UK entities will not be considered transfers to a third country subject to the data transfer provisions of the GDPR through June 30, 2021. The European Commission has until June 30, 2021 to issue an adequacy decision as to the data protection regime of the UK as per Article 45 GDPR. If the European Commission does not issue an adequacy decision, transfers of personal data between UK entities and entities subject to the GDPR could be challenged, which could adversely impact our business, financial condition and operating results.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced an increasing number of data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals - the prevention of money laundering, terrorist financing and identity theft and the protection of the individual’s right to privacy - may conflict, and the law in these areas is not consistent or settled. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Western Union to increased program costs, liability, and reputational damage.

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

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness and other obligations, including those related to the tax imposed on certain of our previously undistributed foreign earnings pursuant to the Tax Act, which could make it more difficult to meet these requirements or any additional requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. Also, our regulators specify the amount and composition of eligible assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Consent Agreements and Litigation

Our business is the subject of consent agreements with or enforcement actions by regulators.

In early 2017, the Company entered into Joint Settlement Agreements with the DOJ, certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also required the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. Western Union has continuing obligations under the FTC Consent Order, which is a permanent injunction, as well as the requirement to submit annual reports to the FTC through January 2028. The ongoing obligations under the Joint Settlement Agreements could have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has also faced actions from other regulators as a result of the Joint Settlement Agreements. For example, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the Deferred Prosecution Agreement (the “DPA”) with the DOJ and with certain other United States Attorney’s Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to the NYDFS Consent Order with the NYDFS which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. The term of the DPA expired in January 2020 and it was dismissed in March 2020, and the term of the Independent Compliance Auditor under the FTC Consent Order ended in May 2020. Notwithstanding, if the Company fails to comply with its continuing obligations under the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Properties and Facilities

As of December 31, 2020, we occupied facilities in nearly 50 countries. Substantially all these facilities were leased. Our office in Denver, Colorado serves as our corporate headquarters. Our offices in Dublin, Ireland and in Barbados (which we began expanding in 2020) represent key operational and leadership locations. We also operate shared service centers in Lithuania, Costa Rica, India, and the Philippines. Our facilities are primarily used for operational, sales, and administrative purposes in support of our Consumer-to-Consumer and Business Solutions segments, and other services. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be recommended or required by government authorities or that we determine are in the best interests of our employees, customers, clients, and business partners.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 3,099 stockholders of record as of February 16, 2021. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2020:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
October 1 - 31	37,676	$21.90	—	$782.6
November 1 - 30	31,005	$20.59	—	$782.6
December 1 - 31	9,780	$21.71	—	$782.6
Total	78,461	$21.36	—
(a)

These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested. For the three months ended December 31, 2020, there were no share repurchases under a publicly announced authorization.

(b)

On February 28, 2019, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, of which $782.6 million remained available as of December 31, 2020. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Stock-Based Compensation Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2020, the Board of Directors declared quarterly cash dividends of $0.225 per common share payable on December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020. During 2019, the Board of Directors declared quarterly cash dividends of $0.20 per common share payable on December 31, 2019, September 30, 2019, June 28, 2019, and March 29, 2019. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice, and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations and their ability to pay dividends and distribute cash may be restricted. In addition, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025, as discussed in the Capital Resources and Liquidity section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These payments will adversely affect our cash flow and liquidity and may adversely affect future share repurchases.

During the first quarter of 2020, we temporarily paused and did not resume share repurchases under a publicly announced authorization through December 31, 2020.

On February 10, 2021, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2021.

Item 6. Selected Financial Data

None. Discussion was omitted pursuant to SEC Release 33-10890.

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

Overview

We are a leading provider of money movement and payment services, operating in two business segments:

●	Consumer-to-Consumer - Our Consumer-to-Consumer operating segment facilitates money transfers, which are sent from our retail agent locations worldwide or through websites and mobile devices, including our fast-growing money transfer transactions conducted and funded through websites and mobile applications marketed under our brands (“westernunion.com”) and transactions initiated on the internet and mobile applications hosted by our third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”). Our money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
●	Business Solutions - Our Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes our bill payment services which facilitate payments from consumers to businesses and other organizations and our money order services. Our other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. Additional information on our segments is further described in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2020 compared to the same period in 2019. For discussion of our consolidated results of operations and segment results for the year ended December 31, 2019 compared to the same period in 2018, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

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

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus a pandemic (“COVID-19”), and governments throughout the world instituted various actions such as lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses in an effort to reduce the spread of COVID-19. These actions negatively impacted our ability to offer our services, at least temporarily, through a portion of our locations and our retail agent locations during the year ended December 31, 2020. Beginning in March 2020 and continuing throughout the remainder of the year, we experienced a decrease in transaction volumes from retail locations and a decrease in foreign exchange and payment services activity, which also negatively impacted revenues during this period, partially offset by revenue growth from westernunion.com and other digital transactions, as further described below. We believe this decrease is mainly due to economic decline and uncertainty resulting from the pandemic.

Our revenues and operating income for the year ended December 31, 2020 were negatively impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $157.2 million for the year ended December 31, 2020 relative to the prior year. Included within this amount are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $138.8 million for the year ended December 31, 2020 relative to the prior year. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $44.4 million for the year ended December 31, 2020 relative to the prior year. Included within this amount are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $24.5 million for the year ended December 31, 2020 relative to the prior year.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States based electronic bill payments business known as “Speedpay”, which had been included as a component of Other in our segment reporting. We received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million in the all-cash transaction that closed on May 9, 2019. Speedpay revenues and direct operating expenses included in our results were $125.4 million and $98.2 million, respectively, for the year ended December 31, 2019.

The following table sets forth our consolidated results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	% Change
Revenues	$4,835.0	$5,292.1	(9)%
Expenses:
Cost of services	2,826.5	3,086.5	(8)%
Selling, general, and administrative	1,041.2	1,271.6	(18)%
Total expenses	3,867.7	4,358.1	(11)%
Operating income	967.3	934.0	4%
Other income/(expense):
Gain on divestitures of businesses	—	524.6	(a)
Interest income	3.2	6.3	(48)%
Interest expense	(118.5)	(152.0)	(22)%
Other income, net	3.1	8.5	(64)%
Total other income/(expense), net	(112.2)	387.4	(a)
Income before income taxes	855.1	1,321.4	(35)%
Provision for income taxes	110.8	263.1	(58)%
Net income	$744.3	$1,058.3	(30)%
Earnings per share:
Basic	$1.81	$2.47	(27)%
Diluted	$1.79	$2.46	(27)%
Weighted-average shares outstanding:
Basic	412.3	427.6
Diluted	415.2	430.9
(a)	Calculation not meaningful.

Revenues Overview

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. We have also disclosed the impact of divestitures on our revenues in the table below. Additionally, due to the significance of our Consumer-to-Consumer segment to our overall results, we have also provided constant currency results for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the year ended December 31, 2020 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(dollars in millions)	2020	2019	% Change
Revenues, as reported - (GAAP)	$4,835.0	$5,292.1	(9)%
Foreign currency impact (a)			3%
Divestitures impact (b)			3%
Revenue change, constant currency adjusted and excluding divestitures - (Non-GAAP)			(3)%
(a)	Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a reduction to revenues of $157.2 million for the year ended December 31, 2020 when compared to foreign currency rates in the prior year. Included within this amount are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $138.8 million for the year ended December 31, 2020 when compared to foreign currency rates in the prior year.
(b)	In May 2019, we sold a substantial majority of our United States based electronic bill payments services. Speedpay revenues included in our results were $125.4 million for the year ended December 31, 2019. Paymap Inc. (“Paymap”), which we sold in May 2019, provides electronic mortgage bill payment services, and related revenues included in our results were $5.3 million for the year ended December 31, 2019.

For the year ended December 31, 2020, GAAP revenues decreased when compared to the prior year, including as a result of the impacts from the worldwide actions related to COVID-19. For the year ended December 31, 2020, we experienced a decrease in transaction volumes from retail locations in our Consumer-to-Consumer segment, which was offset by growth in digital transactions, including from white label partnerships. For the year ended December 31, 2020, GAAP revenues also decreased when compared to the prior year due to fluctuations between the United States dollar and other currencies and the divestitures of the Speedpay and Paymap businesses during the second quarter of 2019. The decrease in revenues constant currency adjusted and excluding divestitures (Non-GAAP) was primarily the result of the impacts from the worldwide actions related to COVID-19, as discussed above.

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

Restructuring-Related Expenses

On August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our chief executive officer, reducing our headcount, and consolidating various facilities. For the year ended December 31, 2020, we incurred $36.8 million related to this plan. Of this amount, $4.5 million and $32.3 million are included within Cost of services and Selling, general, and administrative, respectively, in the Consolidated Statements of Income. For the year ended December 31, 2019, we incurred $115.5 million of expenses related to this plan, of which $39.8 million and $75.7 million are included within Cost of services and Selling, general, and administrative, respectively, in the Consolidated Statements of Income. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Restructuring-Related Expenses for further discussion. As of December 31, 2020, all expenses associated with this plan have been incurred and substantially all have been and will continue to be paid in cash. The plan generated expense savings of more than $50 million in 2020 and we expect to generate approximately $100 million of expense savings in 2021, which is our estimate and subject to change.

These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that we have previously incurred and can reasonably be expected to incur in the future.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the year ended December 31, 2020. Cost of services decreased for the year ended December 31, 2020 compared to the prior year due to a decrease in agent commissions in our Consumer-to-Consumer money transfer business, which generally vary with revenues, including due to fluctuations between the United States dollar and foreign currencies, the Speedpay divestiture during the second quarter of 2019, a decrease in employee-related expenses, including as a result of reduced hiring, and a decrease in restructuring-related expenses, partially offset by an increase in credit losses.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the year ended December 31, 2020 compared to the prior year due to a decrease in employee-related expenses, including incentive compensation and as a result of savings from our restructuring plan, and a decrease in restructuring-related expenses. Certain of these reductions in employee-related expenses are a result of delayed hiring and a reduction in travel, which are partially due to COVID-19 and not expected to reoccur. In addition, Selling, general, and administrative expenses decreased due to a decrease in marketing costs and costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures. These decreases were partially offset by the strengthening of the United States dollar against certain foreign currencies.

Total Other Income/(Expense), Net

Total other income/(expense), net during the year ended December 31, 2019 was impacted by the non-recurring gain on the sale of our United States based electronic bill payments business known as Speedpay. In addition, total other income/(expense), net benefitted from a reduction in interest expense driven by a lower weighted-average interest rate on our outstanding debt during the year ended December 31, 2020 compared to the prior year.

Income Taxes

Our effective tax rates on pre-tax income were 12.9% and 19.9% for the years ended December 31, 2020 and 2019, respectively. The decrease in our effective tax rate for the year ended December 31, 2020 compared to the prior year was primarily due to higher prior period domestic pre-tax income associated with the sales of the Speedpay and Paymap businesses, prior period settlements in certain geographies, and discrete tax benefits in the current period.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2020, the total amount of tax contingency reserves was $310.5 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

A significant proportion of our profits are foreign-derived. For the years ended December 31, 2020 and 2019, 100% and 67%, respectively, of our pre-tax income was derived from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in foreign tax laws.

Earnings Per Share

During the years ended December 31, 2020 and 2019, basic earnings per share were $1.81 and $2.47, respectively, and diluted earnings per share were $1.79 and $2.46, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2020 and 2019, there were 1.6 million and 1.9 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for the year ended December 31, 2020 compared to the prior year was impacted by the previously described factors impacting net income and a lower number of shares outstanding. Earnings per share for the year ended December 31, 2019 was impacted by the gain on the sale of Speedpay in the second quarter of 2019. The lower number of shares outstanding for the year ended December 31, 2020 compared to the prior year is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

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

The business segment measurements provided to, and evaluated by, our Chief Operating Decision Maker (“CODM”) are computed in accordance with the following principles:

●	The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
●	Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.
●	As described in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Restructuring-Related Expenses on August 1, 2019, our Board of Directors approved an overall plan to change our operating model and improve our business processes and cost structure by reducing our headcount and consolidating various facilities. For the years ended December 31, 2020 and 2019, we incurred $36.8 million and $115.5 million, respectively, related to this plan. While certain of these expenses may be identifiable to our segments, primarily our Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.
●	All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Consumer-to-Consumer	87%	83%
Business Solutions	8%	7%
Other	5%	10%
	100%	100%

In the first quarter of 2020, we changed our expense allocation method so that our corporate data center and network engineering information technology expenses are allocated based on a percentage of relative revenue. In 2019, these costs had been allocated based in part on a percentage of relative transactions. We believe that an allocation method based fully on relative revenue presents a more representative view of segment profitability, as certain of our services, particularly some of our bill payment services and our money order services, have much lower revenues per transaction than our other services. Further, these technology expenses are becoming increasingly based on data storage utilized and less based on the number of transactions processed. For the year ended December 31, 2019, this change would have decreased Consumer-to-Consumer operating income and increased Other operating income by $49.6 million. Business Solutions was not materially impacted by the change in the allocation method.

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(dollars and transactions in millions)	2020	2019	% Change
Revenues	$4,220.0	$4,407.8	(4)%
Operating income	$924.7	$975.4	(5)%
Operating income margin	22%	22%
Key indicator:
Consumer-to-Consumer transactions	290.5	289.4	0%

Our Consumer-to-Consumer money transfer service facilitates money transfers sent from our retail agent locations worldwide and our Digital Money Transfer services. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Digital Money Transfer transactions in our regions, including transactions from our arrangements with financial institutions and other third parties, to enable such entities to offer money transfer services to their own customers under their brands. By means of common processes and systems, these regions, including Digital Money Transfer transactions, create one interconnected global network for consumer transactions, thereby constituting one Consumer-to-Consumer money transfer business and one operating segment.

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows, including Digital Money Transfer transactions, is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Digital Money Transfer transactions for the years ended December 31, 2020 and 2019. Where reported separately in the discussion below, Digital Money Transfer, and its subset westernunion.com, consist of 100% of the transactions conducted and funded through those respective channels.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Year Ended December 31, 2020
			Constant
	Revenue		Currency
	Growth/	Foreign	Revenue
	(Decline), as	Exchange	Growth/	Transaction
	Reported -	Translation	(Decline) (a) -	Growth/
	(GAAP)	Impact	(Non-GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	(3)%	0%	(3)%	(3)%
Europe and Russia/CIS ("EU & CIS")	(2)%	1%	(3)%	13%
Middle East, Africa, and South Asia ("MEASA")	(2)%	0%	(2)%	7%
Latin America and the Caribbean ("LACA") (b)	(22)%	(11)%	(11)%	(20)%
East Asia and Oceania ("APAC")	(3)%	0%	(3)%	(10)%
Total Consumer-to-Consumer growth/(decline):	(4)%	(1)%	(3)%	0%

Digital Money Transfer (c)	38%	0%	38%	81%
westernunion.com (c)	27%	0%	27%	44%
(a)	Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.
(b)	Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation.
(c)	Digital Money Transfer revenues have been included in the regions above. As noted above, westernunion.com is a subset of Digital Money Transfer and is included in the regions and Digital Money Transfer revenues.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	38%	38%
EU & CIS	33%	32%
MEASA	15%	15%
LACA	8%	9%
APAC	6%	6%

Digital Money Transfer, which is included in the regional percentages above, represented approximately 20% and 14% of our Consumer-to-Consumer revenues for the years ended December 31, 2020 and 2019, respectively.

Our consumers transferred $96.1 billion and $87.7 billion in Consumer-to-Consumer principal for the years ended December 31, 2020 and 2019, of which $90.6 billion and $80.7 billion, respectively, related to cross-border principal. The increase in principal and cross-border principal transferred during the year ended December 31, 2020 compared to the prior year is attributable to growth in Digital Money Transfer. Consumer-to-Consumer principal is the amount of consumer funds transferred to the designated recipient. Cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer principal and cross-border principal are metrics used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer-to-Consumer money transfer revenue decreased 4% and transactions were flat for the year ended December 31, 2020 compared to the prior year, including as a result of the impacts from the worldwide actions related to COVID-19. Revenues were impacted by a decrease in transaction volumes from retail locations, which were offset by growth in digital transactions, including from white label partnerships. The spread between transaction volumes and revenue decline was primarily attributable to growth in our digital white label partnerships, which have a lower revenue per transaction than Western Union branded transactions. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the year ended December 31, 2020 compared to the prior year. Constant currency revenue decreased 3% for the year ended December 31, 2020.

Revenues compared to the prior year were negatively impacted by COVID-19, which caused governments around the world to institute various protective measures in an effort to slow the spread of the virus. These measures, which include lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses, negatively impacted our ability to offer services, at least temporarily, through some of our retail agent locations across all of our regions. The COVID-19 pandemic and associated public health measures also resulted in a decline in economic activity that negatively impacted our revenues for the year ended December 31, 2020. This decline was caused by decreases in transactions from our retail business and was partially offset by growth in Digital Money Transfer transactions, including transactions initiated through westernunion.com. We believe that our growth in Digital Money Transfer transactions was due, in part, to shifts in consumer behavior to send money through digital channels, including as a result of COVID-19. The significant majority of agent locations that had been closed as a result of COVID-19 have resumed offering our services as of December 31, 2020, although certain of our retail locations remain closed.

Revenues for all Consumer-to-Consumer regions compared to the prior year were negatively impacted by the COVID-19 pandemic. The decrease in NA revenue for the year ended December 31, 2020 compared to the prior year was primarily the result of declines in money transfers sent and received in the United States. The decrease in EU & CIS and MEASA revenues for the year ended December 31, 2020 compared to the prior year was driven by transaction declines in retail money transfers, partially offset by transaction growth from digital white label partnerships. For the year ended December 31, 2020, the decrease in LACA revenue, which generates a higher proportion of revenues from retail locations compared to our other regions, was primarily due to transaction declines caused by continued COVID-19-related government protective measures, including agent location closures in the region. For the year ended December 31, 2020, westernunion.com revenues, which have been included in the regions as described above, were negatively impacted by net price reductions.

Consumer-to-Consumer revenues in 2021 could be negatively impacted by the effects of COVID-19. The duration and severity of the pandemic as well as the responses of government authorities to the pandemic, the macro economic consequences, and the impacts on consumer behavior are uncertain. We expect that our results will continue to be adversely impacted as long as such factors persist.

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

Operating Income

Consumer-to-Consumer operating income decreased 5% during the year ended December 31, 2020 compared to the prior year. Results for the year ended December 31, 2020 were negatively impacted by the decrease in revenues, increased allocations of certain information technology expenses, as previously discussed, an increase in credit losses, and the strengthening of the United States dollar against certain foreign currencies, partially offset by decreases in employee-related expenses, as described above, including incentive compensation and as a result of reduced hiring and savings from our restructuring plan, as well as decreases in marketing costs. Certain of these reductions in employee-related expenses are a result of delayed hiring and a reduction in travel, which are partially due to COVID-19 and not expected to reoccur.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(dollars in millions)	2020	2019	% Change
Revenues	$356.1	$388.8	(8)%
Operating income	$24.4	$46.8	(48)%
Operating income margin	7%	12%

Revenues

Business Solutions revenue decreased 8% for the year ended December 31, 2020 compared to the prior year, primarily due to a decline in payment services activity, generally across all geographic regions. We believe this decrease was due to a downturn in economic conditions and trade, which primarily resulted from the effects of COVID-19. We expect that to the extent the COVID-19 pandemic or the related macro-economic consequences continue, we could continue to experience declines in cross-currency payments and reductions to segment revenues in future periods.

Operating Income

For the year ended December 31, 2020, Business Solutions operating income and operating income margin decreased when compared to the prior year due to the impact of revenue declines, as discussed above, and costs associated with the termination of a property lease in the United States, partially offset by a reduction in employee-related expenses.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services. As previously described, we entered into an agreement on February 28, 2019 to sell Speedpay and closed the transaction on May 9, 2019. Speedpay revenues and direct operating expenses included in our results were $125.4 million and $98.2 million, respectively, for the year ended December 31, 2019.

On May 6, 2019, we completed the sale of Paymap for contingent consideration and immaterial cash proceeds received at closing. Paymap revenues and direct operating expenses included in our results were $5.3 million and $2.2 million, respectively, for the year ended December 31, 2019.

The following table sets forth Other results for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(dollars in millions)	2020	2019	% Change
Revenues	$258.9	$495.5	(48)%
Operating income	$55.0	$27.3	(a)
Operating income margin	21%	6%
(a)	Calculation not meaningful.

Revenues

Other revenue decreased 48% for the year ended December 31, 2020 compared to the prior year, primarily due to the impact of the sale of Speedpay in the second quarter of 2019 and declines in revenues from our cash-based bill payments services offered at retail locations, including as a result of the strengthening of the United States dollar against the Argentine peso, partially offset by an increase in local currency revenue per transaction, primarily due to inflation.

We believe that Other revenues could continue to be negatively impacted by the effects of COVID-19 to the extent the pandemic or the related macro-economic consequences continue, as we may continue to experience decreases in our cash-based bill payments services.

Operating Income

Other operating income increased for the year ended December 31, 2020 compared to the prior year due to the change in allocated information technology expenses, as previously discussed, and a decrease in costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, partially offset by a decrease in revenues, net of a reduction in direct expenses from the Speedpay and Paymap divestitures, and a decrease in revenues from our cash-based bill payments services.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of payments for employee and agent incentives, interest payments on our outstanding borrowings and timing of income tax payments, among other items. Many of our annual employee incentive compensation and agent incentive payments are made in the first quarter following the year they were incurred. The majority of our interest payments are due in the second and fourth quarters which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. These payments are typically due in the second quarter of each year through 2025.

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

Substantially all of our cash flows from operating activities have been generated from subsidiaries. Most of these cash flows are generated from our regulated subsidiaries. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (i) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations, (ii) other legal or regulatory restrictions, including statutory or formalized minimum net worth requirements, and (iii) restrictions on transferring assets outside of the countries where these assets are located. See also Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation.

Assuming that our operations are not significantly affected by the COVID-19 pandemic for a protracted period, we currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility (“Revolving Credit Facility”), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of December 31, 2020, we had no outstanding borrowings on our Revolving Credit Facility and $80.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of December 31, 2020 and 2019, we had cash and cash equivalents of $1,428.2 million and $1,450.5 million, respectively. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets, were $1,990.6 million and $1,698.4 million as of December 31, 2020 and 2019, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2020, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2020 and 2019, cash provided by operating activities was $877.5 million and $914.6 million, respectively. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of December 31, 2020, we had the following outstanding borrowings (in millions):

Commercial paper	$80.0
Notes:
3.600% notes due 2022 (a)	500.0
4.250% notes due 2023 (a)	300.0
2.850% notes due 2025 (a)	500.0
6.200% notes due 2036 (a)	500.0
6.200% notes due 2040 (a)	250.0
Term loan facility borrowing (effective rate of 1.4%)	950.0
Total borrowings at par value	3,080.0
Debt issuance costs and unamortized discount, net	(12.8)
Total borrowings at carrying value (b)	$3,067.2
(a)	The difference between the stated interest rate and the effective interest rate is not significant.
(b)	As of December 31, 2020, our weighted-average effective rate on total borrowings was approximately 3.5%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2020 and 2019, we had $80.0 million and $245.0 million in commercial paper borrowings outstanding, respectively. Our commercial paper borrowings as of December 31, 2020 had a weighted-average annual interest rate of approximately 0.3% and a weighted-average term of approximately 5 days. During the years ended December 31, 2020 and 2019, the average commercial paper balance outstanding was $181.6 million and $193.6 million, respectively, and the maximum balance outstanding was $690.0 million and $630.0 million, respectively. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Revolving Credit Facility

On December 18, 2018, we entered into a credit agreement providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility. On December 18, 2019, we extended the final maturity date of the Revolving Credit Facility to January 8, 2025.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of December 31, 2020 and 2019, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

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

On March 30, 2010, we exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 for unsecured notes due April 1, 2020 (“2020 Notes”). Interest with respect to the 2020 Notes was payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, was accreted into Interest expense over the life of the notes. On November 18, 2019, we announced a cash tender offer on our outstanding 2020 Notes. On November 25, 2019, we purchased the principal amount of $56.1 million, plus accrued interest, pursuant to the tender offer. On December 27, 2019, we redeemed the remaining principal amount of $268.8 million, plus accrued interest. The total premium paid to redeem the 2020 Notes was $3.1 million.

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

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility and Term Loan Facility require us to maintain a consolidated adjusted EBITDA interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense, (iv) amortization expense, (v) any other non-cash deductions, losses or charges made in determining net income/(loss) for such period, and (vi) extraordinary, non-recurring, or unusual losses or charges (including costs and expenses of litigation included in operating income), minus extraordinary, non-recurring or unusual gains provided that the amount added back to net income (or net loss) for such extraordinary, non-recurring or unusual losses, expenses or charges may not exceed 10% of adjusted EBITDA, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 11:1 for the year ended December 31, 2020.

For the year ended December 31, 2020, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

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

Investment in Saudi Digital Payments Company

On November 21, 2020, we entered into an agreement to acquire an ownership interest in Saudi Digital Payments Company (“stc pay”), a subsidiary of Saudi Telecom Company and one of our Consumer-to-Consumer digital white label partners. Under the terms of the agreement, the transaction is intended to occur in two tranches. In the first tranche, we agreed to invest approximately $133 million for a 10% investment in stc pay, and, in the second tranche, we agreed to invest an additional approximately $67 million for an additional 5% investment in stc pay. The first tranche is expected to close in the first quarter of 2021 and the closing of the second tranche is contingent upon stc pay satisfying certain conditions.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $156.8 million and $127.7 million in 2020 and 2019, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the years ended December 31, 2020 and 2019, 8.5 million and 26.9 million shares, respectively, have been repurchased for $217.4 million and $540.0 million, respectively, excluding commissions, at an average cost of $25.45 and $20.07, respectively. During the first quarter of 2020, we temporarily paused and did not resume share repurchases under a publicly announced authorization through December 31, 2020. However, we have resumed share repurchases in the first quarter of 2021. As of December 31, 2020, $782.6 million remains available under the share repurchase authorization approved by our Board of Directors through December 31, 2021.

Our Board of Directors declared quarterly cash dividends of $0.225 per common share in all four quarters of 2020, representing $369.9 million in total dividends. Our Board of Directors declared quarterly cash dividends of $0.20 per common share in all four quarters of 2019, representing $340.8 million in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 10, 2021, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2021.

Material Cash Requirements

Debt Service Requirements

Our 2021 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Refer to Part II, Item 8, Financial and Supplemental Data, Note 16, Borrowings for details on our outstanding borrowings, including future principal payments on our notes, term loan, and commercial paper. As of December 31, 2020, the total projected interest payments on our borrowings were $960.9 million, of which $104.5 million is expected to be paid in the next 12 months. We have estimated our future interest payments based on the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes. However, we may refinance all or a portion of our borrowings in future periods. Estimated interest payments on floating-rate debt are calculated by utilizing the effective rate and forward rates as of December 31, 2020 for our current and future interest rates, respectively.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $604 million remained as of December 31, 2020. We have elected to pay this liability in periodic installments through 2025. Under the terms of the law, we owe 8% of the original liability in both 2021 and 2022, with 15%, 20%, and 25% of the tax owed in 2023, 2024, and 2025, respectively. During each of the years ended December 31, 2020 and 2019, we made installment payments of $64.0 million. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Operating Leases

We lease real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplemental Data, Note 13, Leases for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Foreign Currency Derivative Contracts

We use derivatives to minimize our exposures related to changes in foreign currency exchange rates, which fluctuate based on market conditions. Refer to Part II, Item 8, Financial Statements and Supplemental Data, Note 15, Derivatives. The substantial majority of these derivative contracts relate to our Business Solutions segment, which facilitates cross-currency payments by writing derivatives to customers, and a significant majority of these Business Solutions derivative contracts have a duration at inception of less than one year.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2020, we had approximately $170 million of outstanding purchase obligations, of which approximately $120 million is expected to be paid in the next 12 months. Many of our contracts contain clauses that allow us to terminate the contract with notice and with a termination penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults on our contractual obligations or incurred significant penalties for termination of our contractual obligations.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Pension Plan

We have a frozen defined benefit pension plan (the “Plan”), for which the funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation. As of December 31, 2020, the fair value of the plan assets was $280.6 million, which exceeded the projected benefit obligation of $240.7 million and resulted in prepaid pension costs of $39.9 million. As of December 31, 2019, the projected benefit obligation exceeded the fair value of the plan assets, which resulted in an unfunded pension obligation of $11.4 million. We were not required to and did not make a contribution to the Plan in 2020 and 2019, and we are not required to make any contributions to the Plan in 2021.

Our most recent measurement date for our pension plan was December 31, 2020. The calculation of the funded status and net periodic benefit cost is dependent upon three primary assumptions: (i) expected long-term return on plan assets, (ii) discount rate, and (iii) life expectancy trends.

Given the overfunded status of the Plan, we are in the process of moving towards a full allocation of fixed income investments to more closely match the Plan’s assets to its liabilities. The expected long-term return on plan assets is 2.00% for 2021. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

The discount rate assumption is based on the rate at which pension benefits could be effectively settled and is determined by matching the timing and balance of anticipated payouts under the Plan to the rates from an AA spot rate yield curve, which is derived from AA bonds of varying maturities. The discount rate assumption for our benefit obligation was 1.66% and 2.66% for the years ended December 31, 2020 and 2019, respectively. A 100 basis point change to both the discount rate and long-term rate of return on plan assets would not have a material impact to our annual pension expense.

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

Other Commercial Commitments

We had approximately $390 million in outstanding letters of credit and bank guarantees as of December 31, 2020 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The significant majority of our letters of credit and bank guarantees have a one-year renewal option, and we expect to renew prior to expiration in most circumstances.

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

Our tax contingency reserves for our uncertain tax positions as of December 31, 2020 were $310.5 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations, and cash flows. Furthermore, the timing of related cash payments for these tax liabilities is inherently uncertain and is affected by variable factors outside our control.

Derivative Financial Instruments

We use derivatives to: (i) minimize our exposures related to changes in foreign currency exchange rates and, periodically, interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers. We recognize all derivatives in Other assets and Other liabilities in our Consolidated Balance Sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

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

We have foreign currency and interest rate derivative instruments that qualify for hedge accounting and are designated as cash flow hedges. If these hedges no longer qualify under hedge accounting, the change in the fair value of these derivatives would be reflected into earnings, which could have a significant impact on our reported results. As of December 31, 2020, the cumulative pre-tax unrealized loss currently classified within AOCL that would be reflected in earnings if these hedges were disqualified from hedge accounting was $22.9 million.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. An impairment assessment of goodwill is conducted annually during our fourth quarter at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Reporting units are determined by the level at which management reviews segment operating results. In some cases, that level is the operating segment and in others it is one level below the operating segment.

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

The carrying value of goodwill as of December 31, 2020 was $2,566.6 million which represented approximately 27% of our consolidated assets. As of December 31, 2020, goodwill of $1,980.7 million and $532.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively, while the remaining $53.9 million resides in Other. For the years ended December 31, 2020 and 2019, we did not record any goodwill impairments. For the reporting units that comprise Consumer-to-Consumer and Other, the fair values of the businesses significantly exceed their carrying amounts.

The fair value of the Business Solutions reporting unit continues to be sensitive to changes in projections for revenue growth rates and EBITDA margins. Our current expectation is for Business Solutions to average low to mid-single digit annual revenue growth over the 10-year forecast period, with EBITDA margins dependent on revenue growth. Our ability to achieve the projected revenue growth and EBITDA margins may be affected by, amongst other factors: (i) pricing and product competition from direct competitors, banks and new market entrants; (ii) our success and speed to market in developing new products; (iii) the foreign exchange impact from revenues generated in currencies other than the United States dollar; (iv) increased regulatory compliance requirements; (v) our ability to enter relationships with partners that can accelerate our time to market; (vi) failure of long-term import growth rates returning to historic levels, including as a result of COVID-19; (vii) our ability to continue to maintain our payment network and bank account infrastructure; (viii) foreign currency volatility impacts on customer activity; and (ix) continued opportunities for cost reduction. Based on assumptions used within the Business Solutions reporting unit valuation, we believe an approximate 100 basis point decrease in the ten-year compound annual growth rate of revenue (also reflecting the assumed impact such a reduction would have on EBITDA margins) would result in a reduction in the fair value of the Business Solutions reporting unit of approximately $175 million. Such a reduction would result in the fair value approximating the carrying value of the reporting unit.

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

Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset and could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2020 was $505.0 million. During the years ended December 31, 2020 and 2019, we recorded immaterial impairments related to other intangible assets.

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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the substantial majority of our agents in United States dollars, euros, or Mexican pesos requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities from a few days up to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer, bill payment, and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and to a lesser degree the British pound, the Canadian dollar, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

We have bill payment, money transfer, and other operations in Argentina, which together represented less than 3% of our total consolidated revenues for the year ended December 31, 2020. The strengthening of the United States dollar against the Argentine peso has had adverse impacts on our historical results of operations and cash flows, as our Argentine peso-denominated revenue and operating income have been reduced when translated into United States dollars for inclusion in our financial statements. During the third quarter of 2019, the Argentine government imposed restrictions that limit the transfer of cash outside of the country. While we manage our working capital balances to have minimal net monetary assets denominated in the Argentine peso, further policy restrictions could cause our cash and cash equivalents held in the Argentine peso to increase in future periods, including as a result of cash flows generated by our operations. Therefore, the continued devaluation of the Argentine peso could adversely affect our results of operations, and limits on repatriating excess cash balances could adversely affect future distributions of excess cash from Argentina or increase the costs of these repatriations.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The majority of this business’ revenue is from exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The significant majority of these derivative contracts have a duration at inception of less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

As of December 31, 2020, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $65 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2020 of approximately $3.3 billion. Approximately $2.0 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable-rate securities and are included in our Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities, which are fixed-rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption and are classified within Settlement assets in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within Settlement assets in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our Total stockholders’ equity/(deficit) in our Consolidated Balance Sheets.

As of December 31, 2020, we had a total of approximately $1.0 billion of borrowings subject to floating interest rates. Interest on $950.0 million borrowed under our Term Loan Facility is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings of $80.0 million under our commercial paper program mature in such a short period that the financing is also effectively floating rate.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of December 31, 2020, our weighted-average effective rate on total borrowings was approximately 3.5%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to annual pre-tax income of approximately $10 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on December 31, 2020. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2020 that bear interest at floating rates, would result in an offsetting increase/decrease to annual pre-tax income of approximately $20 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. While we have experienced some delays in our collections from agents in connection with COVID-19 agent location closures and other impacts, we believe we are taking appropriate measures to attempt to address liquidity-related considerations by evaluating, monitoring, and assessing the creditworthiness and credit risk ratings of our agents. These delays have been largely temporary as certain agents were not able to remit settlement funds to us during lockdowns or other stay-at-home orders. In addition, we are exposed to losses directly from consumer transactions, particularly through our digital channels, where transactions are originated through means other than cash and are therefore subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as digital channels become a greater proportion of our money transfer business.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Western Union Company’s (“Western Union” or the “Company”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Western Union’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2020, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control Over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity/(deficit) for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity/(deficit) for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Income taxes - Uncertain tax positions

Description of the matter

As described in Note 11 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to taxation in various jurisdictions. The Company recognizes tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2020, the Company has accrued liabilities of $310.5 million for uncertain tax positions.

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

Goodwill impairment of the Business Solutions reporting unit

Description of the matter

As described in Note 5 to the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually at the reporting unit level. As of October 1, 2020, the Company performed a quantitative assessment of the $532.0 million in goodwill of the Business Solutions reporting unit.

Auditing management’s goodwill impairment assessment for the Business Solutions reporting unit was complex due to the subjective nature of the assumptions used in the model to determine the fair value of the Business Solutions reporting unit. In particular, the estimated fair value of the Business Solutions reporting unit was sensitive to significant assumptions such as projected revenue growth rates, EBITDA margins, and the effects of market and economic conditions and how such conditions may impact subsequent periods’ operations.

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

Denver, Colorado
February 19, 2021

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues	$4,835.0	$5,292.1	$5,589.9
Expenses:
Cost of services	2,826.5	3,086.5	3,300.8
Selling, general, and administrative	1,041.2	1,271.6	1,167.0
Total expenses (a)	3,867.7	4,358.1	4,467.8
Operating income	967.3	934.0	1,122.1
Other income/(expense):
Gain on divestitures of businesses (Note 5)	—	524.6	—
Interest income	3.2	6.3	4.8
Interest expense	(118.5)	(152.0)	(149.6)
Other income, net	3.1	8.5	14.1
Total other income/(expense), net	(112.2)	387.4	(130.7)
Income before income taxes	855.1	1,321.4	991.4
Provision for income taxes	110.8	263.1	139.5
Net income	$744.3	$1,058.3	$851.9
Earnings per share:
Basic	$1.81	$2.47	$1.89
Diluted	$1.79	$2.46	$1.87
Weighted-average shares outstanding:
Basic	412.3	427.6	451.8
Diluted	415.2	430.9	454.4
(a)	As further described in Note 7, total expenses include amounts incurred with related parties of $54.6 million, $57.1 million, and $57.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$744.3	$1,058.3	$851.9
Other comprehensive income, net of reclassifications and tax (Note 14):
Unrealized gains/(losses) on investment securities	33.6	25.8	(4.3)
Unrealized gains/(losses) on hedging activities	(26.9)	(11.0)	50.3
Foreign currency translation adjustments	—	—	(19.5)
Defined benefit pension plan adjustments (Note 12)	42.8	7.2	1.8
Total other comprehensive income	49.5	22.0	28.3
Comprehensive income	$793.8	$1,080.3	$880.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$1,428.2	$1,450.5
Settlement assets	3,821.4	3,296.7
Property and equipment, net of accumulated depreciation of $659.9 and $616.5, respectively	150.4	186.9
Goodwill	2,566.6	2,566.6
Other intangible assets, net of accumulated amortization of $1,044.6 and $961.5, respectively	505.0	494.9
Other assets	1,024.7	762.9
Total assets	$9,496.3	$8,758.5
Liabilities and stockholders' equity/(deficit)
Liabilities:
Accounts payable and accrued liabilities	$500.9	$601.9
Settlement obligations	3,821.4	3,296.7
Income taxes payable	928.9	1,019.7
Deferred tax liability, net	188.9	152.1
Borrowings	3,067.2	3,229.3
Other liabilities	802.4	498.3
Total liabilities	9,309.7	8,798.0

Commitments and contingencies (Note 6)

Stockholders' equity/(deficit):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 411.2 shares and 418.0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	4.1	4.2
Capital surplus	885.1	841.2
Accumulated deficit	(543.1)	(675.9)
Accumulated other comprehensive loss	(159.5)	(209.0)
Total stockholders' equity/(deficit)	186.6	(39.5)
Total liabilities and stockholders' equity/(deficit)	$9,496.3	$8,758.5

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$744.3	$1,058.3	$851.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.3	79.6	76.9
Amortization	164.3	178.1	187.8
Gain on divestitures of businesses, excluding transaction costs (Note 5)	—	(532.1)	—
Deferred income tax provision/(benefit) (Note 11)	13.9	(24.5)	(15.1)
Other non-cash items, net	145.8	118.4	66.2
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(44.4)	7.5	(31.0)
Accounts payable and accrued liabilities	(96.6)	94.3	(126.5)
Income taxes payable (Note 11)	(94.4)	(36.8)	(193.1)
Other liabilities	(16.7)	(28.2)	4.2
Net cash provided by operating activities	877.5	914.6	821.3
Cash flows from investing activities
Payments for capitalized contract costs	(69.1)	(46.6)	(150.3)
Payments for internal use software	(51.2)	(33.0)	(52.0)
Purchases of property and equipment	(36.5)	(48.1)	(136.7)
Proceeds from the sale of former corporate headquarters and other property (Note 5)	49.4	—	—
Proceeds from divestitures of businesses, net of cash divested (Note 5)	—	711.7	—
Purchases of non-settlement related investments	(4.9)	(6.8)	(24.2)
Proceeds from maturity of non-settlement related investments	0.9	23.4	13.7
Purchases of held-to-maturity non-settlement related investments	—	(1.3)	(2.8)
Proceeds from held-to-maturity non-settlement related investments	—	33.0	23.5
Other investing activities	(2.0)	—	—
Net cash (used in)/provided by investing activities	(113.4)	632.3	(328.8)
Cash flows from financing activities
Cash dividends and dividend equivalents paid	(370.3)	(340.8)	(341.7)
Common stock repurchased (Note 14)	(239.7)	(552.6)	(412.4)
Net (repayments of)/proceeds from commercial paper	(165.0)	120.0	125.0
Net proceeds from issuance of borrowings	—	495.9	685.4
Principal payments on borrowings	—	(824.9)	(414.4)
Proceeds from exercise of options	2.2	36.7	10.1
Other financing activities	(0.7)	(4.1)	(9.2)
Net cash used in financing activities	(773.5)	(1,069.8)	(357.2)
Net change in cash, cash equivalents, and restricted cash	(9.4)	477.1	135.3
Cash, cash equivalents, and restricted cash at beginning of period	1,456.8	979.7	844.4
Cash, cash equivalents, and restricted cash at end of period	$1,447.4	$1,456.8	$979.7
Supplemental cash flow information:
Interest paid	$109.6	$151.3	$142.5
Income taxes paid	$187.3	$318.9	$339.4
Cash paid for lease liabilities	$65.9	$53.8	$—
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 13)	$38.6	$269.1	$—
Restricted cash at end of period (included in Other assets)	$19.2	$6.3	$6.3

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity/(Deficit)
Balance, December 31, 2017	459.0	$4.6	$697.8	$(965.9)	$(227.9)	$(491.4)
Adoption of new accounting pronouncements (Note 2)	—	—	—	30.7	(31.4)	(0.7)
Net income	—	—	—	851.9	—	851.9
Stock-based compensation	—	—	47.7	—	—	47.7
Common stock dividends declared ($0.76 per share)	—	—	—	(341.7)	—	(341.7)
Repurchase and retirement of common shares	(20.9)	(0.2)	—	(413.8)	—	(414.0)
Shares issued under stock-based compensation plans	3.1	—	10.1	—	—	10.1
Other comprehensive income (Note 14)	—	—	—	—	28.3	28.3
Balance, December 31, 2018	441.2	4.4	755.6	(838.8)	(231.0)	(309.8)
Net income	—	—	—	1,058.3	—	1,058.3
Stock-based compensation	—	—	48.9	—	—	48.9
Common stock dividends and dividend equivalents declared ($0.80 per share)	—	—	—	(342.6)	—	(342.6)
Repurchase and retirement of common shares	(27.6)	(0.2)	—	(552.8)	—	(553.0)
Shares issued under stock-based compensation plans	4.4	—	36.7	—	—	36.7
Other comprehensive income (Note 14)	—	—	—	—	22.0	22.0
Balance, December 31, 2019	418.0	4.2	841.2	(675.9)	(209.0)	(39.5)
Adoption of new accounting pronouncement (Note 2)	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	744.3	—	744.3
Stock-based compensation	—	—	41.7	—	—	41.7
Common stock dividends and dividend equivalents declared ($0.90 per share)	—	—	—	(373.2)	—	(373.2)
Repurchase and retirement of common shares	(9.4)	(0.1)	—	(237.7)	—	(237.8)
Shares issued under stock-based compensation plans	2.6	—	2.2	—	—	2.2
Other comprehensive income (Note 14)	—	—	—	—	49.5	49.5
Balance, December 31, 2020	411.2	$4.1	$885.1	$(543.1)	$(159.5)	$186.6

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The Western Union Company (“Western Union” or the “Company”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are primarily available through a network of agent locations in more than 200 countries and territories and through money transfer transactions conducted and funded through websites and mobile applications marketed under the Company’s brands (“westernunion.com”) and transactions initiated on internet and mobile applications hosted by the Company’s third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”). Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

●	Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers, which are sent from retail agent locations worldwide or through websites and mobile devices, including Digital Money Transfer services. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
●	Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 5. The Company’s other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. See Note 18 for further information regarding the Company’s segments.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2020, the amount of these net asset limitations totaled approximately $680 million.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus a pandemic (“COVID-19”), and governments throughout the world instituted various actions such as lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses in an effort to reduce the spread of COVID-19. These actions negatively impacted the Company’s ability to offer its services, at least temporarily, through a portion of its locations and its retail agent locations, during the year ended December 31, 2020. Beginning in March 2020 and continuing throughout the remainder of the year, the Company experienced a decrease in transaction volumes from retail locations, and a decrease in foreign exchange and payment services activity, which also negatively impacted revenues in these periods, partially offset by revenue and transaction growth from Digital Money Transfer services. The Company believes this decrease is mainly due to economic decline and uncertainty resulting from the pandemic. The extent to which the COVID-19 pandemic continues to impact the Company’s business, financial condition, results of operations, or cash flows will depend on future developments, which are highly uncertain and are difficult to predict. To the extent the pandemic or the related macro-economic consequences continue, the Company could potentially experience changes in estimates, including increased credit losses or intangible asset impairments in future periods.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above the Company’s average share price during the periods and their effect was anti-dilutive, were 1.6 million, 1.9 million, and 2.6 million, respectively, of shares for the years ended December 31, 2020, 2019, and 2018.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Year Ended December 31,
	2020	2019	2018
Basic weighted-average shares outstanding	412.3	427.6	451.8
Common stock equivalents	2.9	3.3	2.6
Diluted weighted-average shares outstanding	415.2	430.9	454.4

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

Carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Available-for-sale investment securities, as further discussed in Notes 8 and 9, and derivative financial instruments, as further discussed in Notes 9 and 15, are carried at fair value. Fixed-rate notes are carried at their original issuance values and adjusted over time to accrete that value to par, except for portions of notes that were hedged by interest rate swap agreements in prior years, as disclosed in Note 15. The fair values of fixed-rate notes are disclosed in Note 9 and are based on market quotations.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with maturities of three months or less at the date of purchase (that are readily convertible to cash) are considered cash equivalents and are stated at cost, which approximates fair value.

The Company maintains cash and cash equivalent balances, including a portion in money market funds, with a group of globally diversified banks and financial institutions. The Company limits the concentration of its cash and cash equivalents with any one institution and regularly reviews investment concentrations and credit worthiness of these institutions.

Allowance for Credit Losses

For the Company’s accounting policies with respect to the allowance for credit losses, refer to Note 8.

Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from, and payable to, customers for the value of their cross-currency payment transactions related to the Business Solutions segment.

Settlement assets consist of cash and cash equivalents, receivables from agents, Business Solutions customers, and others, and investment securities. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper, and other highly liquid investments. Receivables from agents represent funds collected by such agents, but in transit to the Company. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and settlement process, payables to agents represent amounts due to agents for money transfers that have been settled with transferees.

Refer to Note 8 for additional details on the Company’s settlement assets and obligations.

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

Property and equipment consisted of the following (in millions):

	December 31,
	2020	2019
Equipment	$608.9	$591.4
Leasehold improvements	153.3	159.2
Furniture and fixtures	45.4	49.4
Buildings	0.4	0.4
Projects in process	2.3	3.0
Total property and equipment, gross	810.3	803.4
Less accumulated depreciation	(659.9)	(616.5)
Property and equipment, net (a)	$150.4	$186.9
(a)	As of December 31, 2019, Property and equipment, net excluded assets held for sale of $49.3 million, which primarily consisted of the Company’s former headquarters and land. These assets were sold in 2020 and were included in Other assets in the Company’s Consolidated Balance Sheets as of December 31, 2019.

Amounts charged to expense for depreciation of property and equipment were $61.3 million, $79.6 million, and $76.9 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. In the event a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2020, 2019, and 2018.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), acquired contracts, and software. Other intangible assets are generally amortized on a straight-line basis over the length of the contract or benefit periods. Included in the Consolidated Statements of Income is amortization expense of $164.3 million, $178.1 million, and $187.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company capitalizes initial payments for new and renewed agent contracts to the extent recoverable through future operations or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2020			December 31, 2019
	Weighted-
	Average
	Amortization		Net of		Net of
	Period		Accumulated		Accumulated
	(in years)	Initial Cost	Amortization	Initial Cost	Amortization
Capitalized contract costs	6.1	$574.4	$308.0	$510.3	$271.7
Acquired contracts	11.6	561.7	75.8	584.2	124.1
Internal use software	3.7	310.3	55.5	281.2	54.7
Acquired trademarks	25.4	30.1	12.0	30.1	13.2
Other intangibles	4.3	19.4	—	19.4	—
Projects in process	(a)	53.7	53.7	31.2	31.2
Total other intangible assets	8.0	$1,549.6	$505.0	$1,456.4	$494.9
(a)	Not applicable as the assets have not been placed in service.

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2020 is expected to be $148.5 million in 2021, $106.8 million in 2022, $78.8 million in 2023, $61.4 million in 2024, $35.1 million in 2025, and $20.7 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2020, 2019, and 2018.

Revenue Recognition

For the Company’s accounting policies with respect to revenue recognition, refer to Note 3.

Cost of Services

Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, telecommunications, bank fees, credit losses, depreciation, amortization, and other expenses incurred in connection with providing money transfer and other payment services.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2020, 2019, and 2018 were $177.0 million, $209.1 million, and $180.9 million, respectively.

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

The Company accounts for the effects of global intangible low-taxed income taxed in the United States as a component of income tax expense in the period the tax arises.

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

Derivatives

The Company has used derivatives to: (i) minimize its exposures related to changes in foreign currency exchange rates and, periodically, interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers. The Company recognizes all derivatives in the Other assets and Other liabilities captions in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows. Certain of the Company’s derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adopted an accounting pronouncement related to hedging activities. As a result of the new accounting pronouncement, for foreign currency cash flow hedges entered into on or after January 1, 2018, the Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into Revenues within the Consolidated Statements of Income. For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components were recognized immediately in Revenues during the years ended December 31, 2019 and 2018.
●	Fair value hedges - Fair value hedges consist of hedges of fixed-rate debt, through interest rate swaps. Changes in the fair value of derivatives that are designated as fair value hedges of fixed-rate debt are recorded in Interest expense. The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in Interest expense. There were no fair value hedges outstanding as of December 31, 2020 and 2019.
●	Undesignated - Derivative contracts entered into to reduce the foreign exchange variability related to: (i) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (ii) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes and changes in their fair value are included in Selling, general, and administrative. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payments operations. The significant majority of these derivative contracts have a duration at inception of less than one year. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in fair value related to these contracts are recorded in Revenues.

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

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company generally recognizes compensation expense on awards on a straight-line basis over the

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requisite service period for the entire award, with an estimate for forfeitures. Refer to Note 17 for additional discussion regarding details of the Company’s stock-based compensation plans.

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

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted a new accounting standard that requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Additionally, the standard requires certain credit losses relating to investment securities classified as available-for-sale to be recorded through an allowance for credit losses. The Company recognized the cumulative effect of the new accounting standard as an adjustment to the January 1, 2020 balance of Accumulated deficit in the Consolidated Balance Sheets, and the adoption of the new accounting standard did not have a material impact on the Company’s January 1, 2020 accumulated deficit. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. Refer to Note 8 for additional information and the related disclosures.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate set by the Company to the customer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable. The Company also offers several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors. For the substantial majority of the Company’s revenues, the Company acts as the principal in transactions and reports revenue on a gross basis, as the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices. The Company also provides services to financial institutions and other third parties to enable such entities to offer money transfer services to their own customers under their brands. Generally, in these arrangements, consumers agree to terms and conditions specified by the financial institution or other third party that, among other things, establish pricing paid by the consumer for the service. The Company recognizes revenue on a net basis under these arrangements. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company recognized $4,625.1 million, $5,033.2 million, and $5,382.6 million in revenues from contracts with customers for the years ended December 31, 2020, 2019, and 2018, respectively. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations for the years ended December 31, 2020, 2019, and 2018, and the Company has immaterial contract liability balances as of December 31, 2020 and 2019, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of December 31, 2020 and 2019, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management has determined that the significant majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the years ended December 31, 2020, 2019, and 2018 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$1,605.5	$83.6	$75.1	$57.0	$1,821.2
Europe and Russia/CIS	1,330.0	121.1	3.6	1.8	1,456.5
Middle East, Africa, and South Asia	630.0	1.5	0.4	—	631.9
Latin America and the Caribbean	310.1	2.4	75.8	7.9	396.2
East Asia and Oceania	257.4	60.5	1.4	—	319.3
Revenues from contracts with customers	$4,133.0	$269.1	$156.3	$66.7	$4,625.1
Other revenues (a)	87.0	87.0	14.0	21.9	209.9
Total revenues	$4,220.0	$356.1	$170.3	$88.6	$4,835.0

	Year Ended December 31, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (b)	Services	Total
Regions:
North America	$1,653.5	$95.4	$223.0	$55.9	$2,027.8
Europe and Russia/CIS	1,350.1	127.1	3.2	4.1	1,484.5
Middle East, Africa, and South Asia	642.0	1.8	0.4	—	644.2
Latin America and the Caribbean	395.2	3.4	129.4	15.3	543.3
East Asia and Oceania	263.5	68.4	1.5	—	333.4
Revenues from contracts with customers	$4,304.3	$296.1	$357.5	$75.3	$5,033.2
Other revenues (a)	103.5	92.7	37.3	25.4	258.9
Total revenues	$4,407.8	$388.8	$394.8	$100.7	$5,292.1

	Year Ended December 31, 2018
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (b)	Services	Total
Regions:
North America	$1,632.3	$97.6	$463.9	$57.4	$2,251.2
Europe and Russia/CIS	1,399.5	130.0	3.1	3.9	1,536.5
Middle East, Africa, and South Asia	654.4	1.5	0.3	—	656.2
Latin America and the Caribbean	393.2	3.1	152.7	13.7	562.7
East Asia and Oceania	304.6	69.9	1.5	—	376.0
Revenues from contracts with customers	$4,384.0	$302.1	$621.5	$75.0	$5,382.6
Other revenues (a)	69.6	84.7	30.8	22.2	207.3
Total revenues	$4,453.6	$386.8	$652.3	$97.2	$5,589.9
(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.
(b)	On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay,” and closed the transaction on May 9, 2019. Included within North America revenues are Speedpay revenues of $125.4 million and $352.0 million for the years ended December 31, 2019 and 2018, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring-Related Expenses

On August 1, 2019, the Company’s Board of Directors approved a plan to change the Company’s operating model and improve its business processes and cost structure by reorganizing the Company’s senior management, including those managers reporting to the Chief Executive Officer (“CEO”), reducing its headcount, and consolidating various facilities.  While certain of the expenses may be identifiable to the Company’s segments, primarily to the Company’s Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company’s segment operating income results. These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. As of December 31, 2020, all expenses associated with this plan have been incurred and substantially all have been and will continue to be paid in cash.

The following table summarizes the activity for the years ended December 31, 2020 and 2019 for expenses related to the restructuring accruals, which are included in Accounts payable and accrued liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019, and the total expenses incurred since the inception of the restructuring plan (in millions):

	Severance and	Facility Relocations
	Related	and Closures,
	Employee	Consulting,
	Benefits	and Other	Total
Balance, December 31, 2018	$—	$—	$—
Expenses (a)	98.0	17.5	115.5
Cash payments	(28.6)	(9.6)	(38.2)
Non-cash benefits/(charges) (a)	1.8	(5.8)	(4.0)
Balance, December 31, 2019	$71.2	$2.1	$73.3
Expenses (a)	11.8	25.0	36.8
Cash payments	(58.7)	(24.0)	(82.7)
Non-cash benefits/(charges) (a)	0.6	(1.8)	(1.2)
Balance, December 31, 2020	$24.9	$1.3	$26.2

Total expenses incurred	$109.8	$42.5	$152.3
(a)	Non-cash benefits/(charges) include non-cash write-offs and accelerated depreciation of ROU assets and leasehold improvements and a non-cash benefit for adjustments to stock compensation for awards forfeited by employees. These amounts have been removed from the liability balance in the table above as they do not impact the restructuring accruals.

The following table presents restructuring-related expenses as reflected in the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2020	2019
Cost of services	$4.5	$39.8
Selling, general, and administrative	32.3	75.7
Total expenses, pre-tax	$36.8	$115.5
Total expenses, net of tax	$31.5	$90.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Divestitures, Acquisitions, and Goodwill

Divestitures of Businesses

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. (together, “ACI”) to sell its United States electronic bill payments business known as Speedpay, which had been included as a component of Other in the Company’s segment reporting. The Company received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million, which is included in Gain on divestitures of businesses in the accompanying Consolidated Statements of Income, in the all-cash transaction that closed on May 9, 2019. Speedpay revenues included in the Company’s results were $125.4 million and $352.0 million for the years ended December 31, 2019 and 2018, respectively. Speedpay direct operating expenses were $98.2 million and $251.2 million for the years ended December 31, 2019 and 2018, respectively.

On May 6, 2019, the Company completed the sale of Paymap Inc. (“Paymap”), which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. The Company recorded an immaterial pre-tax gain related to this sale during 2019.

In 2020, the Company sold its former corporate headquarters and other property and recorded an immaterial pre-tax net gain on the sales. The proceeds from these sales have been included in Cash flows from investing activities within the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2020.

Investment in Saudi Digital Payments Company

On November 21, 2020, the Company entered into an agreement to acquire an ownership interest in Saudi Digital Payments Company (“stc pay”), a subsidiary of Saudi Telecom Company and one of the Company’s Consumer-to-Consumer digital white label partners. Under the terms of the agreement, the transaction is intended to occur in two tranches. In the first tranche, the Company agreed to invest approximately $133 million for a 10% investment in stc pay, and, in the second tranche, the Company agreed to invest an additional approximately $67 million for an additional 5% investment in stc pay. The first tranche is expected to close in the first quarter of 2021 and the closing of the second tranche is contingent upon stc pay satisfying certain conditions. In conjunction with the transaction, the Company and stc pay have also agreed to extend and expand the terms of their commercial agreement.

The Company expects to measure this investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments in stc pay.

Goodwill

The following table presents changes to goodwill for the years ended December 31, 2020 and 2019 (in millions):

	Consumer-to-	Business
	Consumer	Solutions	Other	Total
January 1, 2019 goodwill, net	$1,980.7	$532.0	$212.3	$2,725.0
Divestitures (a)	—	—	(158.4)	(158.4)
December 31, 2019 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6
Additions	—	—	—	—
December 31, 2020 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6
(a)	Related to the Speedpay and Paymap divestitures, as described above.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents accumulated impairment losses as of December 31, 2020, 2019, and 2018 (in millions):

	As of December 31,
	2020	2019	2018
Goodwill, gross	$3,030.6	$3,030.6	$3,189.0
Accumulated impairment losses	(464.0)	(464.0)	(464.0)
Goodwill, net	$2,566.6	$2,566.6	$2,725.0

The Company did not record any goodwill impairments during the years ended December 31, 2020, 2019, and 2018.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $390 million in outstanding letters of credit and bank guarantees as of December 31, 2020 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The significant majority of the Company’s letters of credit and bank guarantees have a one-year renewal option, and the Company expects to renew prior to expiration in most circumstances.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of December 31, 2020. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

Shareholder Derivative Action

On January 16, 2020, Stanley Lieblein filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware naming the Company’s President and Chief Executive Officer, certain current and former directors, and a former executive officer as individual defendants and the Company as a nominal defendant (the “Delaware Complaint”). Mr. Lieblein had previously filed a shareholder derivative action asserting related claims in the United States District Court

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the District of Colorado, which was subsequently consolidated with multiple pending related derivative actions. Following the filing of multiple amended complaints, the United States Court of Appeals for the Tenth Circuit affirmed dismissal of the consolidated derivative action on April 16, 2019 on the ground that the plaintiffs did not have standing to proceed on behalf of the Company without making a demand on the Company’s Board of Directors. The consolidated derivative action is described in further detail in the Company’s prior disclosures.

On August 1, 2019, Mr. Lieblein made a written demand on the Company’s Board of Directors to investigate and address alleged misconduct related to the Company’s anti-fraud and anti-money laundering (“AML”) compliance programs, including certain alleged misconduct at issue in the consolidated derivative action. The Company’s Board of Directors formed a special committee to evaluate Mr. Lieblein’s demand together with a related shareholder demand (the “Demand Letters”), and the special committee’s investigation was still ongoing at the time Mr. Lieblein filed the Delaware Complaint. Mr. Lieblein alleges that he filed the Delaware Complaint prior to the completion of the special committee’s investigation because of concerns regarding the statute of limitations on some of the claims asserted. Mr. Lieblein agreed to stay the action until December 31, 2020, pending completion of the special committee’s investigation. Within 60 days after December 31, 2020, Mr. Lieblein is required either to specify whether the Delaware Complaint will serve as the operative complaint in the action or file an amended complaint.

The Delaware Complaint filed by Mr. Lieblein on January 16, 2020 includes allegations that the director and officer defendants declined to implement effective anti-fraud and AML compliance systems after receiving numerous red flags indicating prolonged willful illegality, condoned executive officers’ obstruction of efforts by various regulators to impose an effective compliance system on the Company, approved executive compensation packages for management that were not aligned with development of effective anti-fraud and AML compliance programs, allowed management to fail to timely report known or likely impropriety by Company employees or agents to regulatory authorities, failed to require management to adopt a risk assessment for all very high risk areas, refused to remedy the board’s oversight of executive officers, and, in effect, refused Mr. Lieblein’s shareholder demand and related request for tolling agreements.

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

The special committee completed its investigation in early December 2020 and, on the basis of its findings, recommended that the Company’s Board of Directors reject the Demand Letters and direct the Company to oppose any effort to assert claims based on or related to the Demand Letters on behalf of the Company, that no action on behalf of the Company should be brought or pursued against any of the current or former officers or directors of the Company based on the Demand Letters, and that none of the corporate governance reforms raised in the Demand Letters is necessary or appropriate. On December 16, 2020, the Board of Directors resolved to adopt the recommendations of the special committee. The Board of Directors further resolved, among other things, that none of the asserted claims has factual or legal merit. The Company thereafter informed Mr. Lieblein and the other shareholders who sent the Demand Letters that their demands have been rejected. On February 12, 2021, one of the shareholders who sent a Demand Letter sent the Company a request to inspect books and records related to the consideration of the Demand Letters pursuant to Section 220 of the Delaware General Corporation Law.

The Company intends to oppose any effort by Mr. Lieblein to continue his action. The Company believes the action is without merit. The Company will likewise oppose any future action by the other shareholders who sent the Demand Letters.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Matters

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The process for notifying potential class members has been completed and the case is currently in the evidentiary stage. The case will be stayed until: (i) the Attorney-General instructs the Prosecutor to continue to litigate the claims on behalf of the plaintiff (during the time the registration of Consumidores Financieros before the Secretary of Commerce remains suspended); or (ii) the parties report to the Court that the plaintiff recovered its legal capacity. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2020, 2019, and 2018 totaled $54.6 million, $57.1 million, and $57.6 million, respectively.

8. Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from, and payable to, customers for the value of their cross-currency payment transactions related to the Business Solutions segment.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

December 31, 2020
Settlement assets:
Cash and cash equivalents	$695.7
Receivables from agents, Business Solutions customers, and others	1,188.3
Less: Allowance for credit losses	(53.2)
Receivables from agents, Business Solutions customers, and others, net	1,135.1
Investment securities	1,990.6
Total settlement assets	$3,821.4
Settlement obligations:
Money transfer, money order, and payment service payables	$2,902.9
Payables to agents	918.5
Total settlement obligations	$3,821.4

December 31, 2019
Settlement assets:
Cash and cash equivalents	$368.2
Receivables from agents, Business Solutions customers, and others	1,230.1
Investment securities	1,698.4
Total settlement assets	$3,296.7
Settlement obligations:
Money transfer, money order, and payment service payables	$2,571.5
Payables to agents	725.2
Total settlement obligations	$3,296.7

Allowance for Credit Losses

On January 1, 2020, the Company adopted a new accounting standard related to the estimation of the allowance for credit losses, as discussed in Note 2. However, due to the short-term nature of the Company’s receivables and the Company’s historical and expected collections practice, the adoption did not have a material impact on the Company’s financial position or results of operations.

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,081.2 million as of December 31, 2020. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $53.9 million as of December 31, 2020. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days. To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company estimates the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions, including those related to COVID-19. Given the short-term nature of these receivables, the Company does not expect the impact of forecasted economic conditions on its allowance for credit losses to be significant. The Company has estimated credit losses based on information known as of December 31, 2020.

The following table summarizes activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2020	$20.4	$4.5
Current period provision for expected credit losses (a)	39.9	2.0
Write-offs charged against the allowance	(11.9)	(3.1)
Recoveries of amounts previously written off	2.3	—
Impacts of foreign currency exchange rates and other	(1.4)	0.5
Allowance for credit losses as of December 31, 2020	$49.3	$3.9
(a)

Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. For the year ended December 31, 2020, the Company recognized $41.3 million of losses that were not credit-related.

Prior to the adoption of the new accounting standard discussed above, the Company recorded an allowance for doubtful accounts when it was probable that the related receivable balance would not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer chargebacks and insufficient funds, and other matters the Company identified in its routine collection monitoring. The allowance for doubtful accounts was $42.2 million as of December 31, 2019 and is recorded in the same balance sheet captions as the related receivable. During the years ended December 31, 2019 and 2018, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $47.1 million and $43.9 million, respectively.

In addition, from time to time, the Company has made advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2020, amounts advanced to agents were $135.9 million, and the related allowance for credit losses was immaterial.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. As of and for the year ended December 31, 2020, the Company’s allowance for credit losses and provision for credit losses on its available-for-sale securities were immaterial. Proceeds from the sale and maturity of available-for-sale securities during the years ended December 31, 2020, 2019, and 2018 were $6.2 billion, $5.4 billion, and $7.7 billion.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2020	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$13.1	$13.1	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,234.1	1,303.9	69.8	—	69.8
State and municipal variable-rate demand notes	562.1	562.1	—	—	—
Corporate and other debt securities	71.6	72.8	1.2	—	1.2
United States government agency mortgage-backed securities	50.3	51.8	1.5	—	1.5
Total available-for-sale securities	1,918.1	1,990.6	72.5	—	72.5
Total investment securities	$1,931.2	$2,003.7	$72.5	$—	$72.5

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2019	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$24.6	$24.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,227.4	1,257.8	31.0	(0.6)	30.4
State and municipal variable-rate demand notes	276.1	276.1	—	—	—
United States government agency mortgage-backed securities	66.3	67.2	0.9	—	0.9
Corporate debt securities	52.3	52.4	0.1	—	0.1
Other United States government agency debt securities	34.9	34.9	—	—	—
United States Treasury securities	9.8	10.0	0.2	—	0.2
Total available-for-sale securities	1,666.8	1,698.4	32.2	(0.6)	31.6
Total investment securities	$1,691.4	$1,723.0	$32.2	$(0.6)	$31.6
(a)	The majority of these securities are fixed-rate instruments.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2020 and 2019.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of December 31, 2020 (in millions):

Fair Value
Due within 1 year	$176.3
Due after 1 year through 5 years	684.4
Due after 5 years through 10 years	452.5
Due after 10 years	677.4
Total	$1,990.6

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $15.0 million, $0.9 million, and $546.2 million are included in the “Due after 1 year through 5 years,” “Due after 5 years through 10 years,” and “Due after 10 years” categories, respectively, in the table above.

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
December 31, 2020	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$13.1	$—	$13.1
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,303.9	1,303.9
State and municipal variable-rate demand notes	—	562.1	562.1
Corporate and other debt securities	—	72.8	72.8
United States government agency mortgage-backed securities	—	51.8	51.8
Other assets:
Derivatives	—	453.3	453.3
Total assets	$13.1	$2,443.9	$2,457.0
Liabilities:
Other liabilities:
Derivatives	$—	$430.3	$430.3
Total liabilities	$—	$430.3	$430.3

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement Using		Total
December 31, 2019	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$24.6	$—	$24.6
Measured at fair value through other comprehensive income:
State and municipal debt securities	—	1,257.8	1,257.8
State and municipal variable-rate demand notes	—	276.1	276.1
United States government agency mortgage-backed securities	—	67.2	67.2
Corporate debt securities	—	52.4	52.4
Other United States government agency debt securities	—	34.9	34.9
United States Treasury securities	10.0	—	10.0
Other assets:
Derivatives	—	204.5	204.5
Total assets	$34.6	$1,892.9	$1,927.5
Liabilities:
Other liabilities:
Derivatives	$—	$159.5	$159.5
Total liabilities	$—	$159.5	$159.5

There were no material, non-recurring fair value adjustments or transfers between Level 1 and Level 2 measurements during the years ended December 31, 2020 and 2019.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of December 31, 2020, the carrying value and fair value of the Company’s borrowings were $3,067.2 million and $3,348.0 million, respectively (see Note 16). As of December 31, 2019, the carrying value and fair value of the Company’s borrowings were $3,229.3 million and $3,372.2 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Other Assets and Other Liabilities

The following table summarizes the components of Other assets and Other liabilities (in millions):

	December 31,
	2020	2019
Other assets:
Derivatives	$453.3	$204.5
ROU assets	189.1	199.7
Amounts advanced to agents	135.9	96.4
Prepaid expenses	81.0	102.4
Prepaid pension costs (Note 12)	39.9	—
Equity method investments	34.5	33.0
Other (a)	91.0	126.9
Total other assets	$1,024.7	$762.9
Other liabilities:
Derivatives	$430.3	$159.5
Operating lease liabilities	234.9	242.3
Accrued agent contract costs (b)	77.1	16.0
Pension obligations (Note 12)	—	11.4
Other	60.1	69.1
Total other liabilities	$802.4	$498.3
(a)	Property, equipment, and land of $49.3 million, primarily related to the Company’s former headquarters, was included in Other as of December 31, 2019 and classified as held for sale. In 2020, the Company sold its former corporate headquarters and other property and recorded an immaterial gain on the sales.
(b)	Represents accrued and unpaid contract costs for new and renewed agent contracts. The majority of the balance as of December 31, 2020 was paid in January 2021.

11. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Domestic	$—	$434.7	$(11.4)
Foreign	855.1	886.7	1,002.8
Total pre-tax income	$855.1	$1,321.4	$991.4

For the years ended December 31, 2020, 2019, and 2018, 100%, 67% and 101% of the Company’s pre-tax income was derived from foreign sources, respectively. For the year ended December 31, 2019, the Company’s domestic pre-tax income increased due to the net gain on the sales of the Speedpay and Paymap businesses, as discussed in Note 5.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Federal	$50.1	$153.7	$62.9
State and local	1.1	22.9	0.6
Foreign	59.6	86.5	76.0
Total provision for income taxes	$110.8	$263.1	$139.5

In 2020, the Company’s federal, state, and foreign tax provisions decreased due to lower pre-tax income and discrete tax benefits in the current period. In 2019, the Company’s federal and state and local tax provisions increased due to the net gain on the sales of the Speedpay and Paymap businesses.

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefits	0.5%	1.4%	0.4%
Foreign rate differential, net of United States tax paid on foreign earnings (5.6%, 2.3%, and 4.9%, respectively)	(8.3)%	(5.5)%	(8.2)%
Divestitures	—%	2.4%	—%
Tax Act impact	—%	—%	2.3%
Base erosion anti-abuse tax (BEAT)	—%	—%	3.0%
Lapse of statute of limitations	(0.7)%	(0.5)%	(2.2)%
Valuation allowances	0.2%	0.1%	—%
Other	0.2%	1.0%	(2.2)%
Effective tax rate	12.9%	19.9%	14.1%

The decrease in the Company’s effective tax rate for the year ended December 31, 2020 compared to the prior year is primarily due to a reduction in domestic pre-tax income, prior period settlements in certain geographies, and discrete tax benefits in the current period. The increase in the Company’s effective tax rate for the year ended December 31, 2019 compared to the prior year is primarily due to an increase in 2019 domestic pre-tax income due to the net gain on the sales of the Speedpay and Paymap businesses and certain discrete items recognized in the prior year, partially offset by adjustments to the Company's accounting for the implementation of the Tax Act, as finalized in the fourth quarter of 2018.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$35.7	$169.4	$69.2
State and local	1.9	18.1	—
Foreign	59.3	100.1	85.4
Total current taxes	96.9	287.6	154.6
Deferred:
Federal	14.4	(15.7)	(6.3)
State and local	(0.8)	4.8	0.6
Foreign	0.3	(13.6)	(9.4)
Total deferred taxes	13.9	(24.5)	(15.1)
	$110.8	$263.1	$139.5

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2020	2019
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$22.9	$38.3
Lease liabilities	23.8	28.1
Tax attribute carryovers	30.2	31.7
Pension obligations	—	4.0
Intangibles, property and equipment	15.1	13.6
Other	8.6	5.3
Valuation allowance	(18.6)	(19.1)
Total deferred tax assets	82.0	101.9
Deferred tax liabilities related to:
Intangibles, property and equipment	218.0	214.8
Lease right-of-use assets	15.8	18.7
Prepaid pension costs	7.8	—
Other	14.2	6.9
Total deferred tax liabilities	255.8	240.4
Net deferred tax liability (a)	$173.8	$138.5
(a)	As of December 31, 2020 and 2019, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions of $15.1 million and $13.6 million, respectively, are reflected in Other assets in the Consolidated Balance Sheets.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Outside tax basis differences of approximately $550 million as of December 31, 2020 primarily relate to remaining undistributed foreign earnings not subject to the tax on certain previously undistributed earnings of foreign subsidiaries pursuant to the Tax Act, discussed further below, and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company’s basis difference, the Company could be subject to United States income taxes, state income taxes and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of complexities associated with its hypothetical calculation.

In 2017, the Tax Act was enacted into United States law, and a domestic one-time tax was imposed under the Tax Act on the Company’s previously undistributed earnings of foreign subsidiaries, with certain exceptions. This tax charge, combined with the Company’s other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $604 million remained as of December 31, 2020. The Company has elected to pay this liability in periodic installments through 2025. For each of the years ended December 31, 2020, 2019, and 2018, the Company made installment payments of $64.0 million.

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2020, the total amount of tax contingency reserves was $310.5 million, including accrued interest and penalties, net of related items. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include: (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements and are reflected in Income taxes payable in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties and before offset of related items, is as follows (in millions):

	2020	2019
Balance as of January 1	$293.9	$295.0
Increase related to current period tax positions (a)	2.8	5.2
Increase related to prior period tax positions(b)	49.7	0.8
Decrease related to prior period tax positions	(1.9)	(1.6)
Decrease due to lapse of applicable statute of limitations	(3.2)	(5.3)
Decrease due to effects of foreign currency exchange rates	(0.6)	(0.2)
Balance as of December 31	$340.7	$293.9
(a)	Includes recurring accruals for issues which initially arose in previous periods.
(b)	Includes gross accrual for tax positions associated with current audits.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $329.2 million and $283.4 million as of December 31, 2020 and 2019, respectively, excluding interest and penalties.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Consolidated Statements of Income and records the associated liability in Income taxes payable in its Consolidated Balance Sheets. The Company recognized $1.9 million, $6.0 million, and $(0.7) million in interest and penalties during the years ended December 31, 2020, 2019, and 2018, respectively. The Company has accrued $28.6 million and $27.1 million for the payment of interest and penalties as of December 31, 2020 and 2019, respectively.

The unrecognized tax benefits accrual as of December 31, 2020 consists of federal, state and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $3 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The Company’s United States federal income tax returns since 2017 are eligible to be examined. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. consolidated income tax returns for 2017 and 2018 in the current year. The IRS anticipates completion of the examination phase in 2022.

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

12. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the “401(k)”), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $18.4 million for the year ended December 31, 2020 and $20.0 million for both the years ended December 31, 2019 and 2018.

Defined Benefit Plan

The Company has a frozen defined benefit pension plan (the “Plan”), for which the funded status is reported in the Consolidated Balance Sheets and measured as the difference between the fair value of the plan assets and the projected benefit obligation. Plan assets, which are managed in a third-party trust, primarily consist of fixed income and equity investments, and had a total fair value of $280.6 million and $237.1 million as of December 31, 2020 and 2019, respectively. Given the overfunded status of the Plan, the Company is in the process of moving towards a full allocation of fixed income investments to more closely match the Plan’s assets to its liabilities. The substantial majority of plan assets are classified as either Level 1 or Level 2 within the valuation hierarchy or are valued at net asset value, which is not quoted on an active market; however, the unit price is based on underlying investments which are traded on an active market. The benefit obligation associated with the Plan will vary over time only as a result of changes in market interest rates, the life expectancy of the plan participants, and benefit payments, since the accrual of benefits was suspended when

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Plan was frozen in 1988. The benefit obligation was $240.7 million and $248.5 million, and the discount rate assumption used in the measurement of this obligation was 1.66% and 2.66% for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the fair value of the plan assets exceeded the projected benefit obligation, which resulted in prepaid pension costs of $39.9 million reported in Other assets. The Plan’s overfunded status as of December 31, 2020 is primarily due to favorable investment returns relative to the expected return on plan assets during the year then ended. As of December 31, 2019, the projected benefit obligation exceeded the fair value of the plan assets, which resulted in an unfunded pension obligation of $11.4 million reported in Other liabilities.

The net periodic benefit cost associated with the Plan was $4.4 million, $4.1 million, and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The expected long-term return on plan assets assumption is 2.00% for 2021. The Company made no contributions to the Plan for both the years ended December 31, 2020 and 2019. No funding to the Plan will be required for 2021. The estimated undiscounted future benefit payments are expected to be $25.9 million in 2021, $24.2 million in 2022, $22.5 million in 2023, $20.9 million in 2024, $19.3 million in 2025, and $73.9 million in 2026 through 2030.

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

The Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2020 and 2019, total ROU assets were $189.1 million and $199.7 million, respectively, and operating lease liabilities were $234.9 million and $242.3 million, respectively. The ROU assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities is included in Cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Operating lease costs, which are included in Total expenses in the Company’s Consolidated Statements of Income, were $59.8 million and $56.7 million for the years ended December 31, 2020 and 2019, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2020 and 2019.

The Company’s leases have remaining terms from less than 1 year to 10 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Company the right to extend the lease by up to 10 years. However, a significant majority of these options are not reflected in the calculation of the ROU asset and operating lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease terms and discount rates for operating lease liabilities:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	7.2	7.6
Weighted-average discount rate	5.6%	6.5%

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents maturities of operating lease liabilities as of December 31, 2020 (in millions):

Due within 1 year	$51.9
Due after 1 year through 2 years	44.5
Due after 2 years through 3 years	37.0
Due after 3 years through 4 years	32.6
Due after 4 years through 5 years	27.7
Due after 5 years	90.3
Total lease payments	284.0
Less imputed interest	(49.1)
Total operating lease liabilities	$234.9

For the year ended December 31, 2018, total rent expense, net of sublease income, was $59.5 million as recorded under accounting standards in effect in that period.

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

Unrealized gains and losses on investment securities that are available for sale, primarily state and municipal debt securities, are included in AOCL until the investment is either sold or experiences a credit loss. See Note 8 for further discussion.

The effective portion of the change in fair value of derivatives that qualifies as a cash flow hedge is recorded in AOCL. Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 15 for further discussion.

While the United States dollar is the functional currency for substantially all of the Company’s businesses, the assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in these foreign currencies compared to the United States dollar. These gains and losses are accumulated in other comprehensive income/(loss). When a foreign subsidiary is substantially liquidated or sold, the cumulative translation gain or loss is removed from AOCL and recognized as a component of the gain or loss on the liquidation or sale.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details reclassifications out of AOCL and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income

	Income Statement	Year Ended December 31,
Income for the period (in millions)	Location	2020	2019	2018
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$0.6	$0.6	$(0.4)
Income tax benefit/(expense)	Provision for income taxes	(0.1)	(0.1)	0.1
Total reclassification adjustments related to investment securities, net of tax		0.5	0.5	(0.3)
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	1.2	14.2	(14.9)
Interest rate contracts	Interest expense	(0.6)	—	(2.1)
Income tax benefit/(expense)	Provision for income taxes	0.1	(0.1)	0.7
Total reclassification adjustments related to cash flow hedges, net of tax		0.7	14.1	(16.3)
Amortization of components of defined benefit plans:
Actuarial loss	Other income, net	(12.1)	(10.8)	(11.7)
Income tax benefit	Provision for income taxes	2.7	2.4	2.6
Total reclassification adjustments related to defined benefit plans, net of tax		(9.4)	(8.4)	(9.1)
Total reclassifications, net of tax		$(8.2)	$6.2	$(25.7)

The following tables summarize the components of AOCL, net of tax in the accompanying Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)
Unrealized gains/(losses)	41.5	(26.4)	—	43.5	58.6
Tax benefit/(expense)	(7.4)	0.2	—	(10.1)	(17.3)
Amounts reclassified from AOCL into earnings, net of tax	(0.5)	(0.7)	—	9.4	8.2
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2018	$(1.1)	$7.4	$(101.2)	$(136.1)	$(231.0)
Unrealized gains/(losses)	33.6	2.0	—	(2.0)	33.6
Tax benefit/(expense)	(7.3)	1.1	—	0.8	(5.4)
Amounts reclassified from AOCL into earnings, net of tax	(0.5)	(14.1)	—	8.4	(6.2)
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2017	$2.7	$(40.6)	$(76.9)	$(113.1)	$(227.9)
Unrealized gains/(losses)	(5.9)	35.6	—	(9.3)	20.4
Tax benefit/(expense)	1.3	(1.6)	—	2.0	1.7
Amounts reclassified from AOCL into earnings, net of tax	0.3	16.3	—	9.1	25.7
Foreign currency translation adjustments (a)	—	—	(19.5)	—	(19.5)
Reclassification of Tax Act effects into Accumulated deficit (b)	0.5	(2.3)	(4.8)	(24.8)	(31.4)
As of December 31, 2018	$(1.1)	$7.4	$(101.2)	$(136.1)	$(231.0)
(a)	Beginning in the third quarter of 2018, all changes in the value of the Argentine peso on the Company’s monetary assets and liabilities are reflected in net income, given Argentina’s status as a highly inflationary economy. Prior to the third quarter of 2018, changes in the Argentine peso exchange rate were reflected in net income for the Company’s money transfer operations, whereas these effects were reflected in other comprehensive income for the Company’s bill payment operations. This designation did not have a material impact on the Company’s financial position and results of operations for the years ended December 31, 2020, 2019 and 2018.
(b)	As discussed in Note 2, in the first quarter of 2018, the Company adopted an accounting pronouncement as a result of the Tax Act and reclassified tax effects included within AOCL to Accumulated deficit in the Consolidated Balance Sheets.

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2020, 2019, and 2018 were $369.9 million, $340.8 million, and $341.7 million, respectively. Dividends per share declared quarterly by the Company’s Board of Directors during the years ended 2020, 2019, and 2018 were as follows:

Year	Q1	Q2	Q3	Q4
2020	$0.225	$0.225	$0.225	$0.225
2019	$0.20	$0.20	$0.20	$0.20
2018	$0.19	$0.19	$0.19	$0.19

On February 10, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2021.

Share Repurchases

During the years ended December 31, 2020, 2019, and 2018, 8.5 million, 26.9 million, and 20.2 million shares, respectively, have been repurchased for $217.4 million, $540.0 million, and $399.2 million, respectively, excluding commissions, at an average cost of $25.45, $20.07, and $19.81, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under the publicly announced authorizations. During the first quarter 2020, the Company temporarily paused and did not resume share repurchases under a publicly announced authorization through December 31, 2020. However, the Company has resumed share repurchases in the first quarter of 2021. As of December 31, 2020, $782.6 million remained available under the share repurchase authorization approved by the Company’s Board of Directors through December 31, 2021. The amounts included in the Common stock repurchased line in the Company’s Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and, to a lesser degree, the British pound, the Canadian dollar, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payment operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company has used derivatives to: (i) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2020, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness.

As described in Note 2, foreign currency cash flow hedges entered into on or after January 1, 2018 exclude time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into Revenues within the Company’s Consolidated Statements of Income. For foreign currency cash flow hedges entered into before January 1, 2018, all changes in the fair value of the excluded components were recognized immediately in Revenues.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2020 and 2019 were as follows (in millions):

December 31, 2020
Contracts designated as hedges:
Euro	$428.9
Canadian dollar	131.9
British pound	71.9
Australian dollar	58.3
Swiss franc	41.1
Japanese yen	36.6
Other (a)	29.5
Contracts not designated as hedges:
Euro	$533.0
British pound	153.9
Mexican peso	105.0
Indian rupee	81.0
Canadian dollar	71.5
Australian dollar	68.1
Japanese yen	39.6
Philippine peso	35.2
Russian ruble	31.2
Indonesian rupiah	29.1
Swedish krona	26.0
Other (a)	151.5

December 31, 2019
Contracts designated as hedges:
Euro	$391.9
Canadian dollar	99.0
British pound	57.2
Australian dollar	36.1
Swiss franc	28.9
Other (a)	50.9
Contracts not designated as hedges:
Euro	$289.0
Canadian dollar	110.3
British pound	78.1
Indian rupee	61.0
Mexican peso	52.3
Japanese yen	37.7
Australian dollar	35.2
Brazilian real	32.5
Other (a)	145.6
(a)	Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $311.9 million, $343.1 million, and $342.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, and were included in Revenues in the Company’s Consolidated Statements of Income. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the significant majority of these derivative contracts have a duration at inception of less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations for December 31, 2020 and 2019 was approximately $8.0 billion and $7.5 billion, respectively. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the Canadian dollar.

Interest Rate Hedging

Periodically, the Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term, variable-rate payments in order to manage its overall exposure to interest rate fluctuations. The Company designates these derivatives as fair value hedges. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within Borrowings in the Consolidated Balance Sheets. Interest expense in the Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

On November 15, 2019, the Company terminated its interest rate swaps designated as fair value hedges in connection with the repayment of $324.9 million of aggregate principal amount unsecured notes in the fourth quarter of 2019 and received cash of $0.9 million. Therefore, as of December 31, 2020 and 2019, the Company did not have any interest rate swaps designated as fair value hedges.

During the fourth quarter of 2020, the Company entered into two treasury locks to partially fix the treasury yield component associated with the refinance of unsecured senior notes set to expire in 2022. The notional amounts of these treasury locks were $100.0 million and $150.0 million and were designated as cash flow hedges at the time the agreements were executed.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2020	2019	Location	2020	2019
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$9.1	$21.0	Other liabilities	$24.9	$4.8
Interest rate cash flow hedges	Other assets	—	—	Other liabilities	0.1	—
Total derivatives designated as hedges		$9.1	$21.0		$25.0	$4.8
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$441.4	$182.0	Other liabilities	$402.5	$151.0
Foreign currency	Other assets	2.8	1.5	Other liabilities	2.8	3.7
Total derivatives not designated as hedges		$444.2	$183.5		$405.3	$154.7
Total derivatives		$453.3	$204.5		$430.3	$159.5
(a)	In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align with the performance in the underlying derivatives business.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2020 and 2019 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the	in the	in the
	Recognized	Consolidated	Consolidated	Consolidated
December 31, 2020	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$165.1	$—	$165.1	$(155.1)	$10.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	288.2
Total	$453.3

December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$95.3	$—	$95.3	$(74.7)	$20.6
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	109.2
Total	$204.5

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the	in the	in the
	Recognized	Consolidated	Consolidated	Consolidated
December 31, 2020	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$356.2	$—	$356.2	$(155.1)	$201.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.1
Total	$430.3

December 31, 2019
Derivatives subject to a master netting arrangement or similar agreement	$121.8	$—	$121.8	$(74.7)	$47.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	37.7
Total	$159.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement

Cash Flow and Fair Value Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the years ended December 31, 2020, 2019, and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Foreign currency derivatives (a)	$(26.3)	$2.0	$35.6
Interest rate derivatives	(0.1)	—	—
(a)	For the years ended December 31, 2020, 2019, and 2018, gains/(losses) of $0.3 million, $1.5 million, and $0.1 million, respectively, represent amounts excluded from the assessment of effectiveness that were recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amount of pre-tax net gains/(losses) from fair value and cash flow hedging relationships recognized in the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 (in millions):

	2020		2019		2018
		Interest		Interest		Interest
	Revenues	Expense	Revenues	Expense	Revenues	Expense
Total amounts presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$4,835.0	$(118.5)	$5,292.1	$(152.0)	$5,589.9	$(149.6)
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedges:
Interest rate derivatives:
Hedged items	—	—	—	(0.1)	—	0.6
Derivatives designated as hedging instruments	—	—	—	1.0	—	(1.6)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	1.2	—	14.2	—	(14.9)	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	10.4	—	11.5	—	4.3	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	2.9	—	7.5	—
Interest rate derivatives:
Losses reclassified from AOCL into earnings	—	(0.6)	—	—	—	(2.1)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Consolidated Statements of Income on derivatives for the years ended December 31, 2020, 2019, and 2018 (in millions):

		December 31,
Derivatives (a)	Location	2020	2019	2018
Foreign currency derivatives (b)	Selling, general, and administrative	$15.9	$23.9	$58.6
Foreign currency derivatives	Revenues	—	0.3	3.0
Foreign currency derivatives (c)	Other income, net	—	—	(1.8)
Total gain		$15.9	$24.2	$59.8
(a)	The Company uses foreign currency forward and option contracts as part of its Business Solutions payments operations. These derivative contracts are excluded from this table as they are managed as part of a broader currency portfolio that includes non-derivative currency exposures. The gains and losses on these derivatives are included as part of the broader disclosure of portfolio revenue for this business discussed above.
(b)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations, as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above, and included in Selling, general, and administrative in the Consolidated Statements of Income, were $(37.0) million, $(33.1) million, and $(52.3) million for the years ended December 31, 2020, 2019, and 2018, respectively.
(c)	All derivative contracts executed in the Company’s revenue hedging program prior to January 1, 2018 are not designated as hedges in the final month of the contract. The change in fair value in this final month was recorded to Revenues for the year ended December 31, 2018. The amount recorded to Other income, net for the year ended December 31, 2018 relates to losses on certain undesignated foreign currency derivative contracts that were recognized after the Company determined that certain forecasted transactions were no longer probable of occurring.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Based on December 31, 2020 foreign exchange rates, an accumulated other comprehensive pre-tax loss of $18.9 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

16. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2020	December 31, 2019
Commercial paper	$80.0	$245.0
Notes:
3.600% notes due 2022 (a)	500.0	500.0
4.250% notes due 2023 (a)	300.0	300.0
2.850% notes due 2025 (a)	500.0	500.0
6.200% notes due 2036 (a)	500.0	500.0
6.200% notes due 2040 (a)	250.0	250.0
Term loan facility borrowing (effective rate of 1.4%)	950.0	950.0
Total borrowings at par value	3,080.0	3,245.0
Debt issuance costs and unamortized discount, net	(12.8)	(15.7)
Total borrowings at carrying value (b)	$3,067.2	$3,229.3
(a)	The difference between the stated interest rate and the effective interest rate is not significant.
(b)	As of December 31, 2020, the Company’s weighted-average effective rate on total borrowings was approximately 3.5%.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the Company’s maturities of notes and term loan at par value as of December 31, 2020 (in millions):

Due within 1 year	$47.5
Due after 1 year through 2 years	547.5
Due after 2 years through 3 years	395.0
Due after 3 years through 4 years	760.0
Due after 4 years through 5 years	500.0
Due after 5 years	750.0

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility as defined below. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of December 31, 2020 had a weighted-average annual interest rate of approximately 0.3% and a weighted-average term of approximately 5 days. As of December 31, 2020 and 2019, the Company had $80.0 million and $245.0 million in commercial paper borrowings outstanding, respectively.

Revolving Credit Facility

On December 18, 2018, the Company entered into a credit agreement providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility (“Revolving Credit Facility”). On December 18, 2019, the Company extended the final maturity date of the Revolving Credit Facility to January 8, 2025. Consistent with the prior facility, and the Term Loan Facility, as described below, the Company is required to maintain compliance with a consolidated adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) interest coverage ratio covenant of greater than 3:1 for each period of four consecutive fiscal quarters. The Revolving Credit Facility supports borrowings under the Company’s commercial paper program.

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

As of December 31, 2020 and 2019, the Company had no outstanding borrowings under its Revolving Credit Facility.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Notes

On November 25, 2019, the Company issued $500.0 million of aggregate principal amount of unsecured notes due January 10, 2025 (“2025 Notes”). The Company used the net proceeds from the sale of the 2025 Notes to redeem the Company’s unsecured notes that were due on April 1, 2020 and for general corporate purposes. Interest with respect to the 2025 Notes is payable semi-annually in arrears on January 10 and July 10 of each year, beginning on July 10, 2020, based on the per annum rate of 2.850%. The interest rate payable on the 2025 Notes will be increased if the debt rating assigned to these notes is downgraded by an applicable credit rating agency, beginning at a downgrade below investment grade. However, in no event will the interest rate on the 2025 Notes exceed 4.850% per annum. The interest rate payable on the 2025 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 2.850% per annum. The Company may redeem the 2025 Notes, in whole or in part, at any time prior to December 10, 2024 at the greater of par or a price based on the applicable treasury rate plus 20 basis points. The Company may redeem the 2025 Notes at any time after December 10, 2024 at a price equal to par, plus accrued interest.

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

On March 15, 2017, the Company issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. On August 22, 2017, the Company issued an additional $100.0 million of aggregate principal amount of unsecured notes due March 15, 2022 for an aggregate principal total of $500.0 million of 3.600% unsecured notes (“2022 Notes”). The notes issued on August 22, 2017 are part of the same series and, accordingly, have the same terms and conditions as the notes issued on March 15, 2017; however, the notes issued on August 22, 2017 were issued at a premium of 101.783% and the Company received $1.57 million of accrued interest upon issuance. Interest with respect to the 2022 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017, based on the per annum rate of 3.600%. The interest rate payable on the 2022 Notes will be increased if the debt rating assigned to the note is downgraded by an applicable credit rating agency, beginning at a downgrade below investment

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grade. However, in no event will the interest rate on the 2022 Notes exceed 5.60% per annum. The interest rate payable on the 2022 Notes may also be adjusted downward for debt rating upgrades subsequent to any debt rating downgrades but may not be adjusted below 3.600% per annum. The Company may redeem the 2022 Notes at any time prior to February 15, 2022 at the greater of par or a price based on the applicable treasury rate plus 25 basis points. The Company may redeem the 2022 Notes at any time after February 15, 2022 at a price equal to par, plus accrued interest.

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

On March 30, 2010, the Company exchanged $303.7 million of aggregate principal amount of unsecured notes due November 17, 2011 for unsecured notes due April 1, 2020 (“2020 Notes”). Interest with respect to the 2020 Notes was payable semi-annually on April 1 and October 1 each year based on the fixed per annum rate of 5.253%. In connection with the exchange, note holders were given a 7% premium ($21.2 million), which approximated market value at the exchange date, as additional principal. As this transaction was accounted for as a debt modification, this premium was not charged to expense. Rather, the premium, along with the offsetting hedge accounting adjustments, was accreted into Interest expense over the life of the notes. On November 18, 2019, the Company announced a cash tender offer on the Company’s outstanding 2020 Notes. On November 25, 2019, the Company purchased the principal amount of $56.1 million, plus accrued interest, pursuant to the tender offer. On December 27, 2019, the Company redeemed the remaining principal amount of $268.8 million, plus accrued interest. The total premium paid to redeem the 2020 Notes was $3.1 million.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Stock-Based Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan (“2015 LTIP”), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards to employees and non-employee directors of the Company. Prior to this, equity-based awards were granted out of the 2006 Long-Term Incentive Plan (“2006 LTIP”). Shares available for grant under the 2015 LTIP were 21.1 million as of December 31, 2020.

Options granted under the 2015 LTIP and the 2006 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning 12 months after the date of grant, with the exception of options granted to retirement eligible employees, which generally will vest on a prorated basis, upon termination, and options granted to non-employee directors, which vest at grant. Compensation expense related to stock options is recognized over the requisite service period, which is the same as the vesting period.

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

The compensation committee of the Company’s Board of Directors has granted the Company’s executives and certain other key employees, excluding the CEO, long-term incentive awards under the 2015 LTIP, which consisted of 50% Financial PSUs (as defined below), 30% restricted stock unit awards, and 20% TSR PSUs (as defined below) in 2020 and 2019. The CEO received long-term incentive awards under the 2015 LTIP consisting of 50% Financial PSUs, 20% TSR PSUs, 20% stock option awards, and 10% restricted stock unit awards in 2020 and 2019. The compensation committee granted Senior Vice Presidents of the Company awards under the 2015 LTIP, which consisted of 50% Financial PSUs and 50% restricted stock unit awards in 2020 and 2019. The compensation committee granted certain other non-executive employees of the Company participating in the 2015 LTIP annual equity grants consisting of restricted stock unit awards in 2020 and 2019 as well as Financial PSUs in 2020.

The performance-based restricted stock units granted to the Company’s executives in 2020 are restricted stock units and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain financial objectives over a three-year cumulative performance period (2020 through 2022) (“Financial PSUs”). Beginning with awards granted in February 2019, Financial PSUs accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. The second award consists of performance-based restricted stock units with a market condition tied to the Company’s total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period (2020 through 2022) (“TSR PSUs”). Both of these awards will vest 100% on the third anniversary of the grant date, contingent upon threshold market and financial performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for awards in 2020 and 2019 range from 0% up to 200% of the target number of stock units granted, contingent upon actual financial and total shareholder return performance results. The grant date fair value of all performance-based restricted stock units is fixed and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the Financial PSUs is measured with a

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

methodology similar to that used to value the restricted stock units discussed above, while the fair value of the TSR PSUs is determined using the Monte-Carlo simulation model. Unlike the Financial PSUs, compensation costs related to the TSR PSUs are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

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

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2020 was as follows (options and aggregate intrinsic value in millions):

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding as of January 1	4.5	$18.31
Granted	0.5	$26.20
Exercised	(0.1)	$18.76
Cancelled/forfeited	—	$—
Outstanding as of December 31	4.9	$19.11	5.4	$15.9
Options exercisable as of December 31	3.7	$18.38	4.6	$13.6

The Company received $2.2 million, $36.7 million, and $10.1 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2020, 2019, and 2018, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2020, 2019, and 2018 from stock option exercises of $0.2 million, $2.4 million, and $0.6 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $0.8 million, $11.6 million, and $3.1 million, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2020 was as follows (units in millions):

		Weighted-Average
	Units	Grant-Date Fair Value
Non-vested as of January 1	7.1	$17.92
Granted	2.8	$25.35
Vested	(2.4)	$17.86
Forfeited	(0.6)	$18.83
Non-vested as of December 31	6.9	$20.88

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Expense

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units for the years ended December 31, 2020, 2019, and 2018 (in millions, except per share data):

	2020	2019	2018
Stock-based compensation expense	$(41.7)	$(48.9)	$(47.7)
Income tax benefit from stock-based compensation expense	6.9	8.5	8.3
Net income impact	$(34.8)	$(40.4)	$(39.4)
Earnings per share impact:
Basic and diluted	$(0.08)	$(0.09)	$(0.09)

As of December 31, 2020, there was $1.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.7 years, and there was $62.0 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Stock options granted:
Weighted-average risk-free interest rate	1.5%	2.5%	2.8%
Weighted-average dividend yield	4.0%	4.2%	3.9%
Volatility	25.2%	22.8%	26.3%
Expected term (in years)	7.12	7.05	6.05
Weighted-average grant date fair value	$3.96	$2.56	$3.66

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

Expected volatility - For the Company’s CEO and non-employee directors, the Company used a blend of implied and historical volatility, which was calculated using the market price of traded options on Western Union’s common stock and the historical volatility of Western Union stock data. There were no options granted to non-executive employees in 2020, 2019, or 2018.

Expected term - For both 2020 and 2019, the expected term for the CEO and non-employee director grants was approximately seven years and eight years, respectively. For 2018, the expected term for the CEO and non-employee director grants was approximately six years and seven years, respectively. The Company’s expected term for options was based upon, among other things, historical exercises, the vesting term of the Company’s options, and the options’ contractual term of 10 years.

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. The Company includes Digital Money Transfer transactions in its regions, including transactions from the Company’s arrangements with financial institutions and other third parties to enable such entities to offer money transfer services to their own customers under their brands. By means of common processes and systems, these regions, including Digital Money Transfer transactions, create one interconnected global network for consumer transactions, thereby constituting one Consumer-to-Consumer money transfer business and one operating segment.

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 5.

The Company’s segments are reviewed separately below because each segment represents a strategic business unit that offers different products and serves different markets. The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

●	The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
●	Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.
●	As described in Note 4, on August 1, 2019, the Company’s Board of Directors approved an overall plan to change the Company’s operating model and improve its business processes and cost structure by reducing its headcount and consolidating various facilities. For the years ended December 31, 2020 and 2019, the Company incurred $36.8 million and $115.5 million, respectively, related to this plan. While certain of these expenses may be identifiable to the Company’s segments, primarily the Company’s Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●	The CODM does not review total assets by segment for purposes of assessing segment performance and allocating resources. As such, the disclosure of total assets by segment has not been included below.
●	All items not included in operating income are excluded from the segments.

The following tables present the Company’s segment results for the years ended December 31, 2020, 2019, and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Consumer-to-Consumer	$4,220.0	$4,407.8	$4,453.6
Business Solutions	356.1	388.8	386.8
Other (a)	258.9	495.5	749.5
Total consolidated revenues	$4,835.0	$5,292.1	$5,589.9
Operating income:
Consumer-to-Consumer	$924.7	$975.4	$1,048.2
Business Solutions	24.4	46.8	23.4
Other (a)	55.0	27.3	50.5
Total segment operating income (b)	1,004.1	1,049.5	1,122.1
Restructuring-related expenses (Note 4)	(36.8)	(115.5)	—
Total consolidated operating income	$967.3	$934.0	$1,122.1
(a)	Other primarily consists of the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payments services, as discussed in Note 5. Speedpay revenues included in the Company’s results were $125.4 million and $352.0 million for the years ended December 31, 2019 and 2018, respectively. Speedpay direct operating expenses were $98.2 million and $251.2 million for the years ended December 31, 2019 and 2018, respectively. Paymap revenues included in the Company’s results were $5.3 million and $16.2 million for the years ended December 31, 2019 and 2018, respectively. Paymap direct operating expenses were $2.2 million and $6.7 million for the years ended December 31, 2019 and 2018, respectively.
(b)	In the first quarter of 2020, the Company changed its expense allocation method so that its corporate data center and network engineering information technology expenses are allocated based on a percentage of relative revenue. In 2019, these costs had been allocated based in part on a percentage of relative transactions. The Company believes that an allocation method based fully on relative revenue presents a more representative view of segment profitability, as certain of the Company’s services, particularly some of its bill payment services and its money order services, have much lower revenues per transaction than the Company’s other services. Further, these technology expenses are becoming increasingly based on data storage utilized and less based on the number of transactions processed. For the year ended December 31, 2019, this change would have decreased Consumer-to-Consumer operating income and increased Other operating income by $49.6 million. Business Solutions was not materially impacted by the change in the allocation method.

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization:
Consumer-to-Consumer	$178.5	$194.5	$189.9
Business Solutions	36.1	39.6	41.9
Other	11.0	23.6	32.9
Total consolidated depreciation and amortization	$225.6	$257.7	$264.7

Capital expenditures:
Consumer-to-Consumer	$133.5	$97.0	$273.8
Business Solutions	10.3	7.7	11.9
Other	13.0	23.0	53.3
Total capital expenditures	$156.8	$127.7	$339.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The geographic split of revenue below for the Consumer-to-Consumer and Business Solutions segments and Other is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of property and equipment, net, are presented based upon the location of the assets.

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, each individual agent or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Revenue:
United States	$1,678.4	$1,896.1	$2,126.2
International	3,156.6	3,396.0	3,463.7
Total	$4,835.0	$5,292.1	$5,589.9
Long-lived assets:
United States (a)	$100.4	$173.7	$207.4
International	50.0	62.5	63.0
Total	$150.4	$236.2	$270.4
(a)	Assets held for sale of $49.3 million, which primarily consisted of the Company’s former headquarters, were included in Other assets as of December 31, 2019 in the Company’s Consolidated Balance Sheets. In 2020, the Company sold its former corporate headquarters and other property and recorded an immaterial gain on the sales.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2020 and 2019 and Condensed Statements of Income and Comprehensive Income and Condensed Statements of Cash Flows for each of the three years in the period ended December 31, 2020.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$2.1	$4.0
Property and equipment, net of accumulated depreciation of $37.0 and $24.8, respectively	54.0	68.5
Other assets	96.2	147.3
Investment in subsidiaries	5,661.3	5,886.9
Total assets	$5,813.6	$6,106.7

Liabilities and stockholders’ equity/(deficit)
Liabilities:
Accounts payable and accrued liabilities	$53.0	$58.0
Income taxes payable	551.5	680.4
Payable to subsidiaries, net	1,852.6	2,070.1
Borrowings	3,067.2	3,229.3
Other liabilities	102.7	108.4
Total liabilities	5,627.0	6,146.2
Stockholders’ equity/(deficit):
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 411.2 shares and 418.0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4.1	4.2
Capital surplus	885.1	841.2
Accumulated deficit	(543.1)	(675.9)
Accumulated other comprehensive loss	(159.5)	(209.0)
Total stockholders’ equity/(deficit)	186.6	(39.5)
Total liabilities and stockholders’ equity/(deficit)	$5,813.6	$6,106.7

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(PARENT COMPANY ONLY)

(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Gain on divestitures of businesses (Note 4)	—	524.6	—
Interest income	—	—	—
Interest expense	(158.5)	(181.5)	(197.6)
Other income/(expense)	3.6	2.7	(1.0)
Income/(loss) before equity in earnings of affiliates and income taxes	(154.9)	345.8	(198.6)
Equity in earnings of affiliates, net of tax	861.7	827.3	997.2
Income tax (expense)/benefit	37.5	(114.8)	53.3
Net income	744.3	1,058.3	851.9
Other comprehensive income, net of tax	0.4	0.2	1.6
Other comprehensive income of affiliates, net of tax	49.1	21.8	26.7
Comprehensive income	$793.8	$1,080.3	$880.2

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$(79.0)	$103.1	$539.1
Cash flows from investing activities
Purchases of property and equipment and other	(1.0)	(9.9)	(78.9)
Proceeds from the sale of former corporate headquarters (Note 4)	43.6	—	—
Proceeds from divestitures of businesses, net of cash divested (Note 4)	—	711.7	—
Distributions received from/(capital contributed to) subsidiaries, net	(329.4)	74.0	(456.3)
Other investing activities	(2.1)	—	—
Net cash provided by/(used in) investing activities	(288.9)	775.8	(535.2)
Cash flows from financing activities
Advances from subsidiaries, net	1,139.5	194.0	345.5
Net (repayments of)/proceeds from commercial paper	(165.0)	120.0	125.0
Net proceeds from issuance of borrowings	—	495.9	685.4
Principal payments on borrowings	—	(824.9)	(414.4)
Proceeds from exercise of options and other	2.2	33.3	7.9
Cash dividends and dividend equivalents paid	(370.3)	(340.8)	(341.7)
Common stock repurchased	(239.7)	(552.6)	(412.4)
Other financing activities	(0.7)	—	—
Net cash provided by/(used in) financing activities	366.0	(875.1)	(4.7)
Net change in cash and cash equivalents	(1.9)	3.8	(0.8)
Cash and cash equivalents at beginning of year	4.0	0.2	1.0
Cash and cash equivalents at end of year	$2.1	$4.0	$0.2
Supplemental cash flow information:
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$1,364.4	$—	$2,256.1
Cash paid for lease liabilities	$20.7	$17.0	$—
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	$1.5	$124.8	$—

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $680 million as of December 31, 2020 constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent’s subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

3. Related Party Transactions

The Parent enters into contracts with third-party vendors on behalf of its subsidiaries. Because the Parent is a holding company, as noted above, these corporate costs are incurred by the Parent, and the expenses are then allocated to its subsidiaries based primarily on the subsidiaries’ percentage of revenues compared to total revenues.

All transactions described below are with subsidiaries of the Parent. The Parent has issued multiple promissory notes payable to its 100% owned subsidiary, First Financial Management Corporation, in exchange for funds distributed to the Parent. All notes pay interest at a fixed rate, may be repaid at any time without penalty, and are included within Payable to subsidiaries, net in the Condensed Balance Sheets. These promissory notes are as follows:

	Amount		Interest Rate
Date Issued	(in millions)	Due Date	(per annum)
April 1, 2018 (a)	$273.0	December 31, 2020	2.12%
June 1, 2018 (b)	$229.6	February 28, 2021	2.34%
October 1, 2019 (b)	$162.8	June 30, 2022	1.69%
December 1, 2019 (b)	$67.4	August 31, 2022	1.61%
December 1, 2020 (b)	$93.3	August 31, 2023	0.15%
(a)	On January 1, 2021, this note was refinanced for a note payable in the amount of $289.0 million that is due September 30, 2023 and bears interest at a rate of 0.14% per annum.
(b)	This note refinanced a note originally issued on a prior date.

On November 8, 2015, the Parent entered into a Revolving Credit Facility agreement (the “Revolver”) with its 100% owned subsidiary, RII Holdings, Inc., which expires on November 8, 2035, providing for unsecured financing facilities in an aggregate amount of $3.0 billion. As of December 31, 2020 and 2019, borrowings outstanding under the Revolver were $620.3 million and $993.6 million, respectively. The interest rate applicable for outstanding borrowings under the Revolver is the six-month LIBOR rate set on the first day of the calendar year, which was 0.26% and 1.91% as of December 31, 2020 and 2019, respectively. Outstanding borrowings under the Revolver are included within Payable to subsidiaries, net in the Condensed Balance Sheets as of December 31, 2020 and 2019. During the years ended December 31, 2020 and 2018, a portion of the outstanding balances were repaid by means of non-cash distributions by the Parent’s subsidiaries.

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

4. Divestitures of Businesses

On February 28, 2019, the Parent entered into an agreement with ACI to sell its United States electronic bill payments business known as Speedpay. The Parent received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million, which is included in Gain on divestitures of businesses in the Condensed Statements of Income and Comprehensive Income, in the all-cash transaction that closed on May 9, 2019.

On May 6, 2019, the Parent completed the sale of Paymap, which provides electronic mortgage bill payment services, for contingent consideration and immaterial cash proceeds received at closing. The Parent recorded an immaterial pre-tax gain related to this sale during 2019.

In 2020, the Parent sold its former corporate headquarters and recorded an immaterial pre-tax gain on the sale. The proceeds from this sale have been included in Cash flows from investing activities within the Parent’s Condensed Statements of Cash Flows for the year ended December 31, 2020.

5. Commitments and Contingencies

The Parent had approximately $180 million in outstanding letters of credit and bank guarantees as of December 31, 2020 primarily held in connection with certain agent agreements. The significant majority of the Parent’s letters of credit and bank guarantees have a one-year renewal option, which the Parent expects to renew prior to expiration in most circumstances.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

6. Leases

The Parent leases real properties primarily for use as administrative and sales offices, in addition to transportation and other equipment. The Parent determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Parent is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Operating lease ROU assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and variable non-lease components within the Parent’s lease agreements are accounted for separately. The Parent has no material leases in which the Parent is the lessor.

The Parent’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2020 and 2019, the total ROU assets were $63.1 million and $66.5 million, respectively, and lease liabilities were $100.1 million and $105.7 million, respectively. The ROU assets and operating lease liabilities were included in Other assets and Other liabilities, respectively, in the Parent’s Condensed Balance Sheets. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Parent’s Condensed Statements of Cash Flows. Short-term and variable lease costs were not material for the years ended December 31, 2020 and 2019.

The Parent’s leases have remaining terms from 3 years to 10 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Parent the right to extend the lease by up to 10 years. However, these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	9.5	10.5
Weighted-average discount rate	5.5%	5.7%

The following table represents maturities of operating lease liabilities as of December 31, 2020 (in millions):

Due within 1 year	$14.6
Due after 1 year through 2 years	14.8
Due after 2 years through 3 years	14.1
Due after 3 years through 4 years	13.0
Due after 4 years through 5 years	12.7
Due after 5 years	61.0
Total lease payments	130.2
Less imputed interest	(30.1)
Total operating lease liabilities	$100.1

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2020, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

On August 1, 2019, our Board of Directors approved a restructuring plan to change our operating model and improve our cost structure by reducing our headcount and transitioning certain technology functions to existing Company facilities and third-party providers. Accordingly, we have experienced and may continue to experience significant turnover in these functions during the duration of these transition activities. Management believes it is taking the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change.

There were no other changes that occurred during our most recently completed fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10-K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2021 annual meeting of stockholders.

Code of Ethics

The Company’s Directors’ Code of Conduct, Code of Ethics for Senior Financial Officers, Reporting Procedure for Accounting and Auditing Concerns, Attorneys’ Professional Conduct Policy, and the Code of Conduct are available without charge through the “Corporate Governance” portion of the Company’s website, www.westernunion.com, or by writing to the attention of: Investor Relations, The Western Union Company, 7001 East Belleview Avenue, Denver, Colorado 80237. In the event of an amendment to, or a waiver from, the Company’s Code of Ethics for Senior Financial Officers, the Company intends to post such information on its website, www.westernunion.com.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2021 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” and “Certain Transactions and Other Matters” of our definitive proxy statement for the 2021 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2021 annual meeting of stockholders.

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

3.2

By-Laws of The Western Union Company, as amended on December 11, 2020 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 11, 2020 and incorporated herein by reference thereto).

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 20, 2020 and incorporated herein by reference thereto).

4.2

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

4.5	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.6	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2010 and incorporated herein by reference thereto).

4.7	Form of 3.600% Note due 2022 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2017 and incorporated herein by reference thereto).

4.8	Form of 3.600% Note due 2022 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2017 and incorporated herein by reference thereto).

4.9	Form of 4.250% Note due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2018 and incorporated herein by reference thereto).

4.10	Form of 2.850% Note due 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2019 and incorporated herein by reference thereto).

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

10.2

Letter Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of May 11, 2020, among The Western Union Company, the banks, financial institutions and other institutional lenders party thereto as Banks, and Citibank, N.A., as administrative agent for the Banks (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2020 and incorporated herein by reference thereto).

10.3

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

10.4

Letter Amendment No. 1 to the Amended and Restated Term Loan Agreement, dated as of May 11, 2020, among The Western Union Company, the banks, financial institutions and other institutional lenders party thereto as Banks, and Bank of America, N.A., as administrative agent for the Banks (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2020 and incorporated herein by reference thereto).

10.5

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (file no. 001-32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.6

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

10.11

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

10.17

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

10.19

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

10.21

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

10.24

The Western Union Company 2015 Long-Term Incentive Plan, as amended and restated on February 21, 2018 (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 22, 2018 and incorporated herein by reference thereto).*

10.25

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

10.27

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

10.29

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.30

Form of Performance-Based Restricted Stock Unit Award Notice and Agreement for Section 16 Officers (Austria) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.31

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

10.34

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.35

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

10.36

Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.37

Consent to the Assessment of Civil Money Penalty dated January 19, 2017 by and between Western Union Financial Services, Inc. and the Financial Crimes Enforcement Network of the United States Department of Treasury (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 20, 2017 and incorporated herein by reference thereto).

10.38

Form of Nonqualified Stock Option Grant Award Agreement for Non-U.S. Section 16 Officer under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.39

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.40

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.41

Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.42

Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.43

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.44

Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.45

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.46

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.47

Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.48

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019 and incorporated herein by reference thereto).*

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

The Western Union Company (Registrant)

February 19, 2021	By:	/S/ HIKMET ERSEK
Hikmet Ersek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hikmet Ersek	President, Chief Executive Officer, and Director (Principal	February 19, 2021
Hikmet Ersek	Executive Officer)

/s/ Raj Agrawal	Chief Financial Officer (Principal Financial Officer)	February 19, 2021
Raj Agrawal

/s/ Mark Hinsey	Chief Accounting Officer and Controller	February 19, 2021
Mark Hinsey	(Principal Accounting Officer)

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 19, 2021
Jeffrey A. Joerres

/s/ Martin I. Cole	Director	February 19, 2021
Martin I. Cole

/s/ Richard A. Goodman	Director	February 19, 2021
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 19, 2021
Betsy D. Holden

/s/ Michael A. Miles, Jr.	Director	February 19, 2021
Michael A. Miles, Jr.

/s/ Timothy P. Murphy	Director	February 19, 2021
Timothy P. Murphy

/s/ Joyce A. Phillips	Director	February 19, 2021
Joyce A. Phillips

/s/ Jan Siegmund	Director	February 19, 2021
Jan Siegmund

/s/ Angela A. Sun	Director	February 19, 2021
Angela A. Sun

/s/ Solomon D. Trujillo	Director	February 19, 2021
Solomon D. Trujillo