Form 10-Q
period 2021-03-31
Western Union CO
filed 2021-05-04
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of April 30, 2021, 409,252,217 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$1,210.0	$1,190.0
Expenses:
Cost of services	706.0	683.4
Selling, general, and administrative	271.2	273.4
Total expenses	977.2	956.8
Operating income	232.8	233.2
Other income/(expense):
Interest income	0.4	1.6
Interest expense	(28.4)	(32.9)
Other expense, net	(1.9)	—
Total other expense, net	(29.9)	(31.3)
Income before income taxes	202.9	201.9
Provision for income taxes	21.1	25.2
Net income	$181.8	$176.7
Earnings per share:
Basic	$0.44	$0.43
Diluted	$0.44	$0.42
Weighted-average shares outstanding:
Basic	411.7	414.3
Diluted	414.3	418.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2021	2020
Net income	$181.8	$176.7
Other comprehensive income, net of reclassifications and tax (Note 10):
Unrealized gains/(losses) on investment securities	(13.0)	5.7
Unrealized gains on hedging activities	28.9	20.7
Defined benefit pension plan adjustments	2.5	2.3
Total other comprehensive income	18.4	28.7
Comprehensive income	$200.2	$205.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$1,502.6	$1,428.2
Settlement assets	3,638.2	3,821.4
Property and equipment, net of accumulated depreciation of $665.7 and $659.9, respectively	144.9	150.4
Goodwill	2,566.6	2,566.6
Other intangible assets, net of accumulated amortization of $1,064.7 and $1,044.6, respectively	523.0	505.0
Other assets	905.7	1,024.7
Total assets	$9,281.0	$9,496.3
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$513.3	$500.9
Settlement obligations	3,638.2	3,821.4
Income taxes payable	933.1	928.9
Deferred tax liability, net	187.2	188.9
Borrowings	3,230.5	3,067.2
Other liabilities	559.9	802.4
Total liabilities	9,062.2	9,309.7

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 409.8 shares and 411.2 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4.1	4.1
Capital surplus	904.0	885.1
Accumulated deficit	(548.2)	(543.1)
Accumulated other comprehensive loss	(141.1)	(159.5)
Total stockholders' equity	218.8	186.6
Total liabilities and stockholders' equity	$9,281.0	$9,496.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$181.8	$176.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12.8	16.5
Amortization	40.6	41.7
Other non-cash items, net	30.3	20.8
Increase/(decrease) in cash resulting from changes in:
Other assets	(46.9)	(23.1)
Accounts payable and accrued liabilities	(35.8)	(109.3)
Income taxes payable	5.5	(2.8)
Other liabilities	(12.5)	(8.1)
Net cash provided by operating activities	175.8	112.4
Cash flows from investing activities
Payments for capitalized contract costs	(78.3)	(21.5)
Payments for internal use software	(9.9)	(7.9)
Purchases of property and equipment	(8.7)	(6.3)
Proceeds from the sale of former corporate headquarters	—	44.2
Purchases of non-settlement related investments	(0.9)	—
Proceeds from maturity of non-settlement related investments	0.5	0.3
Other investing activities	1.1	—
Net cash (used in)/provided by investing activities	(96.2)	8.8
Cash flows from financing activities
Cash dividends and dividend equivalents paid	(96.7)	(92.4)
Common stock repurchased (Note 10)	(84.5)	(237.1)
Net repayments of commercial paper	(80.0)	(160.0)
Net proceeds from issuance of borrowings	892.6	—
Principal payments on borrowings	(650.0)	—
Proceeds from exercise of options	8.1	1.0
Other financing activities	0.1	(0.7)
Net cash used in financing activities	(10.4)	(489.2)
Net change in cash, cash equivalents, and restricted cash	69.2	(368.0)
Cash, cash equivalents, and restricted cash at beginning of period	1,447.4	1,456.8
Cash, cash equivalents, and restricted cash at end of period	$1,516.6	$1,088.8
Supplemental cash flow information:
Interest paid	$19.6	$18.2
Income taxes paid	$15.0	$23.1
Restricted cash at end of period (included in Other assets)	$14.0	$16.0
Internal use software capitalized but not yet paid	$42.0	$4.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2020	411.2	$4.1	$885.1	$(543.1)	$(159.5)	$186.6
Net income	—	—	—	181.8	—	181.8
Stock-based compensation	—	—	10.8	—	—	10.8
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(97.9)	—	(97.9)
Repurchase and retirement of common shares	(3.7)	—	—	(89.0)	—	(89.0)
Shares issued under stock-based compensation plans	2.3	—	8.1	—	—	8.1
Other comprehensive income (Note 10)	—	—	—	—	18.4	18.4
Balance, March 31, 2021	409.8	$4.1	$904.0	$(548.2)	$(141.1)	$218.8

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2019	418.0	$4.2	$841.2	$(675.9)	$(209.0)	$(39.5)
Adoption of new accounting pronouncement (Note 1)	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	176.7	—	176.7
Stock-based compensation	—	—	12.5	—	—	12.5
Common stock dividends and dividend equivalents declared ($0.225 per share)	—	—	—	(93.3)	—	(93.3)
Repurchase and retirement of common shares	(9.2)	(0.1)	—	(235.1)	—	(235.2)
Shares issued under stock-based compensation plans	2.1	—	1.0	—	—	1.0
Other comprehensive income (Note 10)	—	—	—	—	28.7	28.7
Balance, March 31, 2020	410.9	$4.1	$854.7	$(828.2)	$(180.3)	$(149.7)

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business

The Western Union Company ("Western Union" or the "Company") is a leader in global money movement and payment services, providing people and businesses with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories and also through money transfer transactions conducted and funded through websites and mobile applications marketed under the Company’s brands (“westernunion.com”) and transactions initiated on internet and mobile applications hosted by the Company’s third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”). Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

●	Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers which are sent from retail agent locations worldwide or through websites and mobile devices, including Digital Money Transfer services. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
●	Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of March 31, 2021 and December 31, 2020 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2021 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted a new accounting standard that requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Additionally, the standard requires certain credit losses relating to investment securities classified as available-for-sale to be recorded through an allowance for credit losses. The Company recognized the cumulative effect of the new accounting standard as an adjustment to the January 1, 2020 balance of Accumulated deficit in the Condensed Consolidated Balance Sheets, and the adoption of the new accounting standard did not have a material impact on the Company’s January 1, 2020 accumulated deficit. Refer to Note 9 for additional information and the related disclosures.

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

The Company recognized $1,166.3 million and $1,122.6 million in revenues from contracts with customers for the three months ended March 31, 2021 and 2020, respectively. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which are primarily offered

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to- Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payments and other services are not included in the Company’s segments and are reported as Other. See Note 15 for further information on the Company’s segments.

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

Consumer Bill Payments and Other

The Company offers bill payments and other services that vary by contractual features, including the types and amounts of fixed charges and with respect to how fees are billed and collected. The identification of the contract with the customer for revenue recognition purposes is consistent with these features for each of the Company’s bill payment and other services. As with consumer money transfers, customers engage the Company to perform one integrated service — collect money from the consumer and process the transaction, thereby providing billers with real-time or near real-time information regarding consumer payments and simplifying the billers’ collection efforts.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Management has determined that the substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three months ended March 31, 2021 and 2020 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended March 31, 2021
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$386.6	$21.2	$18.6	$14.5	$440.9
Europe and Russia/CIS	338.7	34.3	1.1	0.4	374.5
Middle East, Africa, and South Asia	159.7	0.5	0.1	—	160.3
Latin America and the Caribbean	86.7	0.8	17.7	1.8	107.0
East Asia and Oceania	66.7	16.6	0.3	—	83.6
Revenues from contracts with customers	$1,038.4	$73.4	$37.8	$16.7	$1,166.3
Other revenues (a)	12.5	23.1	3.0	5.1	43.7
Total revenues	$1,050.9	$96.5	$40.8	$21.8	$1,210.0

	Three Months Ended March 31, 2020
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$384.8	$22.2	$22.7	$14.4	$444.1
Europe and Russia/CIS	300.9	31.5	0.8	0.7	333.9
Middle East, Africa, and South Asia	156.9	0.5	0.1	—	157.5
Latin America and the Caribbean	84.4	0.6	23.8	2.1	110.9
East Asia and Oceania	59.1	16.8	0.3	—	76.2
Revenues from contracts with customers	$986.1	$71.6	$47.7	$17.2	$1,122.6
Other revenues (a)	29.3	26.8	5.3	6.0	67.4
Total revenues	$1,015.4	$98.4	$53.0	$23.2	$1,190.0

(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

restricted stock and options per unit were above the Company’s average share price during the periods and their effect was anti-dilutive, were 1.4 million and 1.1 million for the three months ended March 31, 2021 and 2020, respectively.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended
	March 31,
	2021	2020
Basic weighted-average shares outstanding	411.7	414.3
Common stock equivalents	2.6	4.0
Diluted weighted-average shares outstanding	414.3	418.3

4. Investment Activities

On November 21, 2020, the Company entered into an agreement to acquire an ownership interest in Saudi Digital Payments Company (“stc pay”), a subsidiary of Saudi Telecom Company and one of the Company’s Consumer-to- Consumer digital white label partners. Under the terms of the agreement, the Company has agreed to invest up to approximately $200 million for up to a 15% investment in stc pay, and this transaction is expected to close in the second quarter of 2021. In conjunction with the transaction, the Company and stc pay have also agreed to extend and expand the terms of their commercial agreement.

The Company expects to measure this investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments in stc pay.

On April 12, 2021, the Company sold a substantial majority of the shares it held as a minority investor in a private company for cash proceeds of $50.9 million. The Company recorded a gain of approximately $48 million within Other income/(expense), net in the second quarter of 2021. The Company will continue to measure the retained portion of this investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments.

5. Restructuring-Related Expenses

During the three months ended March 31, 2020, the Company incurred $10.5 million of expenses related to a restructuring initiative approved by the Company’s Board of Directors on August 1, 2019. All expenses for this initiative had been incurred as of December 31, 2020, and substantially all have been and will continue to be paid in cash. For the three months ended March 31, 2020, $0.9 million and $9.6 million of these expenses were included in Cost of services and Selling, general, and administrative, respectively, in the Condensed Consolidated Statements of Income. While certain of the expenses may be identifiable to the Company’s segments, primarily to the Company’s Consumer-to-Consumer segment, the expenses are excluded from the Company’s segment operating income results as they are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future.

As of March 31, 2021 and December 31, 2020, the total restructuring-related accrual was $14.5 million and $26.2 million, respectively. These amounts are included in Accounts payable and accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
March 31, 2021	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$15.7	$—	$15.7
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,272.5	1,272.5
State and municipal variable-rate demand notes	—	231.5	231.5
Corporate debt securities	—	52.6	52.6
United States government agency mortgage-backed securities	—	48.3	48.3
Other assets:
Derivatives	—	323.5	323.5
Total assets	$15.7	$1,928.4	$1,944.1
Liabilities:
Other liabilities:
Derivatives	$—	$270.3	$270.3
Total liabilities	$—	$270.3	$270.3

	Fair Value Measurement Using		Total
December 31, 2020	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$13.1	$—	$13.1
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,303.9	1,303.9
State and municipal variable-rate demand notes	—	562.1	562.1
Corporate and other debt securities	—	72.8	72.8
United States government agency mortgage-backed securities	—	51.8	51.8
Other assets:
Derivatives	—	453.3	453.3
Total assets	$13.1	$2,443.9	$2,457.0
Liabilities:
Other liabilities:
Derivatives	$—	$430.3	$430.3
Total liabilities	$—	$430.3	$430.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

There were no material, non-recurring fair value adjustments or transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2021 and 2020.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of March 31, 2021, the carrying value and fair value of the Company’s borrowings were $3,230.5 million and $3,450.6 million, respectively (see Note 12). As of December 31, 2020, the carrying value and fair value of the Company’s borrowings were $3,067.2 million and $3,348.0 million, respectively.

7. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $430 million in outstanding letters of credit and bank guarantees as of March 31, 2021 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The Company expects to renew its letters of credit and bank guarantees prior to expiration in most circumstances.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of March 31, 2021. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

On August 1, 2019, Mr. Lieblein made a written demand on the Company’s Board of Directors to investigate and address alleged misconduct related to the Company’s anti-fraud and anti-money laundering (“AML”) compliance programs, including certain alleged misconduct at issue in the consolidated derivative action. The Company’s Board of Directors formed a special committee to evaluate Mr. Lieblein’s demand together with a related shareholder demand (the “Demand Letters”), and the special committee’s investigation was still ongoing at the time Mr. Lieblein filed the Delaware Complaint. Mr. Lieblein alleges that he filed the Delaware Complaint prior to the completion of the special committee’s investigation because of concerns regarding the statute of limitations on some of the claims asserted. Mr. Lieblein agreed to stay the action until December 31, 2020, pending completion of the special committee’s investigation. Within 60 days after December 31, 2020, Mr. Lieblein was required either to specify whether the Delaware Complaint will serve as the operative complaint in the action or file an amended complaint.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On February 25, 2021, Mr. Lieblein filed a Stipulation and Proposed Order Regarding Voluntary Dismissal of the Delaware Complaint. The Delaware Court of Chancery reviewed and entered the Proposed Order on the same day. The Delaware Complaint and the associated action therefore has been dismissed and is now over. The dismissal is with prejudice as to Mr. Lieblein, the named plaintiff, only. The Company will oppose any future action by the other shareholders who sent the Demand Letters.

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

8. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2021 and 2020 totaled $13.2 million and $12.6 million, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

March 31, 2021
Settlement assets:
Cash and cash equivalents	$764.0
Receivables from agents, Business Solutions customers, and others	1,323.9
Less: Allowance for credit losses	(54.6)
Receivables from agents, Business Solutions customers, and others, net	1,269.3
Investment securities	1,604.9
Total settlement assets	$3,638.2
Settlement obligations:
Money transfer, money order, and payment service payables	$2,872.6
Payables to agents	765.6
Total settlement obligations	$3,638.2

December 31, 2020
Settlement assets:
Cash and cash equivalents	$695.7
Receivables from agents, Business Solutions customers, and others	1,188.3
Less: Allowance for credit losses	(53.2)
Receivables from agents, Business Solutions customers, and others, net	1,135.1
Investment securities	1,990.6
Total settlement assets	$3,821.4
Settlement obligations:
Money transfer, money order, and payment service payables	$2,902.9
Payables to agents	918.5
Total settlement obligations	$3,821.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,184.0 million and $1,081.2 million as of March 31, 2021 and December 31, 2020, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $85.3 million and $53.9 million as of March 31, 2021 and December 31, 2020, respectively. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days. To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company estimates the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions. Given the short-term nature of these receivables, the Company does not expect the impact of forecasted economic conditions on its allowance for credit losses to be significant. The Company has estimated credit losses based on information known as of March 31, 2021.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers for the three months ended March 31, 2021 and 2020 (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2021	$49.3	$3.9
Current period provision for expected credit losses (a)	2.3	1.5
Write-offs charged against the allowance	(3.3)	(0.4)
Recoveries of amounts previously written off	1.9	—
Impacts of foreign currency exchange rates and other	(0.5)	(0.1)
Allowance for credit losses as of March 31, 2021	$49.7	$4.9

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2020	$20.4	$4.5
Current period provision for expected credit losses (a)	8.1	0.2
Write-offs charged against the allowance	(1.7)	(1.0)
Recoveries of amounts previously written off	0.3	—
Impacts of foreign currency exchange rates and other	(1.2)	—
Allowance for credit losses as of March 31, 2020	$25.9	$3.7
(a)	Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit related. For the three months ended March 31, 2021 and 2020, the Company recognized $13.7 million and $9.2 million, respectively, of losses that were not credit related.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In addition, from time to time, the Company has made advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, amounts advanced to agents were $140.0 million and $135.9 million, respectively, and the related allowances for credit losses were immaterial.

Investment Securities

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. The Company’s provision for credit losses on its available-for-sale securities during the three months ended March 31, 2021 and 2020 and the related allowance for credit losses as of March 31, 2021 and December 31, 2020 were immaterial.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
March 31, 2021	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$15.7	$15.7	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,218.3	1,272.5	55.0	(0.8)	54.2
State and municipal variable-rate demand notes	231.5	231.5	—	—	—
Corporate debt securities	51.9	52.6	0.8	(0.1)	0.7
United States government agency mortgage-backed securities	46.6	48.3	1.7	—	1.7
Total available-for-sale securities	1,548.3	1,604.9	57.5	(0.9)	56.6
Total investment securities	$1,564.0	$1,620.6	$57.5	$(0.9)	$56.6

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2020	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$13.1	$13.1	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,234.1	1,303.9	69.8	—	69.8
State and municipal variable-rate demand notes	562.1	562.1	—	—	—
Corporate and other debt securities	71.6	72.8	1.2	—	1.2
United States government agency mortgage-backed securities	50.3	51.8	1.5	—	1.5
Total available-for-sale securities	1,918.1	1,990.6	72.5	—	72.5
Total investment securities	$1,931.2	$2,003.7	$72.5	$—	$72.5
(a)	The majority of these securities are fixed-rate instruments.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of March 31, 2021 (in millions):

Fair Value
Due within 1 year	$122.6
Due after 1 year through 5 years	663.6
Due after 5 years through 10 years	500.9
Due after 10 years	317.8
Total	$1,604.9

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $15.0 million, $0.9 million, and $215.6 million are included in the "Due after 1 year through 5 years," "Due after 5 years through 10 years," and "Due after 10 years," categories, respectively, in the table above.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table details reclassifications out of Accumulated other comprehensive loss (“AOCL”) and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Condensed Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended
	Income Statement	March 31,
Income for the period (in millions)	Location	2021	2020
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$(0.1)	$0.6
Income tax expense	Provision for income taxes	—	(0.2)
Total reclassification adjustments related to investment securities, net of tax		(0.1)	0.4
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	(6.1)	6.6
Interest rate contracts	Interest expense	(0.2)	(0.2)
Interest rate contracts	Other expense, net	0.7	—
Income tax expense	Provision for income taxes	—	(0.1)
Total reclassification adjustments related to cash flow hedges, net of tax		(5.6)	6.3
Amortization of components of defined benefit plans:
Actuarial loss	Other expense, net	(3.1)	(3.0)
Income tax benefit	Provision for income taxes	0.6	0.7
Total reclassification adjustments related to defined benefit plans, net of tax		(2.5)	(2.3)
Total reclassifications, net of tax		$(8.2)	$4.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the components of AOCL, net of tax on the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)
Unrealized gains/(losses)	(16.0)	24.2	—	—	8.2
Tax benefit/(expense)	2.9	(0.9)	—	—	2.0
Amounts reclassified from AOCL into earnings, net of tax	0.1	5.6	—	2.5	8.2
As of March 31, 2021	$45.3	$(1.6)	$(101.2)	$(83.6)	$(141.1)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)
Unrealized gains	7.2	27.3	—	—	34.5
Tax expense	(1.1)	(0.3)	—	—	(1.4)
Amounts reclassified from AOCL into earnings, net of tax	(0.4)	(6.3)	—	2.3	(4.4)
As of March 31, 2020	$30.4	$17.1	$(101.2)	$(126.6)	$(180.3)

Cash Dividends Paid

During the three months ended March 31, 2021 and 2020, the Company’s Board of Directors declared quarterly cash dividends of $0.235 and $0.225 per common share, respectively, representing $96.6 million and $92.4 million in total dividends, which were paid on March 31, 2021 and March 31, 2020, respectively.

Share Repurchases

During the three months ended March 31, 2021 and 2020, 3.1 million and 8.5 million shares were repurchased for $75.0 million and $217.4 million, respectively, excluding commissions, at an average cost of $24.24 and $25.45, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of March 31, 2021, $707.6 million remained available under the share repurchase authorization approved by the Company’s Board of Directors through December 31, 2021. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

11. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and, to a lesser degree, the Canadian dollar, the British pound, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. The Company is also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payment operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company has used derivatives to: (i) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2021, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2021 and December 31, 2020 were as follows (in millions):

March 31, 2021
Contracts designated as hedges:
Euro	$414.4
Canadian dollar	136.9
British pound	71.9
Australian dollar	61.7
Swiss franc	42.4
Japanese yen	38.6
Other (a)	28.9
Contracts not designated as hedges:
Euro	$404.5
British pound	116.8
Mexican peso	76.0
Indian rupee	69.7
Canadian dollar	58.1
Philippine peso	47.4
Australian dollar	47.0
Russian ruble	35.3
Japanese yen	32.0
Other (a)	151.6

December 31, 2020
Contracts designated as hedges:
Euro	$428.9
Canadian dollar	131.9
British pound	71.9
Australian dollar	58.3
Swiss franc	41.1
Japanese yen	36.6
Other (a)	29.5
Contracts not designated as hedges:
Euro	$533.0
British pound	153.9
Mexican peso	105.0
Indian rupee	81.0
Canadian dollar	71.5
Australian dollar	68.1
Japanese yen	39.6
Philippine peso	35.2
Russian ruble	31.2
Indonesian rupiah	29.1
Swedish krona	26.0
Other (a)	151.5
(a)	Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $84.5 million and $87.5 million for the three months ended March 31, 2021 and 2020, respectively, and were included in Revenues in the Company’s Condensed Consolidated Statements of Income. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the significant majority of these derivative contracts have a duration at inception of less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $8.0 billion as of March 31, 2021 and December 31, 2020. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the Canadian dollar.

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

During the fourth quarter of 2020, the Company entered into two treasury locks to partially fix the treasury yield component associated with the refinance of unsecured notes set to expire in 2022. The notional amounts of these treasury locks were $100.0 million and $150.0 million and were designated as cash flow hedges at the time the agreements were executed.

These treasury locks were terminated in the first quarter of 2021 in conjunction with the issuance of $600.0 million of aggregate principal amount of 1.350% unsecured notes due in 2026 (“2026 Notes”). The Company received a total of $3.3 million upon termination, of which $2.6 million was deferred as a component of AOCL and will be amortized to Interest expense in the Condensed Consolidated Statements of Income over the term of the 2026 Notes. As a portion of the forecasted interest payments on the 2026 Notes will occur outside the time period originally specified at designation of the treasury locks as cash flow hedges, $0.7 million was recognized in Other expense, net in the Condensed Consolidated Statements of Income, upon termination.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2021	2020	Location	2021	2020
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$22.0	$9.1	Other liabilities	$11.7	$24.9
Interest rate cash flow hedges	Other assets	—	—	Other liabilities	—	0.1
Total derivatives designated as hedges		$22.0	$9.1		$11.7	$25.0
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$295.0	$441.4	Other liabilities	$255.7	$402.5
Foreign currency	Other assets	6.5	2.8	Other liabilities	2.9	2.8
Total derivatives not designated as hedges		$301.5	$444.2		$258.6	$405.3
Total derivatives		$323.5	$453.3		$270.3	$430.3
(a)	In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align with the performance in the underlying derivatives business.

The fair values of derivative assets and liabilities, associated with contracts that include netting language that the Company believes to be enforceable, have been netted in the following tables to present the Company’s net exposure with these counterparties. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

In addition, certain of the Company’s other agreements include netting provisions, the enforceability of which may vary from jurisdiction to jurisdiction, depending on the circumstances. Due to the uncertainty related to the enforceability of these provisions, the derivative balances associated with these agreements are included within "Derivatives that are not or may not be subject to master netting arrangement or similar agreement" in the following tables. In certain circumstances, the Company may require its Business Solutions customers to maintain collateral balances which may mitigate the risk associated with potential customer defaults.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2021 and December 31, 2020 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the Condensed	in the Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Consolidated
March 31, 2021	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$157.4	$—	$157.4	$(128.1)	$29.3
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	166.1
Total	$323.5

December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$165.1	$—	$165.1	$(155.1)	$10.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	288.2
Total	$453.3

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the Condensed	in the Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Consolidated
March 31, 2021	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$203.1	$—	$203.1	$(128.1)	$75.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	67.2
Total	$270.3

December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$356.2	$—	$356.2	$(155.1)	$201.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.1
Total	$430.3

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

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Foreign currency derivatives (a)	$20.9	$27.3
Interest rate derivatives	3.3	—
(a)	For the three months ended March 31, 2021 and 2020, gains/(losses) of $(0.7) million and $3.5 million, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from fair value and cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021			2020
		Interest	Other		Interest
	Revenues	Expense	Expense, net	Revenues	Expense
Total amounts presented in the Consolidated Statements of Income in which the effects of fair value or cash flow hedges are recorded	$1,210.0	$(28.4)	$(1.9)	$1,190.0	$(32.9)
The effects of fair value and cash flow hedging:
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	(6.1)	—	—	6.6	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.9	—	—	3.5	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	(0.2)	0.7	—	(0.2)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three months ended March 31, 2021 and 2020 (in millions):

		Three Months Ended
		March 31,
Derivatives (a)	Location	2021	2020
Foreign currency derivatives (b)	Selling, general, and administrative	$16.0	$29.2
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

(b)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $(21.8) million and $(51.0) million for the three months ended March 31, 2021 and 2020, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on March 31, 2021 foreign exchange rates, an accumulated other comprehensive pre-tax loss of $3.0 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Commercial paper (a)	$—	$80.0
Notes:
3.600% notes due 2022 (b)	500.0	500.0
4.250% notes due 2023 (b)	300.0	300.0
2.850% notes due 2025 (b)	500.0	500.0
1.350% notes due 2026 (effective rate of 1.5%) (c)	600.0	—
2.750% notes due 2031 (effective rate of 2.9%) (d)	300.0	—
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowing (effective rate of 1.5%) (e)	300.0	950.0
Total borrowings at par value	3,250.0	3,080.0
Debt issuance costs and unamortized discount, net	(19.5)	(12.8)
Total borrowings at carrying value (f)	$3,230.5	$3,067.2
(a)	Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. As of March 31, 2021, the Company had no commercial paper borrowings.
(b)	The difference between the stated interest rate and the effective interest rate is not significant.
(c)	On March 9, 2021, the Company issued the 2026 Notes, as defined in Note 11, Derivatives.
(d)	On March 9, 2021, the Company issued $300.0 million of aggregate principal amount of 2.750% unsecured notes due in 2031 (“2031 Notes”).
(e)	Proceeds from the 2026 Notes and 2031 Notes and cash, including cash generated from operations, were used to repay $650.0 million of the term loan facility in the first quarter of 2021.
(f)	As of March 31, 2021, the Company’s weighted-average effective rate on total borrowings was approximately 3.6%.

The following summarizes the Company’s maturities of notes and term loan at par value as of March 31, 2021 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	—
Due after 2 years through 3 years	600.0
Due after 3 years through 4 years	500.0
Due after 4 years through 5 years	600.0
Due after 5 years	1,050.0
Total	$3,250.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

On April 1, 2021, the Company repaid the 3.6% unsecured notes due in 2022 for total consideration of $514.3 million, excluding accrued interest, using proceeds from the 2026 Notes and 2031 Notes and cash, including cash generated from operations. The cost associated with the repayment was recorded to Other income/(expense), net, in the second quarter of 2021.

Notes

On March 9, 2021, the Company issued $600.0 million and $300.0 million of aggregate principal amounts of 1.350% and 2.750% unsecured notes due March 15, 2026 and March 15, 2031, respectively. Interest with respect to these notes is

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. If a change of control triggering event occurs, holders of the 2026 Notes and 2031 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may redeem the 2026 Notes and the 2031 Notes, in whole or in part, at any time prior to February 15, 2026 and December 15, 2030, respectively, at the greater of par or a price based on the applicable treasury rate plus 15 and 25 basis points, respectively. The Company may redeem the 2026 Notes and the 2031 Notes at any time after February 15, 2026 and December 15, 2030, respectively, at a price equal to par, plus accrued interest.

13. Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2021 and 2020 is based on the estimated annual effective tax rate, in addition to discrete items. The Company’s effective tax rates on pre-tax income were 10.4% and 12.5% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2021 compared to the prior period was primarily due to changes in the composition between higher-taxed and lower-taxed foreign earnings and an increase in discrete tax benefits. The Company derives its pre-tax income from both foreign and domestic sources. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements and are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2021 and December 31, 2020 was $338.2 million and $340.7 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $327.3 million and $329.2 million as of March 31, 2021 and December 31, 2020, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Condensed Consolidated Statements of Income and records the associated liability in Income taxes payable in its Condensed Consolidated Balance Sheets. The Company recognized immaterial amounts of interest and penalties during both the three months ended March 31, 2021 and 2020. The Company has accrued $27.6 million and $28.6 million for the payment of interest and penalties as of March 31, 2021 and December 31, 2020, respectively.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The Company’s United States federal income tax returns since 2017 are eligible to be examined. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s United States consolidated income tax returns for 2017 and 2018 during 2020. The IRS anticipates completion of the examination phase in 2022.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Stock-Based Compensation Plans

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $10.8 million and $12.5 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2021, the Company granted 0.5 million options at a weighted-average exercise price of $23.91 and 2.7 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $23.63. As of March 31, 2021, the Company had 5.0 million outstanding options at a weighted-average exercise price of $19.46, of which 3.8 million options were exercisable at a weighted-average exercise price of $18.42. The Company had 7.3 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $22.26 as of March 31, 2021.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s segment results for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Consumer-to-Consumer	$1,050.9	$1,015.4
Business Solutions	96.5	98.4
Other	62.6	76.2
Total consolidated revenues	$1,210.0	$1,190.0
Operating income:
Consumer-to-Consumer	$206.1	$209.9
Business Solutions	12.6	13.9
Other	14.1	19.9
Total segment operating income	232.8	243.7
Restructuring-related expenses (Note 5)	—	(10.5)
Total consolidated operating income	$232.8	$233.2

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report on Form 10-Q. This report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "targets," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook," and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10-Q of The Western Union Company (the "Company," "Western Union," "we," "our," or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the Risk Factors section and throughout the Annual Report on Form 10-K for the year ended December 31, 2020. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns or other events, such as public health emergencies, epidemics, or pandemics such as COVID-19, civil unrest, war, terrorism, or natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including digital, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies and related protocols, and other innovations in technology and business models; political conditions and related actions, including trade restrictions and government sanctions, in the United States and abroad, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents, clients, or other partners; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers and payment transactions; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures, and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill; decisions to change our business mix; our ability to realize the anticipated benefits from restructuring-related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; failure to manage credit and fraud risks presented by our agents, clients, and consumers; changes in tax laws or their interpretation, any subsequent regulation, and potential related state income tax impacts, and unfavorable resolution of tax contingencies; adverse rating actions by credit rating agencies; our ability to protect our trademarks, patents, copyrights, and other intellectual property rights and to defend ourselves against potential intellectual property infringement claims; our ability to attract and retain qualified key employees and to manage our workforce successfully; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity; increased costs, operational burden or loss of business due to regulatory initiatives and changes in laws, including changes in interpretations, resulting in increasing regulations and industry practices and standards in the United States and abroad, affecting us, our agents, or their subagents, our external business partners such as financial institutions, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators; liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy, data use, the transfer of personal data between jurisdictions, and information security, including with respect to the General Data Protection Regulation in the European Union and the California Consumer Privacy Act; failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection and derivative transactions; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations, or industry standards affecting our business; and (iii) other events, such as: catastrophic events; and management’s ability to identify and manage these and other risks.

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

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes our bill payment services which facilitate payments from consumers to businesses and other organizations and our money order services. Our other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. Additional information on our segments is provided in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2021 compared to the same period in 2020. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus a pandemic (“COVID-19”), and governments throughout the world instituted various actions such as lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses in an effort to reduce the spread of COVID-19. These actions have negatively impacted both the demand for and our ability to offer our retail services, at least temporarily, through a portion of our locations and our agent locations. However, since March 2020, we have also experienced significant revenue growth from westernunion.com and other digital transactions, as further described below. The duration and severity of the pandemic as well as the responses of government authorities to the pandemic, the macro economic consequences, and the impacts on consumer behavior are uncertain. We expect that our consolidated and segment results will continue to be impacted as long as such factors persist.

Our revenues and operating income for the three months ended March 31, 2021 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in an increase to revenues of $0.9 million for the three months ended March 31, 2021, relative to the corresponding period in the prior year. Included within this amount are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $19.3 million for the three months ended March 31, 2021, relative to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies positively impacted operating income by $11.8 million for the three months ended March 31, 2021, relative to the corresponding period in the prior year. Included within this amount are impacts related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to operating income of $3.2 million for the three months ended March 31, 2021, relative to the corresponding period in the prior year.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020	% Change
Revenues	$1,210.0	$1,190.0	2%
Expenses:
Cost of services	706.0	683.4	3%
Selling, general, and administrative	271.2	273.4	(1)%
Total expenses	977.2	956.8	2%
Operating income	232.8	233.2	0%
Other income/(expense):
Interest income	0.4	1.6	(75)%
Interest expense	(28.4)	(32.9)	(14)%
Other expense, net	(1.9)	—	(a)
Total other expense, net	(29.9)	(31.3)	(4)%
Income before income taxes	202.9	201.9	0%
Provision for income taxes	21.1	25.2	(17)%
Net income	$181.8	$176.7	3%
Earnings per share:
Basic	$0.44	$0.43	2%
Diluted	$0.44	$0.42	5%
Weighted-average shares outstanding:
Basic	411.7	414.3
Diluted	414.3	418.3
(a)	Calculation not meaningful.

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

Due to the significance of the effect that foreign exchange fluctuations against the United Sates dollar can have on our reported revenues and the significance of our Consumer-to-Consumer segment to our overall results, constant currency results have been provided in the table below for consolidated revenues and for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the same period of the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2021 compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in millions)	2021	2020	% Change
Revenues, as reported - (GAAP)	$1,210.0	$1,190.0	2%
Foreign currency impact (a)			0%
Revenue change, constant currency adjusted - (Non-GAAP)			2%
(a)	Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in an increase to revenues of $0.9 million for the three months ended March 31, 2021 when compared to foreign currency rates in the corresponding period in the prior year. Included within this amount is an impact related to the strengthening of the dollar against the Argentine peso, which resulted in a reduction to revenues of $19.3 million for the three months ended March 31, 2021 when compared to foreign currency rates in the corresponding period in the prior year.

For the three months ended March 31, 2021 GAAP revenues increased when compared to the corresponding period in the prior year due to transaction growth from Digital Money Transfer, including from white label partnerships, partially offset by a decrease in transactions from retail locations in our Consumer-to-Consumer segment. Fluctuations in the exchange rates between the United States dollar and foreign currencies did not significantly impact revenue for the three months ended March 31, 2021, compared to the corresponding period in the prior year.

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

Restructuring-Related Expenses

On August 1, 2019 our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our chief executive officer, reducing our headcount, and consolidating various facilities. We incurred approximately $150 million of total expenses through December 31, 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, facility closures, lease terminations, consulting, and other expenses. As of December 31, 2020, all expenses associated with this plan have been incurred and substantially all have been and will continue to be paid in cash. We expect the plan to generate expense savings of approximately $100 million in 2021, which is our estimate and subject to change. For the three months ended March 31, 2020, we incurred $10.5 million of expenses related to this plan, of which $0.9 million and $9.6 million were included within Cost of services and Selling, general, and administrative, respectively, in the Condensed Consolidated Statements of Income.

These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that we have previously incurred and can reasonably be expected to incur in the future.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three months ended March 31, 2021. Cost of services increased for the three months ended

March 31, 2021 compared to the corresponding period in the prior year due to an increase in information technology costs and bank fees associated with digital transactions.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three months ended March 31, 2021 compared to the corresponding period in the prior year due to fluctuations between the United States dollar and foreign currencies and a reduction in restructuring-related expenses, partially offset by increases in employee-related expenses, including incentive compensation, and marketing costs.

Total Other Expense, Net

Total other expense, net during the three months ended March 31, 2021 when compared to the prior period benefited from a reduction in interest expense driven by a lower weighted-average interest rate on our outstanding debt. In the second quarter of 2021, we recorded a gain from the sale of an investment and the costs associated with the repayment of our 2022 Notes in Other income/(expense), net, as discussed in Capital Resources and Liquidity below.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2021 and 2020 is based on the estimated annual effective tax rate, in addition to discrete items. Our effective tax rates on pre-tax income were 10.4% and 12.5% for the three months ended March 31, 2021 and 2020, respectively. The decrease in our effective tax rate for the three months ended March 31, 2021 compared to the prior period was primarily due to changes in the composition between higher-taxed and lower-taxed foreign earnings and an increase in discrete tax benefits.

We have established contingency reserves for a variety of material, known tax exposures. As of March 31, 2021, the total amount of tax contingency reserves was $307.7 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Earnings Per Share

During the three months ended March 31, 2021 and 2020 basic earnings per share were $0.44 and $0.43, respectively, and diluted earnings per share were $0.44 and $0.42, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2021 and 2020, there were 1.4 million and 1.1 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for the three months ended March 31, 2021 compared to the corresponding period in the prior year were impacted by the previously described factors impacting net income and a lower number of shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions.

During the three months ended March 31, 2020 we incurred $10.5 million of restructuring-related expenses, as further discussed above. While certain of these expenses may be identifiable to our segments, primarily to our Consumer-to-Consumer segment, they have been excluded from the measurement of segment operating income provided to the Chief Operating Decision Maker for purposes of assessing segment performance and decision making with respect to resource allocation.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Consumer-to-Consumer	87%	85%
Business Solutions	8%	8%
Other	5%	7%
	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars and transactions in millions)	2021	2020	% Change
Revenues	$1,050.9	$1,015.4	4%
Operating income	$206.1	$209.9	(2)%
Operating income margin	20%	21%
Key indicator:
Consumer-to-Consumer transactions	73.0	66.8	9%

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

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows, including Digital Money Transfer transactions, is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Digital Money Transfer transactions for the three months ended March 31, 2021 and 2020. Where reported separately in the discussion below, Digital Money Transfer, and its subset westernunion.com, consist of 100% of the transactions conducted and funded through those respective channels.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended March 31, 2021

			Constant
	Revenue	Foreign	Currency
	Growth	Exchange	Revenue	Transaction
	as Reported -	Translation	Growth (a) -	Growth/
	(GAAP)	Impact	(Non-GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	0%	(1)%	1%	1%
Europe and Russia/CIS ("EU & CIS")	8%	4%	4%	28%
Middle East, Africa, and South Asia ("MEASA")	1%	1%	0%	13%
Latin America and the Caribbean ("LACA") (b)	3%	(5)%	8%	(8)%
East Asia and Oceania ("APAC")	9%	6%	3%	(2)%
Total Consumer-to-Consumer growth:	4%	2%	2%	9%

Digital Money Transfer (c)	45%	1%	44%	77%
westernunion.com (c)	38%	1%	37%	55%

(a)	Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.
(b)	Our LACA region results were impacted by the strengthening of the United States dollar against the Argentine peso, in addition to an increase in local currency revenue per transaction, primarily due to inflation.
(c)	Digital Money Transfer revenues have been included in the regions above. As noted above, westernunion.com is a subset of Digital Money Transfer and is included in the regions and Digital Money Transfer revenues.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	38%
EU & CIS	33%	31%
MEASA	16%	16%
LACA	8%	9%
APAC	6%	6%

Digital Money Transfer, which is included in the regional percentages above, represented approximately 23% and 16% of our Consumer-to-Consumer revenues for the three months ended March 31, 2021 and 2020, respectively.

Our consumers transferred $25.7 billion and $20.6 billion in Consumer-to-Consumer principal for the three months ended March 31, 2021 and 2020 of which $24.5 billion and $19.1 billion related to cross-border principal for the same corresponding periods described above, respectively. The increase in principal and cross-border principal transferred during the three months ended March 31, 2021 compared to the corresponding period in the prior year was primarily attributable to growth in Digital Money Transfer. Consumer-to-Consumer principal is the amount of consumer funds transferred to the designated recipient. Cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer principal and cross-border principal are metrics used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer-to-Consumer money transfer revenue increased 4% and transactions increased 9% for the three months ended March 31, 2021 compared to the corresponding period in the prior year. Revenues increased due to transaction growth from Digital Money Transfer, including from white label partnerships, partially offset by a decrease in transactions from retail locations in our Consumer-to-Consumer segment. We believe that our growth in Digital Money Transfer transactions was due, in part, to shifts in consumer behavior to send money through digital channels, including as a result of COVID-19. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, positively impacted revenue by 2% for the three months ended March 31, 2021 compared to the corresponding period in the prior year. The spread between transaction and revenue growth was primarily attributable to growth in Digital Money Transfer, including in our digital white label partnerships, which have a lower revenue per transaction than Western Union branded transactions.

In our Consumer-to-Consumer regions, NA revenue was flat for the three months ended March 31, 2021 compared to the corresponding period in the prior year, as transaction growth in our United States outbound services was offset by declines in transactions sent within the United States and in transactions sent from the United States to Cuba, as these money transfer services were suspended in October 2020. For the three months ended March 31, 2021 compared to the corresponding period in the prior year, the EU & CIS region experienced strong revenue growth in France and Russia, and transaction volumes for both the EU & CIS and MEASA regions continued to benefit from growth in Digital Money Transfer, including white label partnerships. The revenue growth in the LACA region was primarily due to an increase in principal transferred during the three months ended March 31, 2021 compared to the corresponding period in the prior year. Digital Money Transfer revenue, including westernunion.com, increased during the three months ended March 31, 2021 compared to the corresponding period in the prior year due to an increase in digital transaction volumes, partially offset by price reductions.

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

Operating Income

Consumer-to-Consumer operating income decreased 2% for the three months ended March 31, 2021 compared to the corresponding period in the prior year primarily due to increases in information technology costs, marketing costs, and employee-related expenses, including incentive compensation, partially offset by fluctuations in the United States dollar compared to foreign currencies.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in millions)	2021	2020	% Change
Revenues	$96.5	$98.4	(2)%
Operating income	$12.6	$13.9	(9)%
Operating income margin	13%	14%

Revenues

Business Solutions revenue decreased 2% for the three months ended March 31, 2021 compared to the corresponding period in the prior year primarily due to a decline in hedging activity. Fluctuations in the exchange rates between the United States dollar and foreign currencies positively impacted revenue by 6% for the three months ended March 31, 2021.

Operating Income

For the three months ended March 31, 2021 operating income and operating income margin decreased when compared to the corresponding period in the prior year due to an increase in employee-related expenses.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services.

The following table sets forth Other results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in millions)	2021	2020	% Change
Revenues	$62.6	$76.2	(18)%
Operating income	$14.1	$19.9	(29)%
Operating income margin	23%	26%

Revenues

Other revenue decreased 18% for the three months ended March 31, 2021 compared to the corresponding period in the prior year due to declines in our cash-based bill payments services offered at retail locations and the strengthening of the United States dollar against the Argentine peso.

Operating Income

Other operating income decreased for the three months ended March 31, 2021 compared to the corresponding period in the prior year due to a decrease in revenues, as discussed above.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of payments for employee and agent incentives, interest payments on our outstanding borrowings and timing of income tax payments, among other items. Many of our annual employee incentive compensation and agent incentive payments are made in the first quarter following the year they were incurred. The majority of our interest payments are due in the second and fourth quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. These payments are typically due in the second quarter of each year through 2025.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of March 31, 2021, we had no outstanding borrowings on our Revolving Credit Facility and no outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $1,502.6 million and $1,428.2 million, respectively. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,604.9 million and $1,990.6 million as of March 31, 2021 and December 31, 2020, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2021, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Subsequent to March 31, 2021, we repaid our 3.6% unsecured notes due in 2022, as further described below.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $175.8 million during the three months ended March 31, 2021, from $112.4 million in the corresponding period in the prior year, primarily as a result of decreased employee incentive and restructuring payments. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

On March 9, 2021, we issued $600.0 million and $300.0 million of aggregate principal amount of 1.350% and 2.750% unsecured notes due March 15, 2026 (“2026 Notes”) and March 15, 2031 (“2031 Notes”), respectively. Interest with respect to these notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. If a change of control triggering event occurs, holders of the 2026 Notes and 2031 Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. We may redeem the 2026 Notes and the 2031 Notes, in whole or in part, at any time prior to February 15, 2026 and December 15, 2030, respectively, at the greater of par or a price based on the applicable treasury rate plus 15 and 25 basis points, respectively. We may redeem the 2026 Notes and the 2031 Notes at any time after February 15, 2026 and December 15, 2030, respectively, at a price equal to par, plus accrued interest. Proceeds from the 2026 Notes and 2031 Notes and cash, including cash generated from operations, were used to repay $650.0 million of the term loan facility in the first quarter of 2021.

As of March 31, 2021, we have outstanding borrowings at par value of $3,250.0 million. The substantial majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2022 to 2040. Our borrowings also include our floating rate term loan.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of March 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had no commercial paper borrowings outstanding as of March 31, 2021. During the three months ended March 31, 2021, the average commercial paper balance outstanding was $25.7 million, and the maximum balance outstanding was $220.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, and our Revolving Credit Facility available to support the needs of our business.

Our ability to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt and tax obligations will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify acquisitions that align with our long-term strategy. For additional information, please refer to Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2020.

Investment in Saudi Digital Payments Company

On November 21, 2020, we entered into an agreement to acquire an ownership interest in Saudi Digital Payments Company (“stc pay”), a subsidiary of Saudi Telecom Company and one of our Consumer-to-Consumer digital white label partners. Under the terms of the agreement, we have agreed to invest up to approximately $200 million for up to a 15% investment in stc pay, and this transaction is expected to close in the second quarter of 2021.

Sale of Investment

On April 12, 2021, we sold a substantial majority of the shares we held as a minority investor in a private company for cash proceeds of $50.9 million. We recorded a gain of approximately $48 million within Other income/(expense), net in the second quarter of 2021. We will continue to measure the retained portion of this investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $96.9 million and $35.7 million for the three months ended March 31, 2021 and 2020, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

During the first quarter of 2021, we transitioned a majority of our money transfer settlement processes to our new global platform. This project has been and will continue to be complex, as we have defined, created, and implemented new settlement solutions that are specific to the needs of our agents and other partners, who span a number of countries and regulatory regimes. In future periods, we will transition the remaining processes, primarily including money transfers sent from the United States and Canada, to the new platform. We expect that this will require the continued assistance of our third-party software provider, with whom we have worked on this project over the past several years. For further discussion of the risks associated with interruptions in our systems, see risk factor, “Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant adverse effect on our business” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Share Repurchases and Dividends

During the three months ended March 31, 2021 and 2020, 3.1 million and 8.5 million shares were repurchased for $75.0 million and $217.4 million, respectively, excluding commissions, at an average cost of $24.24 and $25.45, respectively. As of March 31, 2021, $707.6 million remained available under the share repurchase authorization approved by our Board of Directors through December 31, 2021.

Our Board of Directors declared a quarterly cash dividend of $0.235 per common share in the first quarter of 2021, representing $96.6 million in total dividends.

Material Cash Requirements

Debt Service Requirements

Our 2021 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. On April 1, 2021, we repaid the 3.6% unsecured notes due in 2022 for total consideration of $514.3 million, excluding accrued interest, using proceeds from the 2026 Notes and 2031 Notes and cash, including cash generated from operations. The cost associated with the repayment was recorded to Other income/(expense), net, in the second quarter of 2021.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $604 million remained as of March 31, 2021. We have elected to pay this liability in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in the Capital Resources and Liquidity discussion located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on

Form 10-K for the year ended December 31, 2020. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Operating Leases

We lease real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment.  Refer to Part II, Item 8, Financial Statements and Supplemental Data, Note 13, Leases, in our Annual Report on Form 10-K for the year ended December 31, 2020 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $430 million in outstanding letters of credit and bank guarantees as of March 31, 2021 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. We expect to renew our letters of credit and bank guarantees prior to expiration in most circumstances.

As of March 31, 2021, our total amount of unrecognized income tax benefits was $364.6 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, for which there were no material changes, included:

●	Income taxes, including income tax contingencies
●	Derivative financial instruments
●	Goodwill
●	Other intangible assets
●	Legal contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2020, we disclosed that the fair value of the Business Solutions reporting unit was sensitive to changes in projections for revenue growth rates and EBITDA margins, quantified the decrease in the projected revenue growth rate that would result in the fair value of the reporting unit approximating its carrying value, and described key factors impacting our ability to achieve the projected revenue growth and EBITDA margins. The reporting unit's fair value continues to be sensitive to changes in projected revenue growth rates and EBITDA margins, which are impacted by these same factors. As of March 31, 2021, the Business Solutions reporting unit had goodwill of $532.0 million.

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

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and to a lesser degree, the Canadian dollar, the British pound, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

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

As of March 31, 2021, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $35 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of March 31, 2021 of approximately $3.3 billion. Approximately $2.0 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed

Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities, which are fixed rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption and are classified within Settlement assets in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within Settlement assets in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our Total stockholders’ equity in our Condensed Consolidated Balance Sheets.

As of March 31, 2021, we had a total of $300.0 million of borrowings under our term loan that are subject to floating interest rates. The interest on these borrowings is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings under our commercial paper program mature in such a short period that the financing is also effectively floating rate. As of March 31, 2021, there were no outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of March 31, 2021, our weighted-average effective rate on total borrowings was approximately 3.6%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $3 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on March 31, 2021. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2021 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $20 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2021, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, we transitioned a majority of our money transfer settlement processes to our new global platform, and in future periods, we will transition the remaining processes, primarily including money transfers sent from the United States and Canada. As a result of this transition, certain changes to our processes and procedures resulted in changes to our internal controls over financial reporting. While we expect the new platform will strengthen our internal financial controls by standardizing settlement processes across our organization and providing functional enhancements, management will continue to evaluate and monitor our internal controls as additional phases of the transformation are implemented. For further discussion of the risks associated with interruptions in our systems, see risk factor, “Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant adverse effect on our business” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2021, the related condensed consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity/(deficit) for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity/(deficit) for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 19, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Denver, Colorado
May 4, 2021

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 7, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2021:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
January 1 - 31	21,998	$22.59	—	$782.6
February 1 - 28	1,509,909	$23.59	965,923	$760.0
March 1 - 31	2,148,772	$24.61	2,127,981	$707.6
Total	3,680,679	$24.18	3,093,904

(a)   These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

(b)   On February 28, 2019, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, of which $707.6 million remained available as of March 31, 2021. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of 1.350% Notes due 2026 filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 10, 2021 and incorporated herein by reference thereto

4.2	Form of 2.750% Notes due 2031 filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 10, 2021 and incorporated herein by reference thereto

10.1	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan*

10.2	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2015 Long-Term Incentive Plan*

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: May 4, 2021	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2021	By:	/s/ Raj Agrawal
Raj Agrawal
Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2021	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)