Form 10-Q
period 2021-06-30
Western Union CO
filed 2021-08-04
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 30, 2021, 406,348,202 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$1,289.7	$1,114.7	$2,499.7	$2,304.7
Expenses:
Cost of services	755.0	662.2	1,461.0	1,345.6
Selling, general, and administrative	279.8	230.7	551.0	504.1
Total expenses	1,034.8	892.9	2,012.0	1,849.7
Operating income	254.9	221.8	487.7	455.0
Other income/(expense):
Interest income	0.3	0.8	0.7	2.4
Interest expense	(25.6)	(29.3)	(54.0)	(62.2)
Other income/(expense), net	30.5	(0.1)	28.6	(0.1)
Total other income/(expense), net	5.2	(28.6)	(24.7)	(59.9)
Income before income taxes	260.1	193.2	463.0	395.1
Provision for income taxes	37.6	31.3	58.7	56.5
Net income	$222.5	$161.9	$404.3	$338.6
Earnings per share:
Basic	$0.54	$0.39	$0.98	$0.82
Diluted	$0.54	$0.39	$0.98	$0.81
Weighted-average shares outstanding:
Basic	409.3	411.5	410.5	412.9
Diluted	411.5	413.6	412.9	415.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$222.5	$161.9	$404.3	$338.6
Other comprehensive income, net of reclassifications and tax (Note 10):
Unrealized gains/(losses) on investment securities	2.2	19.5	(10.8)	25.2
Unrealized gains/(losses) on hedging activities	(2.7)	(19.1)	26.2	1.6
Defined benefit pension plan adjustments	2.3	2.1	4.8	4.4
Total other comprehensive income	1.8	2.5	20.2	31.2
Comprehensive income	$224.3	$164.4	$424.5	$369.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$1,061.4	$1,428.2
Settlement assets	3,636.8	3,821.4
Property and equipment, net of accumulated depreciation of $672.8 and $659.9, respectively	141.4	150.4
Goodwill	2,566.6	2,566.6
Other intangible assets, net of accumulated amortization of $1,089.6 and $1,044.6, respectively	499.7	505.0
Other assets	1,072.2	1,024.7
Total assets	$8,978.1	$9,496.3
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$499.9	$500.9
Settlement obligations	3,636.8	3,821.4
Income taxes payable	861.2	928.9
Deferred tax liability, net	187.7	188.9
Borrowings	2,996.8	3,067.2
Other liabilities	509.4	802.4
Total liabilities	8,691.8	9,309.7

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 407.0 shares and 411.2 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4.1	4.1
Capital surplus	919.5	885.1
Accumulated deficit	(498.0)	(543.1)
Accumulated other comprehensive loss	(139.3)	(159.5)
Total stockholders' equity	286.3	186.6
Total liabilities and stockholders' equity	$8,978.1	$9,496.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$404.3	$338.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26.0	32.0
Amortization	83.0	83.3
Gain on the sale of shares held as a minority investor (Note 4)	(47.9)	—
Other non-cash items, net	80.1	63.9
Increase/(decrease) in cash resulting from changes in:
Other assets	(84.5)	(16.6)
Accounts payable and accrued liabilities	(29.8)	(130.9)
Income taxes payable	(66.5)	(19.2)
Other liabilities	(15.2)	(3.3)
Net cash provided by operating activities	349.5	347.8
Cash flows from investing activities
Payments for capitalized contract costs	(82.2)	(46.0)
Payments for internal use software	(45.2)	(22.3)
Purchases of property and equipment	(17.9)	(15.9)
Proceeds from the sale of former corporate headquarters	—	44.2
Proceeds from the sale of shares held as a minority investor (Note 4)	50.9	—
Regulatory deposit made to purchase the ownership interest in stc pay (Note 4)	(200.0)	—
Other investing activities	(2.9)	(4.2)
Net cash used in investing activities	(297.3)	(44.2)
Cash flows from financing activities
Cash dividends and dividend equivalents paid	(193.5)	(184.9)
Common stock repurchased (Note 10)	(160.5)	(237.7)
Net proceeds from/(repayments of) commercial paper	185.0	(145.0)
Net proceeds from issuance of borrowings	891.7	—
Principal payments on borrowings	(1,150.0)	—
Make-whole premium on early extinguishment of debt (Note 12)	(14.3)	—
Proceeds from exercise of options	11.6	1.5
Other financing activities	4.0	(0.7)
Net cash used in financing activities	(426.0)	(566.8)
Net change in cash, cash equivalents, and restricted cash	(373.8)	(263.2)
Cash, cash equivalents, and restricted cash at beginning of period	1,447.4	1,456.8
Cash, cash equivalents, and restricted cash at end of period	$1,073.6	$1,193.6
Supplemental cash flow information:
Interest paid	$52.0	$53.5
Income taxes paid	$123.9	$59.7
Restricted cash at end of period (included in Other assets)	$12.2	$12.0
Internal use software capitalized but not yet paid	$23.0	$1.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2020	411.2	$4.1	$885.1	$(543.1)	$(159.5)	$186.6
Net income	—	—	—	181.8	—	181.8
Stock-based compensation	—	—	10.8	—	—	10.8
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(97.9)	—	(97.9)
Repurchase and retirement of common shares	(3.7)	—	—	(89.0)	—	(89.0)
Shares issued under stock-based compensation plans	2.3	—	8.1	—	—	8.1
Other comprehensive income (Note 10)	—	—	—	—	18.4	18.4
Balance, March 31, 2021	409.8	4.1	904.0	(548.2)	(141.1)	218.8
Net income	—	—	—	222.5	—	222.5
Stock-based compensation	—	—	12.0	—	—	12.0
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(97.0)	—	(97.0)
Repurchase and retirement of common shares	(3.0)	—	—	(75.3)	—	(75.3)
Shares issued under stock-based compensation plans	0.2	—	3.5	—	—	3.5
Other comprehensive income (Note 10)	—	—	—	—	1.8	1.8
Balance, June 30, 2021	407.0	$4.1	$919.5	$(498.0)	$(139.3)	$286.3

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Deficit
Balance, December 31, 2019	418.0	$4.2	$841.2	$(675.9)	$(209.0)	$(39.5)
Adoption of new accounting pronouncement (Note 1)	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	176.7	—	176.7
Stock-based compensation	—	—	12.5	—	—	12.5
Common stock dividends and dividend equivalents declared ($0.225 per share)	—	—	—	(93.3)	—	(93.3)
Repurchase and retirement of common shares	(9.2)	(0.1)	—	(235.1)	—	(235.2)
Shares issued under stock-based compensation plans	2.1	—	1.0	—	—	1.0
Other comprehensive income (Note 10)	—	—	—	—	28.7	28.7
Balance, March 31, 2020	410.9	4.1	854.7	(828.2)	(180.3)	(149.7)
Net income	—	—	—	161.9	—	161.9
Stock-based compensation	—	—	5.3	—	—	5.3
Common stock dividends and dividend equivalents declared ($0.225 per share)	—	—	—	(93.3)	—	(93.3)
Repurchase and retirement of common shares	(0.1)	—	—	(0.6)	—	(0.6)
Shares issued under stock-based compensation plans	0.2	—	0.5	—	—	0.5
Other comprehensive income (Note 10)	—	—	—	—	2.5	2.5
Balance, June 30, 2020	411.0	$4.1	$860.5	$(760.2)	$(177.8)	$(73.4)

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

The Western Union business consists of the following segments:

●	Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers which are sent from retail agent locations worldwide or through websites and mobile devices, including Digital Money Transfer services. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
●	Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group. See Note 16 for further information regarding this transaction.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts were eliminated as of June 30, 2021 and December 31, 2020 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2021 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company recognized $1,239.1 million and $1,055.6 million for the three months ended June 30, 2021 and 2020, respectively, and $2,405.4 million and $2,178.2 million for the six months ended June 30, 2021 and 2020, respectively, in revenues from contracts with customers. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to- Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payments and other services are not included in the Company’s segments and are reported as Other. See Note 15 for further information on the Company’s segments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group. See Note 16 for further information regarding this transaction.

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

Management has determined that the substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and six months ended June 30, 2021 and 2020 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended June 30, 2021
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$417.7	$23.5	$18.0	$14.3	$473.5
Europe and Russia/CIS	364.1	33.7	1.1	0.2	399.1
Middle East, Africa, and South Asia	166.7	0.5	0.1	—	167.3
Latin America and the Caribbean	92.5	0.8	18.9	2.1	114.3
East Asia and Oceania	68.1	16.6	0.2	—	84.9
Revenues from contracts with customers	$1,109.1	$75.1	$38.3	$16.6	$1,239.1
Other revenues (a)	18.0	24.2	3.4	5.0	50.6
Total revenues	$1,127.1	$99.3	$41.7	$21.6	$1,289.7

	Six Months Ended June 30, 2021
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$804.3	$44.7	$36.6	$28.8	$914.4
Europe and Russia/CIS	702.8	68.0	2.2	0.6	773.6
Middle East, Africa, and South Asia	326.4	1.0	0.2	—	327.6
Latin America and the Caribbean	179.2	1.6	36.6	3.9	221.3
East Asia and Oceania	134.8	33.2	0.5	—	168.5
Revenues from contracts with customers	$2,147.5	$148.5	$76.1	$33.3	$2,405.4
Other revenues (a)	30.5	47.3	6.4	10.1	94.3
Total revenues	$2,178.0	$195.8	$82.5	$43.4	$2,499.7

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended June 30, 2020
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$399.6	$17.0	$17.1	$14.3	$448.0
Europe and Russia/CIS	301.2	26.2	0.5	0.2	328.1
Middle East, Africa, and South Asia	137.7	0.3	—	—	138.0
Latin America and the Caribbean	54.3	0.6	15.8	2.0	72.7
East Asia and Oceania	55.5	12.9	0.4	—	68.8
Revenues from contracts with customers	$948.3	$57.0	$33.8	$16.5	$1,055.6
Other revenues (a)	28.3	22.4	2.6	5.8	59.1
Total revenues	$976.6	$79.4	$36.4	$22.3	$1,114.7

	Six Months Ended June 30, 2020
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$784.4	$39.2	$39.8	$28.7	$892.1
Europe and Russia/CIS	602.1	57.7	1.3	0.9	662.0
Middle East, Africa, and South Asia	294.6	0.8	0.1	—	295.5
Latin America and the Caribbean	138.7	1.2	39.6	4.1	183.6
East Asia and Oceania	114.6	29.7	0.7	—	145.0
Revenues from contracts with customers	$1,934.4	$128.6	$81.5	$33.7	$2,178.2
Other revenues (a)	57.6	49.2	7.9	11.8	126.5
Total revenues	$1,992.0	$177.8	$89.4	$45.5	$2,304.7

(a)	Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above the Company’s average share price during the periods and their effect was anti-dilutive, were 1.4 million and 2.6 million for the three months ended June 30, 2021 and 2020, respectively, and 1.4 million and 1.8 million for the six months ended June 30, 2021 and 2020, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted-average shares outstanding	409.3	411.5	410.5	412.9
Common stock equivalents	2.2	2.1	2.4	3.0
Diluted weighted-average shares outstanding	411.5	413.6	412.9	415.9

4. Investment Activities

On May 25, 2021, the Company amended its agreement dated November 21, 2020 to acquire an ownership interest in Saudi Digital Payments Company (“stc pay”), a subsidiary of Saudi Telecom Company and one of the Company’s Consumer-to-Consumer digital white label partners. Under the terms of the amended agreement, the Company has agreed to invest up to $200.0 million (“Purchase Price”) for up to a 15% investment in stc pay (“Investment”), and this transaction is expected to close in the second half of 2021. For regulatory purposes, the Purchase Price was deposited into an external, restricted account during the second quarter of 2021 in expectation of completing the Investment. In conjunction with the transaction, the Company and stc pay extended and expanded the terms of their commercial agreement.

The Company expects to measure this Investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments in stc pay.

On April 12, 2021, the Company sold a substantial majority of the shares it held as a minority investor in a private company for cash proceeds of $50.9 million. The Company recorded a gain of $47.9 million within Other income/(expense), net, during the three months ended June 30, 2021. The Company retains an immaterial equity interest in this private company.

5. Restructuring-Related Expenses

During the three and six months ended June 30, 2020, the Company incurred $5.2 million and $15.7 million, respectively, of expenses related to a restructuring initiative approved by the Company’s Board of Directors on August 1, 2019. All expenses for this initiative had been incurred as of December 31, 2020, and substantially all have been and will continue to be paid in cash. For the three and six months ended June 30, 2020, $0.8 million and $1.7 million, respectively, of these expenses were included in Cost of services, and $4.4 million and $14.0 million, respectively, of these expenses were included in Selling, general, and administrative in the Condensed Consolidated Statements of Income. While certain of the expenses may be identifiable to the Company’s segments, primarily to the Company’s Consumer-to-Consumer segment, the expenses are excluded from the Company’s segment operating income results as they are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future.

As of June 30, 2021 and December 31, 2020, the total restructuring-related accrual was $8.5 million and $26.2 million, respectively, substantially all of which is expected to be paid by September 30, 2021. These amounts are included in Accounts payable and accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
June 30, 2021	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.0	$—	$11.0
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,296.0	1,296.0
State and municipal variable-rate demand notes	—	150.2	150.2
Corporate debt securities	—	66.2	66.2
United States government agency mortgage-backed securities	—	45.0	45.0
Other assets:
Derivatives	—	274.8	274.8
Total assets	$11.0	$1,832.2	$1,843.2
Liabilities:
Other liabilities:
Derivatives	$—	$222.7	$222.7
Total liabilities	$—	$222.7	$222.7

	Fair Value Measurement Using		Total
December 31, 2020	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$13.1	$—	$13.1
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,303.9	1,303.9
State and municipal variable-rate demand notes	—	562.1	562.1
Corporate and other debt securities	—	72.8	72.8
United States government agency mortgage-backed securities	—	51.8	51.8
Other assets:
Derivatives	—	453.3	453.3
Total assets	$13.1	$2,443.9	$2,457.0
Liabilities:
Other liabilities:
Derivatives	$—	$430.3	$430.3
Total liabilities	$—	$430.3	$430.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

There were no material, non-recurring fair value adjustments or transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2021 and 2020.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of June 30, 2021, the carrying value and fair value of the Company’s borrowings were $2,996.8 million and $3,258.4 million, respectively (see Note 12). As of December 31, 2020, the carrying value and fair value of the Company’s borrowings were $3,067.2 million and $3,348.0 million, respectively.

7. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $460 million in outstanding letters of credit and bank guarantees as of June 30, 2021 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The Company expects to renew most of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of June 30, 2021. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

On August 1, 2019, Mr. Lieblein made a written demand on the Company’s Board of Directors to investigate and address alleged misconduct related to the Company’s anti-fraud and anti-money laundering (“AML”) compliance programs, including certain alleged misconduct at issue in the consolidated derivative action. The Company’s Board of Directors formed a special committee to evaluate Mr. Lieblein’s demand together with a related demand sent by another shareholder (collectively, the “Demand Letters”), and the special committee’s investigation was still ongoing at the time Mr. Lieblein filed the Delaware Complaint. Mr. Lieblein alleges that he filed the Delaware Complaint prior to the completion of the special committee’s investigation because of concerns regarding the statute of limitations on some of the claims asserted. Mr. Lieblein agreed to stay the action until December 31, 2020, pending completion of the special committee’s investigation. Within 60 days after December 31, 2020, Mr. Lieblein was required either to specify whether the Delaware Complaint will serve as the operative complaint in the action or file an amended complaint.

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

The special committee completed its investigation in early December 2020 and, on the basis of its findings, recommended that the Company’s Board of Directors reject the Demand Letters and direct the Company to oppose any effort to assert claims based on or related to the Demand Letters on behalf of the Company, that no action on behalf of the Company should be brought or pursued against any of the current or former officers or directors of the Company based on the Demand Letters, and that none of the corporate governance reforms raised in the Demand Letters is necessary or appropriate. On December 16, 2020, the Board of Directors resolved to adopt the recommendations of the special committee. The Board of Directors further resolved, among other things, that none of the asserted claims has factual or legal merit. The Company thereafter informed Mr. Lieblein and the other shareholder that sent the related written demand that their demands have been rejected.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On February 12, 2021, the shareholder who sent the related written demand sent the Company a request to inspect books and records related to the consideration of the Demand Letters pursuant to Section 220 of the Delaware General Corporation Law.

On February 25, 2021, Mr. Lieblein filed a Stipulation and Proposed Order Regarding Voluntary Dismissal of the Delaware Complaint. The Delaware Court of Chancery reviewed and entered the Proposed Order on the same day. The Delaware Complaint and the associated action therefore has been dismissed and is now over. The dismissal is with prejudice as to Mr. Lieblein, the named plaintiff, only. The Company will oppose any future action by the shareholder who sent the related written demand.

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

8. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2021 and 2020 totaled $14.0 million and $12.9 million, respectively, and $27.2 million and $25.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

June 30, 2021
Settlement assets:
Cash and cash equivalents	$1,002.6
Receivables from agents, Business Solutions customers, and others	1,101.6
Less: Allowance for credit losses	(24.8)
Receivables from agents, Business Solutions customers, and others, net	1,076.8
Investment securities	1,557.4
Total settlement assets	$3,636.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,884.3
Payables to agents	752.5
Total settlement obligations	$3,636.8

December 31, 2020
Settlement assets:
Cash and cash equivalents	$695.7
Receivables from agents, Business Solutions customers, and others	1,188.3
Less: Allowance for credit losses	(53.2)
Receivables from agents, Business Solutions customers, and others, net	1,135.1
Investment securities	1,990.6
Total settlement assets	$3,821.4
Settlement obligations:
Money transfer, money order, and payment service payables	$2,902.9
Payables to agents	918.5
Total settlement obligations	$3,821.4

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

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,009.6 million and $1,081.2 million as of June 30, 2021 and December 31, 2020, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $67.2 million and $53.9 million as of June 30, 2021 and December 31, 2020, respectively. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days. To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company estimates the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions. Given the short-term nature of these receivables, the Company does not expect the impact of forecasted economic conditions on its allowance for credit losses to be significant. The Company has estimated credit losses based on information known as of June 30, 2021.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2021	$49.3	$3.9
Current period provision for expected credit losses (a)	2.3	1.5
Write-offs charged against the allowance	(3.3)	(0.4)
Recoveries of amounts previously written off	1.9	—
Impacts of foreign currency exchange rates and other	(0.5)	(0.1)
Allowance for credit losses as of March 31, 2021	49.7	4.9
Current period provision for expected credit losses (a)	3.2	1.9
Write-offs charged against the allowance	(34.4)	(0.4)
Recoveries of amounts previously written off	0.6	—
Impacts of foreign currency exchange rates and other	(0.6)	(0.1)
Allowance for credit losses as of June 30, 2021	$18.5	$6.3

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2020	$20.4	$4.5
Current period provision for expected credit losses (a)	8.1	0.2
Write-offs charged against the allowance	(1.7)	(1.0)
Recoveries of amounts previously written off	0.3	—
Impacts of foreign currency exchange rates and other	(1.2)	—
Allowance for credit losses as of March 31, 2020	25.9	3.7
Current period provision for expected credit losses (a)	11.8	1.2
Write-offs charged against the allowance	(3.0)	(0.7)
Recoveries of amounts previously written off	0.9	—
Impacts of foreign currency exchange rates and other	0.3	0.6
Allowance for credit losses as of June 30, 2020	$35.9	$4.8
(a)	Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit related. The Company recognized losses that were not credit related of $13.7 million and $14.5 million for the three months ended March 31, 2021 and June 30, 2021, respectively, and $9.2 million and $11.5 million for the three months ended March 31, 2020 and June 30, 2020, respectively.

In addition, from time to time, the Company has made advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, amounts advanced to agents were $154.8 million and $135.9 million, respectively, and the related allowances for credit losses were immaterial.

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. The Company’s provision for credit losses on its available-for-sale securities during the three and

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

six months ended June 30, 2021 and 2020 and the related allowance for credit losses as of June 30, 2021 and December 31, 2020 were immaterial.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
June 30, 2021	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.0	$11.0	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,239.2	1,296.0	57.1	(0.3)	56.8
State and municipal variable-rate demand notes	150.2	150.2	—	—	—
Corporate debt securities	65.6	66.2	0.8	(0.2)	0.6
United States government agency mortgage-backed securities	43.4	45.0	1.6	—	1.6
Total available-for-sale securities	1,498.4	1,557.4	59.5	(0.5)	59.0
Total investment securities	$1,509.4	$1,568.4	$59.5	$(0.5)	$59.0

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2020	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$13.1	$13.1	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,234.1	1,303.9	69.8	—	69.8
State and municipal variable-rate demand notes	562.1	562.1	—	—	—
Corporate and other debt securities	71.6	72.8	1.2	—	1.2
United States government agency mortgage-backed securities	50.3	51.8	1.5	—	1.5
Total available-for-sale securities	1,918.1	1,990.6	72.5	—	72.5
Total investment securities	$1,931.2	$2,003.7	$72.5	$—	$72.5
(a)	The majority of these securities are fixed-rate instruments.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of June 30, 2021 (in millions):

Fair Value
Due within 1 year	$149.2
Due after 1 year through 5 years	632.8
Due after 5 years through 10 years	540.1
Due after 10 years	235.3
Total	$1,557.4

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $15.0 million and $135.2 million are included in the "Due within 1 year" and "Due after 10 years," categories, respectively, in the table above.

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

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
Income for the period (in millions)	Location	2021	2020	2021	2020
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$(0.1)	$0.3	$(0.2)	$0.9
Income tax expense	Provision for income taxes	—	—	—	(0.2)
Total reclassification adjustments related to investment securities, net of tax		(0.1)	0.3	(0.2)	0.7
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	(3.3)	4.2	(9.4)	10.8
Interest rate contracts	Interest expense	(0.2)	(0.1)	(0.4)	(0.3)
Interest rate contracts	Other income/(expense), net	—	—	0.7	—
Income tax expense	Provision for income taxes	—	—	—	(0.1)
Total reclassification adjustments related to cash flow hedges, net of tax		(3.5)	4.1	(9.1)	10.4
Amortization of components of defined benefit plans:
Actuarial loss	Other income/(expense), net	(3.0)	(3.1)	(6.1)	(6.1)
Income tax benefit	Provision for income taxes	0.7	1.0	1.3	1.7
Total reclassification adjustments related to defined benefit plans, net of tax		(2.3)	(2.1)	(4.8)	(4.4)
Total reclassifications, net of tax		$(5.9)	$2.3	$(14.1)	$6.7

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the components of AOCL, net of tax on the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)
Unrealized gains/(losses)	(16.0)	24.2	—	—	8.2
Tax benefit/(expense)	2.9	(0.9)	—	—	2.0
Amounts reclassified from AOCL into earnings, net of tax	0.1	5.6	—	2.5	8.2
As of March 31, 2021	45.3	(1.6)	(101.2)	(83.6)	(141.1)
Unrealized gains/(losses)	2.3	(6.2)	—	—	(3.9)
Tax benefit/(expense)	(0.2)	—	—	—	(0.2)
Amounts reclassified from AOCL into earnings, net of tax	0.1	3.5	—	2.3	5.9
As of June 30, 2021	$47.5	$(4.3)	$(101.2)	$(81.3)	$(139.3)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)
Unrealized gains	7.2	27.3	—	—	34.5
Tax expense	(1.1)	(0.3)	—	—	(1.4)
Amounts reclassified from AOCL into earnings, net of tax	(0.4)	(6.3)	—	2.3	(4.4)
As of March 31, 2020	30.4	17.1	(101.2)	(126.6)	(180.3)
Unrealized gains/(losses)	24.6	(15.1)	—	—	9.5
Tax benefit/(expense)	(4.8)	0.1	—	—	(4.7)
Amounts reclassified from AOCL into earnings, net of tax	(0.3)	(4.1)	—	2.1	(2.3)
As of June 30, 2020	$49.9	$(2.0)	$(101.2)	$(124.5)	$(177.8)

On July 22, 2021, the Company’s Board of Directors approved a plan to terminate and settle the Company’s frozen defined benefit pension plan, which was in an overfunded position as of June 30, 2021 and December 31, 2020. Upon termination and settlement, which is expected in the fourth quarter of 2021 and subject to required notices, filings, and reviews, the pre-tax balance in AOCL will be reclassified as a component of Total other income/(expense), net, with the related income tax effects recorded in Provision for income taxes, in the Condensed Consolidated Statements of Income.

Cash Dividends Paid

The Company’s Board of Directors declared quarterly cash dividends of $0.235 per common share in the first and second quarters of 2021, representing $192.5 million in total dividends. Of this amount $95.9 million was paid on June 30, 2021 and $96.6 million was paid on March 31, 2021. The Company’s Board of Directors declared quarterly cash dividends of $0.225 per common share in the first and second quarters of 2020, representing $184.9 million in total dividends. Of this amount, $92.5 million was paid on June 30, 2020 and $92.4 million was paid on March 31, 2020.

On July 22, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on September 30, 2021.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Share Repurchases

During the six months ended June 30, 2021 and 2020, 6.1 million and 8.5 million shares were repurchased for $150.0 million and $217.4 million, respectively, excluding commissions, at an average cost of $24.42 and $25.45, respectively. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of June 30, 2021, $632.6 million remained available under the share repurchase authorization approved by the Company’s Board of Directors through December 31, 2021. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2021, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2021 and December 31, 2020 were as follows (in millions):

June 30, 2021
Contracts designated as hedges:
Euro	$409.8
Canadian dollar	140.2
British pound	74.6
Australian dollar	64.7
Swiss franc	43.2
Japanese yen	38.6
Swedish krona	26.4
Other (a)	3.0
Contracts not designated as hedges:
Euro	$503.4
Mexican peso	110.5
British pound	70.6
Indian rupee	65.6
Philippine peso	47.1
Russian ruble	38.8
Australian dollar	37.9
Canadian dollar	29.6
Japanese yen	26.9
Other (a)	191.4

December 31, 2020
Contracts designated as hedges:
Euro	$428.9
Canadian dollar	131.9
British pound	71.9
Australian dollar	58.3
Swiss franc	41.1
Japanese yen	36.6
Other (a)	29.5
Contracts not designated as hedges:
Euro	$533.0
British pound	153.9
Mexican peso	105.0
Indian rupee	81.0
Canadian dollar	71.5
Australian dollar	68.1
Japanese yen	39.6
Philippine peso	35.2
Russian ruble	31.2
Indonesian rupiah	29.1
Swedish krona	26.0
Other (a)	151.5
(a)	Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions included in Revenues in the Company’s Condensed Consolidated Statements of Income were $87.4 million and $70.0 million for the three months ended June 30, 2021 and 2020, respectively, and $171.9 million and $157.5 million for the six months ended June 30, 2021 and 2020, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the majority of these derivative contracts have a duration at inception of less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $8.0 billion as of June 30, 2021 and December 31, 2020. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the Canadian dollar.

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

These treasury locks were terminated in the first quarter of 2021 in conjunction with the issuance of $600.0 million of aggregate principal amount of 1.350% unsecured notes due March 15, 2026 (“2026 Notes”). The Company received a total of $3.3 million upon termination, of which $2.6 million was deferred as a component of AOCL and will be amortized to Interest expense in the Condensed Consolidated Statements of Income over the term of the 2026 Notes. As a portion of the forecasted interest payments on the 2026 Notes will occur outside the time period originally specified at designation of the treasury locks as cash flow hedges, $0.7 million was recognized in Other income/(expense), net in the Condensed Consolidated Statements of Income, upon termination.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2021	2020	Location	2021	2020
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$20.1	$9.1	Other liabilities	$13.5	$24.9
Interest rate cash flow hedges	Other assets	—	—	Other liabilities	—	0.1
Total derivatives designated as hedges		$20.1	$9.1		$13.5	$25.0
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$245.8	$441.4	Other liabilities	$204.4	$402.5
Foreign currency	Other assets	8.9	2.8	Other liabilities	4.8	2.8
Total derivatives not designated as hedges		$254.7	$444.2		$209.2	$405.3
Total derivatives		$274.8	$453.3		$222.7	$430.3
(a)	In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions originally entered into with financial institution counterparties do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with financial institution counterparties to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align with the performance in the underlying derivatives business.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2021 and December 31, 2020 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the Condensed	in the Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Consolidated
June 30, 2021	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$158.8	$—	$158.8	$(109.6)	$49.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	116.0
Total	$274.8

December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$165.1	$—	$165.1	$(155.1)	$10.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	288.2
Total	$453.3

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset	Presented	Not Offset
	Amounts of	in the Condensed	in the Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Consolidated
June 30, 2021	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Net Amounts
Derivatives subject to a master netting arrangement or similar agreement	$148.5	$—	$148.5	$(109.6)	$38.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.2
Total	$222.7

December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$356.2	$—	$356.2	$(155.1)	$201.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.1
Total	$430.3

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

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency derivatives (a)	$(6.2)	$(15.1)	$14.7	$12.2
Interest rate derivatives	—	—	3.3	—
(a)	Gains/(losses) of $(0.3) million and $(0.7) million for the three months ended June 30, 2021 and 2020, respectively, and $(1.0) million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,
	2021		2020
		Interest		Interest
	Revenues	Expense	Revenues	Expense
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,289.7	$(25.6)	$1,114.7	$(29.3)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	(3.3)	—	4.2	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.6	—	2.8	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	(0.2)	—	(0.1)

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
	2021			2020
			Other
		Interest	Income/ (Expense),		Interest
	Revenues	Expense	net	Revenues	Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$2,499.7	$(54.0)	$28.6	$2,304.7	$(62.2)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	(9.4)	—	—	10.8	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	3.5	—	—	6.3	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	(0.4)	0.7	—	(0.3)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three and six months ended June 30, 2021 and 2020 (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives (a)	Location	2021	2020	2021	2020
Foreign currency derivatives (b)	Selling, general, and administrative	$1.9	$(3.1)	$17.9	$26.1
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

(b)	The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $(3.2) million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $(25.0) million and $(48.0) million for the six months ended June 30, 2021 and 2020, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on June 30, 2021 foreign exchange rates, an accumulated other comprehensive pre-tax loss of $3.7 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Commercial paper (a)	$265.0	$80.0
Notes:
3.600% notes due 2022 (b)	—	500.0
4.250% notes due 2023 (c)	300.0	300.0
2.850% notes due 2025 (c)	500.0	500.0
1.350% notes due 2026 (effective rate of 1.5%) (b)	600.0	—
2.750% notes due 2031 (effective rate of 2.9%) (b)	300.0	—
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Term loan facility borrowing (effective rate of 1.4%) (b)	300.0	950.0
Total borrowings at par value	3,015.0	3,080.0
Debt issuance costs and unamortized discount, net	(18.2)	(12.8)
Total borrowings at carrying value (d)	$2,996.8	$3,067.2
(a)	Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of June 30, 2021 had a weighted-average annual interest rate of approximately 0.2% and a weighted-average term of approximately 1 day.
(b)	See the Issuance of 2026 and 2031 Unsecured Notes section below for details of borrowings and repayments in 2021.
(c)	The difference between the stated interest rate and the effective interest rate is not significant.
(d)	As of June 30, 2021, the Company’s weighted-average effective rate on total borrowings was approximately 3.3%.

Issuance of 2026 and 2031 Unsecured Notes

On March 9, 2021, the Company issued $600.0 million of the 2026 Notes and $300.0 million of aggregate principal amount of 2.750% unsecured notes due March 15, 2031 (“2031 Notes”). Interest with respect to these notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. If a change of control triggering event occurs, holders of the 2026 Notes and 2031 Notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. The Company may redeem the 2026 Notes and the 2031 Notes, in whole or in part, at any time prior to February 15, 2026 and December 15, 2030, respectively, at the greater of par or a price based on the applicable treasury rate plus 15 and 25 basis points, respectively. The Company may redeem the 2026 Notes and the 2031 Notes at any time after February 15, 2026 and December 15, 2030, respectively, at a price equal to par, plus accrued interest. Proceeds from the 2026 Notes and 2031 Notes and cash, including cash generated from operations, were used to repay $650.0 million of the term loan facility in the first quarter of 2021 and $500.0 million of the aggregate principal amount of 3.600% unsecured notes due in March 2022 (“2022 Notes”) in the second quarter of 2021.

The cost associated with the early termination of the 2022 Notes, including the make-whole premium of $14.3 million, was recorded to Other income/(expense), net, during the three months ended June 30, 2021.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the Company’s maturities of notes and term loan at par value as of June 30, 2021 (in millions):

Due within 1 year	$—
Due after 1 year through 2 years	300.0
Due after 2 years through 3 years	300.0
Due after 3 years through 4 years	500.0
Due after 4 years through 5 years	600.0
Due after 5 years	1,050.0
Total	$2,750.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

13. Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2021 and 2020 is based on the estimated annual effective tax rate, in addition to discrete items. The Company’s effective tax rates on pre-tax income were 14.5% and 16.2% for the three months ended June 30, 2021 and 2020, respectively, and 12.7% and 14.3% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the Company’s effective tax rate for the three and six months ended June 30, 2021 compared to the prior periods was primarily due to changes in pre-tax earnings, including differences in the composition between high-tax and low-tax jurisdictions. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to the prior period was also impacted by increased discrete tax benefits in the current period. The Company derives its pre-tax income from both foreign and domestic sources. Certain portions of the Company’s foreign source income are subject to United States federal and state income tax as earned due to the nature of the income.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements and are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2021 and December 31, 2020 was $340.2 million and $340.7 million, respectively, excluding interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $329.1 million and $329.2 million as of June 30, 2021 and December 31, 2020, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Condensed Consolidated Statements of Income and records the associated liability in Income taxes payable in its Condensed Consolidated Balance Sheets. The Company recognized $2.3 million and $1.9 million of interest and

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

penalties during the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $0.7 million during the six months ended June 30, 2021 and 2020, respectively. The Company has accrued $29.7 million and $28.6 million for the payment of interest and penalties as of June 30, 2021 and December 31, 2020, respectively.

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

14. Stock-Based Compensation Plans

For the three months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $12.0 million and $5.3 million, respectively, resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $22.8 million and $17.8 million, respectively.

During the six months ended June 30, 2021, the Company granted 0.5 million options at a weighted-average exercise price of $23.91 and 2.7 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $23.65. As of June 30, 2021, the Company had 4.7 million outstanding options at a weighted-average exercise price of $19.55, of which 3.6 million options were exercisable at a weighted-average exercise price of $18.48. The Company had 7.1 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $22.27 as of June 30, 2021.

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

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group. See Note 16 for further information regarding this transaction.

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

The following table presents the Company’s segment results for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Consumer-to-Consumer	$1,127.1	$976.6	$2,178.0	$1,992.0
Business Solutions	99.3	79.4	195.8	177.8
Other	63.3	58.7	125.9	134.9
Total consolidated revenues	$1,289.7	$1,114.7	$2,499.7	$2,304.7
Operating income:
Consumer-to-Consumer	$233.8	$212.8	$439.9	$422.7
Business Solutions	10.9	1.3	23.5	15.2
Other	10.2	12.9	24.3	32.8
Total segment operating income	254.9	227.0	487.7	470.7
Restructuring-related expenses (Note 5)	—	(5.2)	—	(15.7)
Total consolidated operating income	$254.9	$221.8	$487.7	$455.0

16. Sale of Business Solutions Operations

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business, as described in Notes 1 and 15, to Goldfinch Partners LLC and The Baupost Group for $910 million in cash, subject to regulatory and working capital adjustments. The divestiture is expected to result in a gain on the sale and is subject to regulatory approval and other closing conditions. The divestiture is expected to be completed in two closings, with cash proceeds due on first closing. The first closing is expected to be completed during the first quarter of 2022 and to exclude the operations in the European Union and the United Kingdom. The second closing, comprised of the operations in the European Union and the United Kingdom, is currently expected by late 2022.

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

Overview

We are a leading provider of money movement and payment services, operating in two business segments:

●	Consumer-to-Consumer - Our Consumer-to-Consumer operating segment facilitates money transfers, which are sent from our retail agent locations worldwide or through websites and mobile devices, including our fast-growing money transfer transactions conducted and funded through websites and mobile applications marketed under our brands (“westernunion.com”) and transactions initiated on the internet and mobile applications hosted by our third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”). Our money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
●	Business Solutions - Our Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group, as further described below.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2021 compared to the same periods in 2020. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus a pandemic (“COVID-19”), and governments throughout the world instituted various actions such as lockdowns, stay-at-home orders, travel restrictions, and closures of non-essential businesses in an effort to reduce the spread of COVID-19. These actions negatively impacted both the demand for and our ability to offer our retail services, primarily in 2020, through a portion of our locations and our agent locations. However, since March 2020, we have also experienced significant revenue growth from westernunion.com and other digital transactions, as further described below. The duration and severity of the pandemic as well as the responses of government authorities to the pandemic, the macro economic consequences, and the impacts on consumer behavior are uncertain. We expect that our consolidated and segment results will continue to be impacted as long as such factors persist.

Our revenues and operating income for the three and six months ended June 30, 2021 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in an increase to revenues of $29.4 million and $30.3 million for the three and six months ended June 30, 2021, respectively, relative to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies positively impacted operating income by $7.8 million and $19.6 million for the three and six months ended June 30, 2021, respectively, relative to the corresponding periods in the prior year.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business, as described above, to Goldfinch Partners LLC and The Baupost Group for $910 million in cash, subject to regulatory and working capital adjustments. The divestiture is expected to result in a gain on the sale and is subject to regulatory approval and other closing conditions. The divestiture is expected to be completed in two closings, with cash proceeds due on first closing. The first closing is expected to be completed during the first quarter of 2022 and to exclude the operations in the European Union and the United Kingdom. The second closing, comprised of the operations in the European Union and the United Kingdom, is currently expected by late 2022.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	% Change	2021	2020	% Change
Revenues	$1,289.7	$1,114.7	16%	$2,499.7	$2,304.7	8%
Expenses:
Cost of services	755.0	662.2	14%	1,461.0	1,345.6	9%
Selling, general, and administrative	279.8	230.7	21%	551.0	504.1	9%
Total expenses	1,034.8	892.9	16%	2,012.0	1,849.7	9%
Operating income	254.9	221.8	15%	487.7	455.0	7%
Other income/(expense):
Interest income	0.3	0.8	(59)%	0.7	2.4	(70)%
Interest expense	(25.6)	(29.3)	(13)%	(54.0)	(62.2)	(13)%
Other income/(expense), net	30.5	(0.1)	(a)	28.6	(0.1)	(a)
Total other income/(expense), net	5.2	(28.6)	(a)	(24.7)	(59.9)	(59)%
Income before income taxes	260.1	193.2	35%	463.0	395.1	17%
Provision for income taxes	37.6	31.3	20%	58.7	56.5	4%
Net income	$222.5	$161.9	37%	$404.3	$338.6	19%
Earnings per share:
Basic	$0.54	$0.39	38%	$0.98	$0.82	20%
Diluted	$0.54	$0.39	38%	$0.98	$0.81	21%
Weighted-average shares outstanding:
Basic	409.3	411.5		410.5	412.9
Diluted	411.5	413.6		412.9	415.9
(a)	Calculation not meaningful.

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues and the significance of our Consumer-to-Consumer segment to our overall results, constant currency results have been provided in the table below for consolidated revenues and for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the same period of the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	% Change	2021	2020	% Change
Revenues, as reported - (GAAP)	$1,289.7	$1,114.7	16%	$2,499.7	$2,304.7	8%
Foreign currency impact (a)			(3)%			(1)%
Revenue change, constant currency adjusted - (Non-GAAP)			13%			7%
(a)	Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in an increase to revenues of $29.4 million and $30.3 million for the three and six months ended June 30, 2021, respectively, when compared to foreign currency rates in the corresponding periods in the prior year.

For the three and six months ended June 30, 2021, revenues increased when compared to corresponding periods in the prior year, primarily due to continued recovery from the negative impacts of COVID-19 on our prior year results as previously discussed above. For the three months ended June 30, 2021, we experienced transaction and revenue growth from our retail locations, and for the three and six months ended June 30, 2021, transactions and revenues from our Digital Money Transfer services, including from white label partnerships, continued to grow. We believe that our growth in Digital Money Transfer transactions for the six months ended June 30, 2021 was due, in part, to shifts in consumer behavior to send money through digital channels, including as a result of COVID-19. However, this growth rate decelerated during the second quarter of 2021 as a result of the strong growth in Digital Money Transfer transactions we experienced in the corresponding period in the prior year. Fluctuations in the exchange rates between the United States dollar and foreign currencies positively impacted revenue by 3% and 1% for the three and six months ended June 30, 2021, compared to the corresponding periods in the prior year.

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

Restructuring-Related Expenses

On August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our chief executive officer, reducing our headcount, and consolidating various facilities. We incurred approximately $150 million of total expenses through December 31, 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, facility closures, lease terminations, consulting, and other expenses. As of December 31, 2020, all expenses associated with this plan have been incurred and substantially all have been and will continue to be paid in cash. In 2020, the plan generated expense savings of more than $50 million. For 2021, we continue to expect the plan to generate expense savings of approximately $100 million, compared to our operating model in effect prior to this plan, which is our estimate and subject to change.

For the three and six months ended June 30, 2020, we incurred $5.2 million and $15.7 million of expenses, respectively, related to this plan. For the three and six months ended June 30, 2020, $0.8 million and $1.7 million, respectively, of these expenses were included in Cost of services, and $4.4 million and $14.0 million, respectively, of these expenses were included in Selling, general, and administrative in the Condensed Consolidated Statements of Income.

These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that we have previously incurred and can reasonably be expected to incur in the future.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and six months ended June 30, 2021. Cost of services increased for the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year due to increases in agent commissions in our Consumer-to-Consumer money transfer business, which generally vary with revenues, information technology costs, and bank fees associated with digital transactions.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year due to increases in employee-related expenses, including incentive compensation, marketing costs, and costs related to strategic initiatives, including for the review of mergers, acquisitions, and divestitures, partially offset by a reduction in restructuring-related expenses. The increase in employee-related expenses was also a result of reduced hiring that we implemented in response to COVID-19 in the prior year periods. For the six months ended June 30, 2021 compared to the corresponding period in the prior year, these increases were partially offset by fluctuations between the United States dollar and foreign currencies.

Total Other Income/(Expense), Net

Total other income/(expense), net during the three and six months ended June 30, 2021 when compared to the corresponding periods in the prior year benefited from a $47.9 million gain recorded from the sale of a substantial majority of the shares we held as a minority investor in a private company for cash proceeds of $50.9 million and a reduction in interest expense driven by lower average debt balances outstanding and a lower weighted-average interest rate on our outstanding debt. These benefits were partially offset by costs associated with the repayment of our 3.6% unsecured notes due in 2022.

On July 22, 2021, our Board of Directors approved a plan to terminate and settle our frozen defined benefit pension plan. Our defined benefit pension plan was in an overfunded position as of June 30, 2021 and December 31, 2020, which prompted us to explore other options with this retirement plan. Upon termination and settlement, which is expected in the fourth quarter of 2021 and subject to required notices, filings, and reviews, the pre-tax balance in Accumulated other comprehensive loss associated with the defined benefit pension plan, along with any related costs of the settlement, will be recorded as a component of Total other income/(expense), net, with the related income tax effects recorded in Provision for income taxes, in the Condensed Consolidated Statements of Income.

Income Taxes

Our provision for income taxes for the three and six months ended June 30, 2021 and 2020 is based on the estimated annual effective tax rate, in addition to discrete items. Our effective tax rates on pre-tax income were 14.5% and 16.2% for the three months ended June 30, 2021 and 2020, respectively and 12.7% and 14.3% for the six months ended June 30, 2021 and 2020, respectively. The decrease in our effective tax rate for the three and six months ended June 30, 2021 compared to the prior periods was primarily due to changes in pre-tax earnings, including differences in the composition between high-tax and low-tax jurisdictions. The decrease in our effective tax rate for the six months ended June 30, 2021 compared to the corresponding period in the prior year was also impacted by increased discrete tax benefits in the current period.

We have established contingency reserves for a variety of material, known tax exposures. As of June 30, 2021, the total amount of tax contingency reserves was $311.9 million, including accrued interest and penalties, net of related items.

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

Earnings Per Share

During the three months ended June 30, 2021 and 2020, both basic and diluted earnings per share were $0.54 and $0.39, respectively. During the six months ended June 30, 2021 and 2020, basic earnings per share were $0.98 and $0.82, respectively, and diluted earnings per share were $0.98 and $0.81, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2021 and 2020, there were 1.4 million and 2.6 million, respectively, and for the six months ended June 30, 2021 and 2020, there were 1.4 million and 1.8 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for both the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income and a lower number of shares outstanding. The lower number of shares outstanding is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group, as further described above.

During the three and six months ended June 30, 2020 we incurred $5.2 million and $15.7 million, respectively, of restructuring-related expenses, as further discussed above. While certain of these expenses may be identifiable to our segments, primarily to our Consumer-to-Consumer segment, they have been excluded from the measurement of segment operating income provided to the Chief Operating Decision Maker for purposes of assessing segment performance and decision making with respect to resource allocation.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consumer-to-Consumer	87%	88%	87%	86%
Business Solutions	8%	7%	8%	8%
Other	5%	5%	5%	6%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2021	2020	% Change	2021	2020	% Change
Revenues	$1,127.1	$976.6	15%	$2,178.0	$1,992.0	9%
Operating income	$233.8	$212.8	10%	$439.9	$422.7	4%
Operating income margin	21%	22%		20%	21%
Key indicator:
Consumer-to-Consumer transactions	78.0	68.0	15%	151.0	134.8	12%

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

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows, including Digital Money Transfer transactions, is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Digital Money Transfer transactions for the three and six months ended June 30, 2021 and 2020. Where reported separately in the discussion below, Digital Money Transfer, and its subset westernunion.com, consist of 100% of the transactions conducted and funded through those respective channels.

The table below sets forth revenue and transaction changes by geographic region compared to the same period in the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Revenue		Constant				Constant
	Growth,	Foreign	Currency		Revenue	Foreign	Currency
	as	Exchange	Revenue		Growth	Exchange	Revenue
	Reported -	Translation	Growth(a) -	Transaction	as Reported -	Translation	Growth(a) -	Transaction
	(GAAP)	Impact	(Non-GAAP)	Growth	(GAAP)	Impact	(Non-GAAP)	Growth
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	4%	0%	4%	3%	2%	0%	2%	2%
Europe and Russia/CIS ("EU & CIS")	18%	8%	10%	26%	13%	6%	7%	27%
Middle East, Africa, and South Asia ("MEASA")	19%	1%	18%	22%	9%	1%	8%	17%
Latin America and the Caribbean ("LACA")	70%	2%	68%	42%	29%	(3)%	32%	13%
East Asia and Oceania ("APAC")	20%	7%	13%	3%	14%	6%	8%	0%
Total Consumer-to-Consumer growth:	15%	3%	12%	15%	9%	2%	7%	12%

Digital Money Transfer(b)	22%	3%	19%	33%	32%	2%	30%	51%
westernunion.com(b)	18%	3%	15%	18%	27%	3%	24%	34%

(a)	Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.
(b)	Digital Money Transfer revenues have been included in the regions above. As noted above, westernunion.com is a subset of Digital Money Transfer and is included in the regions and Digital Money Transfer revenues.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	41%	37%	40%
EU & CIS	33%	32%	33%	32%
MEASA	15%	15%	15%	15%
LACA	9%	6%	9%	7%
APAC	6%	6%	6%	6%

Digital Money Transfer, which is included in the regional percentages above, represented approximately 24% and 22% of our Consumer-to-Consumer revenues for the three months ended June 30, 2021 and 2020, respectively, and 23%, and 19% for the six months ended June 30, 2021 and 2020, respectively.

Our consumers transferred $27.9 billion and $21.9 billion in Consumer-to-Consumer principal for the three months ended June 30, 2021 and 2020, of which $26.6 billion and $20.7 billion related to cross-border principal for the same corresponding periods described above, respectively. Our consumers transferred $53.6 billion and $42.5 billion in Consumer-to-Consumer principal for the six months ended June 30, 2021 and 2020, of which $51.1 billion and $39.8 billion related to cross-border principal for the same corresponding periods described above, respectively. The increase in principal and cross-border principal transferred during the three and six months ended June 30, 2021 compared to the corresponding period in the prior year was primarily attributable to growth in Digital Money Transfer and continued recovery in our retail services. Consumer-to-Consumer principal is the amount of consumer funds transferred to the designated recipient. Cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer principal and cross-border principal are metrics used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer-to-Consumer money transfer revenue and transactions both increased 15% for the three months ended June 30, 2021, and revenue increased 9% and transactions increased 12% for the six months ended June 30, 2021 compared to the corresponding periods in the prior year. For the three and six months ended June 30, 2021, revenues increased when compared to corresponding periods in the prior year, primarily due to continued recovery from the  negative impacts of COVID-19 on our prior year results as previously discussed above. For the three months ended June 30, 2021, we experienced transaction and revenue growth from our retail locations, and for the three and six months ended June 30, 2021, transactions and revenues from our Digital Money Transfer services, including from white label partnerships, continued to grow. We believe that our growth in Digital Money Transfer transactions for the six months ended June 30, 2021 was due, in part, to shifts in consumer behavior to send money through digital channels, including as a result of COVID-19. However, this growth rate decelerated during the second quarter of 2021 as a result of the strong growth in Digital Money Transfer transactions we experienced in the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, positively impacted revenue by 3% and 2% for the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year. The spread between transaction and revenue growth for the six months ended June 30, 2021 compared to the corresponding period in the prior year was primarily due to growth in Digital Money Transfer, including in our digital white label partnerships, which have a lower revenue per transaction than Western Union branded transactions.

In our Consumer-to-Consumer regions, NA revenue increased for the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year, primarily due to cross-border transaction growth, partially offset by declines in transactions sent and received within the United States and in transactions sent from the United States to Cuba, as these money transfer services were suspended in the fourth quarter of 2020. For the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year, the EU & CIS region experienced strong revenue growth in France, the United Kingdom, and Russia, and transaction volumes for both the EU & CIS and MEASA regions continued to benefit from growth in Digital Money Transfer, including white label partnerships. The revenue growth in both the APAC and LACA regions was primarily due to an increase in principal transferred during the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year. Digital Money Transfer revenue, including westernunion.com, increased during the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year due to an increase in digital transaction volumes, partially offset by price reductions.

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

Operating Income

Consumer-to-Consumer operating income increased 10% and 4% for the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year primarily due to the increase in revenues, as discussed above, partially offset by increases in information technology costs, employee-related expenses, including incentive compensation, and marketing costs. The increase in employee-related expenses was also a result of reduced hiring that we implemented in response to COVID-19 in the prior year periods. For the six months ended June 30, 2021 compared to the corresponding period in the prior year, operating income also increased due to fluctuations in the United States dollar compared to foreign currencies.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	% Change	2021	2020	% Change
Revenues	$99.3	$79.4	25%	$195.8	$177.8	10%
Operating income	$10.9	$1.3	(a)	$23.5	$15.2	55%
Operating income margin	11%	2%		12%	9%

(a)	Calculation not meaningful.

Revenues

Business Solutions revenue increased 25% and 10% for the three and six months ended June 30, 2021 and 2020, respectively, compared to the corresponding periods in the prior year primarily due to an increase in payment services activity. We believe this increase resulted from the continued recovery from the downturn in economic activity and trade caused by the negative impacts of COVID-19 on our prior year results. Fluctuations in the exchange rates between the United States dollar and foreign currencies positively impacted revenue by 9% and 7% for the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year.

Operating Income

For the three and six months ended June 30, 2021, the increase in operating income and operating income margin when compared to the corresponding period in the prior year was primarily due to the increase in revenues, as discussed above, partially offset by an increase in employee-related expenses, including as a result of reduced hiring that we implemented in response to COVID-19 in the prior year periods.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services.

The following table sets forth Other results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2021	2020	% Change	2021	2020	% Change
Revenues	$63.3	$58.7	8%	$125.9	$134.9	(7)%
Operating income	$10.2	$12.9	(20)%	$24.3	$32.8	(25)%
Operating income margin	16%	22%		19%	24%

Revenues

Other revenue increased 8% for the three months ended June 30, 2021 compared to the corresponding period in the prior year due to an increase in transaction volumes in our cash-based bill payments services offered at retail locations, in part due to continued recovery from the negative impacts of COVID-19 on our prior year results as previously discussed above, partially offset by the strengthening of the United States dollar against the Argentine peso. Other revenue decreased 7% for the six months ended June 30, 2021 compared to the corresponding periods in the prior year, primarily due to the strengthening of the United States dollar against the Argentine peso.

Operating Income

Other operating income decreased for the three and six months ended June 30, 2021 compared to the corresponding periods in the prior year primarily due to an increase in costs associated with strategic initiatives, including for the review of mergers, acquisitions, and divestitures. For the six months ended June 30, 2021, Other operating income also decreased compared to the corresponding period in the prior year due to a decrease in revenues, as discussed above.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of June 30, 2021, we had no outstanding borrowings on our Revolving Credit Facility and $265.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $1,061.4 million and $1,428.2 million, respectively. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,557.4 million and $1,990.6 million as of June 30, 2021 and December 31, 2020, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2021, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities slightly increased to $349.5 million during the six months ended June 30, 2021, from $347.8 million in the corresponding period in the prior year. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

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

Proceeds from the 2026 Notes and 2031 Notes and cash, including cash generated from operations, were used to repay $650.0 million of the term loan facility in the first quarter of 2021 and $500.0 million of the aggregate principal amount of 3.600% unsecured notes due in March 2022 (“2022 Notes”) in the second quarter of 2021.

As of June 30, 2021, we have outstanding borrowings at par value of $3,015.0 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2023 to 2040. Our borrowings also include our floating rate term loan.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of June 30, 2021, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit

Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $265.0 million of commercial paper borrowings outstanding as of June 30, 2021. Our commercial paper borrowings as of June 30, 2021 had a weighted-average annual interest rate of approximately 0.2% and a weighted-average term of approximately 1 day. During the six months ended June 30, 2021, the average commercial paper balance outstanding was $107.3 million, and the maximum balance outstanding was $510.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

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

Investment in Saudi Digital Payments Company

On May 25, 2021, we amended our agreement dated November 21, 2020 to acquire an ownership interest in Saudi Digital Payments Company (“stc pay”), a subsidiary of Saudi Telecom Company and one of our Consumer-to-Consumer digital white label partners. Under the terms of the amended agreement, we have agreed to invest up to $200.0 million (“Purchase Price”) for up to a 15% investment in stc pay (“Investment”), and this transaction is expected to close in the second half of 2021. For regulatory purposes, the Purchase Price was deposited into an external, restricted account during the second quarter of 2021 in expectation of completing the Investment.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $145.3 million and $84.2 million for the six months ended June 30, 2021 and 2020, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

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

Share Repurchases and Dividends

During the six months ended June 30, 2021 and 2020, 6.1 million and 8.5 million shares were repurchased for $150.0 million and $217.4 million, respectively, excluding commissions, at an average cost of $24.42 and $25.45, respectively. As of June 30, 2021, $632.6 million remained available under the share repurchase authorization approved by our Board of Directors through December 31, 2021.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in the first and second quarters of 2021, representing $192.5 million in total dividends. On July 22, 2021, our Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on September 30, 2021.

Material Cash Requirements

Debt Service Requirements

Our 2021 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes and term loan is in 2023.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $541 million remained as of June 30, 2021. We have elected to pay this liability in periodic installments through 2025 and paid $63.4 million during the second quarter of 2021. Under the terms of the law, we are required to pay the remaining installment payments as summarized in the Capital Resources and Liquidity discussion located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $460 million in outstanding letters of credit and bank guarantees as of June 30, 2021 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. We expect to renew most of our letters of credit and bank guarantees prior to expiration.

As of June 30, 2021, our total amount of unrecognized income tax benefits was $368.7 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

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

In our Annual Report on Form 10-K for the year ended December 31, 2020, we disclosed that the fair value of the Business Solutions reporting unit was sensitive to changes in projections for revenue growth rates and EBITDA margins, quantified the decrease in the projected revenue growth rate that would result in the fair value of the reporting unit approximating its carrying value, and described key factors impacting our ability to achieve the projected revenue growth and EBITDA margins. The reporting unit's fair value continues to be sensitive to changes in projected revenue growth rates and EBITDA margins, which are impacted by these same factors. As of June 30, 2021, the Business Solutions reporting unit had goodwill of $532.0 million.

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

As of June 30, 2021, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $40 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of June 30, 2021 of approximately $3.1 billion. Approximately $1.7 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of June 30, 2021, we had a total of $300.0 million of borrowings under our term loan that are subject to floating interest rates. The interest on these borrowings is calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. Borrowings under our commercial paper program mature in such a short period that the financing is also effectively floating rate. As of June 30, 2021, there were $265.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of June 30, 2021, our weighted-average effective rate on total borrowings was approximately 3.3%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $6 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on June 30, 2021. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2021 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $17 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2021, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, we transitioned a majority of our money transfer settlement processes to our new global platform, and in future periods, we will continue to transition the remaining processes, primarily including money transfers sent from the United States and Canada. As a result of this transition, certain changes to our processes and procedures resulted in changes to our internal controls over financial reporting. While we expect the new platform will strengthen our internal financial controls by standardizing settlement processes across our organization and providing functional enhancements, management will continue to evaluate and monitor our internal controls as additional phases of the transformation are implemented. For further discussion of the risks associated with interruptions in our systems, see risk factor, “Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant adverse effect on our business” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2021, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity/(deficit) for the three-month and six-month periods ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 4, 2021

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 7, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2021:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
April 1 - 30	651,129	$25.71	648,426	$690.9
May 1 - 31	640,890	$24.93	636,929	$675.0
June 1 - 30	1,769,113	$24.09	1,761,991	$632.6
Total	3,061,132	$24.61	3,047,346

(a)   These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

(b)   On February 28, 2019, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2021, of which $632.6 million remained available as of June 30, 2021. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5-1. A Rule 10b5-1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date: August 4, 2021	By:	/s/ Hikmet Ersek
Hikmet Ersek
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Raj Agrawal
Raj Agrawal
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2021	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)