Form 10-K
period 2021-12-31
Western Union CO
filed 2022-02-24
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☑

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.2 billion based on the closing sale price of $22.97 of the common stock as reported on the New York Stock Exchange.

As of February 18, 2022, 393,527,543 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2022 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10‑K.

Auditor Name:	Ernst & Young LLP	Auditor Location:	Denver, Colorado

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K and materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “targets,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook,” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of the Annual Report on Form 10‑K of The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Part I, Item 1A, Risk Factors and throughout this Annual Report on Form 10‑K. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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
•
failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including digital, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies and related exchanges and protocols, and other innovations in technology and business models;
•
geopolitical tensions, political conditions, and related actions, including trade restrictions and government sanctions, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents, clients, or other partners;
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
•
adverse rating actions by credit rating agencies;
•
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
•
increased costs or loss of business due to regulatory initiatives and changes in laws, regulations, and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, and immigration;
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

The Western Union® brand is globally recognized and represents speed, reliability, trust, and convenience. Our Consumer-to-Consumer money transfer service enables people to use our well-recognized brand to send money around the world, usually within minutes. As of December 31, 2021, our global network included approximately 600,000 agent locations in more than 200 countries and territories and many Western Union branded or partner websites in a growing number of countries and territories. Each location in our agent network is capable of facilitating a consumer’s use of one or more of our services, with the substantial majority offering a Western Union branded service. As of December 31, 2021, more than 65% of our agent locations had conducted money transfer activity in the previous 12 months.

Our Business Solutions services facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The significant majority of our Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, as further discussed below.

We believe that brand strength, size and reach of our global network, convenience, reliability, and value for the price paid have been important to the growth of our business. As we continue to seek to meet the needs of our customers for fast, reliable, and convenient global money movement and payment services, with a continued focus on regulatory compliance, we are also working to provide consumers and our business clients with access to an expanding portfolio of payment and other financial services and to expand the ways our services can be accessed.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions.

All businesses and other services that have not been classified in these segments are reported as Other, which primarily includes our bill payment services, which facilitate payments from consumers to businesses and other organizations. In May 2019, we sold a substantial majority of our United States based electronic bill payment services, as discussed below. Our money order and other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other.

The table below presents the components of our consolidated revenue.

	Year Ended December 31,
	2021	2020	2019
Consumer-to-Consumer	87%	87%	83%
Business Solutions	8%	8%	7%
Other	5%	5%	10%
	100%	100%	100%

No individual country or territory outside the United States accounted for more than approximately 7% of our consolidated revenue for each of the years ended December 31, 2021, 2020, and 2019.

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Money transfers from one consumer to another are the core of our business, representing 87% of our total consolidated revenues for 2021. A substantial majority of these transfers were cross-border transactions. Our money transfer service is mainly conducted through our retail agent locations worldwide but also includes our fast-growing money transfer transactions conducted and funded through websites and mobile applications marketed under our brands (“westernunion.com”) and transactions initiated on internet and mobile applications hosted by our third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”). This segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Digital Money Transfer transactions in these regions, including transactions from our arrangements with financial institutions and other third parties to enable such entities to offer money transfer services to their own customers under their brands, as further discussed below. By means of common processes and systems, these regions, including Digital Money Transfer, create one interconnected global network for consumer transactions, thereby constituting one Consumer-to-Consumer money transfer business and one operating segment.

Operations

Our revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, the difference between the exchange rate we set to the consumer and the rate available in the wholesale foreign exchange market, and speed of service, as applicable.

In a typical money transfer transaction, a consumer provides information, either at one of our agent or subagent locations or online, specifying, among other things, the name and other identifying information regarding the recipient and the principal amount of the transfer. The consumer also provides funds for the transaction, including fees. Certain of these processes are streamlined for consumers who participate in our loyalty programs or are registered westernunion.com customers. This information is entered into our money transfer system, and the funds are made available for pick-up by the recipient within our system, usually within minutes, in the country or territory specified by the consumer, or paid into the designated account of the recipient. In some jurisdictions, the principal and fees are not collected until after the presentation of our written disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. Consumers then receive a unique identifying number assigned by our system, which the consumer must communicate to the recipient in order to obtain the principal. The recipient generally enters an agent location in the designated receiving country or territory, presents the unique identifying number and identification, where applicable, and is paid the transferred amount by our agent based on the information in our system. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the recipient’s institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction, the send and receive country or territory, speed of service, and channel.

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

No individual country or territory outside the United States accounted for more than approximately 8% of this segment’s revenue during all periods presented.

Services

We offer money transfer services in more than 200 countries and territories, with a number of options for sending funds that provide consumers convenience and choice, through both our retail and Digital Money Transfer channels.

•
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

Distribution and Marketing Channels

We offer our Consumer-to-Consumer services around the world primarily through our global network of agents and sub-agents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations as well as smaller independent retail locations, which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and leverage this local knowledge to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents and partners globally have been with us for more than 20 years, on average, and in 2021, these long-standing relationships accounted for transactions that generated approximately 55% of our Consumer-to-Consumer revenue. No individual agent or partner accounted for greater than 10% of the segment’s revenue during all periods presented.

We provide our agents with access to our multi-currency, real-time money transfer processing systems, which are used to originate and pay money transfers. Our systems and processes enable our agents to pay money transfers in over 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the point-of-sale presence and facilitate the interface with Western Union required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support, and consumer relationship management to our agents, as well as compliance training and related support. Some of our agents outside the United States manage subagents. We refer to these agents as superagents. Although the subagents are under contract with these superagents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations. Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card or account payout options. While we typically perform services under the Western Union brand, in certain geographic regions, we operate under other brands targeted to the local market.

We market our services to consumers in a number of ways, directly and indirectly through our agents and their subagents, leveraging promotional activities, grassroots, direct-to-consumer communications, and digital advertising. Our marketing strategy includes the “My WUSM” loyalty program, which is available in certain countries and territories. This program offers consumers faster service at the point-of-sale and the opportunity to earn points on eligible products, such as money transfers and bill payments, and channels (including westernunion.com and mobile applications) that can be redeemed for rewards, such as reduced transaction fees. Redemption activity has been insignificant to the results of our operations.

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

Industry Trends

Trends in the volume of cross-border money transfer activity correlate with migration, global economic opportunity and related employment levels worldwide. A significant trend that continues to impact the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing, consumer protection, consumer privacy, data protection, and information security. Regulations require money transfer providers, banks, and other financial institutions to develop systems to prevent, detect, monitor, and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and businesses to use money transfer services, either of which could have an adverse effect on money transfer providers’ revenues and operating income. For further discussion of the regulatory impact on our business, see the Regulation discussion in this section, Part I, Item 1A, Risk Factors, and the Enhanced Regulatory Compliance section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents.

We are seeing increased competition from, and increased market acceptance of, electronic, mobile, and internet-based money transfer services as well as digital currencies, including cryptocurrencies. This trend accelerated in recent years, as consumers responded to the COVID-19 pandemic by sending money increasingly through digital channels. We believe this shift in consumer preference will continue, resulting in an increasing proportion of remittances being sent through digital means in the future.

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
•
Digital channels - Digital money transfer service providers, including certain payment providers, allow consumers to send and receive money digitally using the internet or through mobile devices. Digital channels also include digital wallets, digital currencies, including cryptocurrencies, cryptocurrency exchanges, and social media and other predominantly communication or commerce-oriented platforms that offer money transfer services.

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
•
Alternative channels - Alternative channels for sending and receiving money include mail and commercial courier services and card-based options, such as ATM cards and stored-value cards.

We believe the most significant competitive factors in Consumer-to-Consumer remittances relate to the overall consumer value proposition, including brand recognition, trust, reliability, consumer experience, price, speed of delivery, distribution network, variety of send and receive payment methods, and channel options.

Business Solutions Segment

In our Business Solutions segment, which represented 8% of our total consolidated revenues for 2021, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the "Buyer") for cash consideration of $910 million, subject to regulatory and working capital adjustments. The divestiture is expected to result in a gain on the sale and is subject to regulatory approval and other closing conditions. The sale is expected to be completed in two primary closings, with the entirety of the cash consideration due at the first closing. The expected gain on the sale will be recognized at each closing, based on the book values and fair values of the operations sold at each closing. The first closing is expected to be completed during the first quarter of 2022 and to primarily exclude the operations in the European Union and the United Kingdom. The second closing is currently expected by late 2022, pending required regulatory approvals. During the period between the closings, we will pay to the Buyer a measure of profit of the European Union and United Kingdom operations, adjusted for the provision for income taxes, occupancy charges for employees of the Buyer using our facilities, and other items.

Operations

The significant majority of our revenue in this segment is derived from foreign exchange resulting from the difference between the exchange rate set by us to the customer and the rate available in the wholesale foreign exchange market. The significant majority of Business Solutions revenue was generated outside the United States during all periods presented.

Services

The significant majority of our Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. For certain industries such as educational institutions, financial institutions, and law firms, we provide tailored payment solutions. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments, which usually generate higher revenue per transaction than spot payments. Payments are made predominantly through electronic transfers, wire transfers, or checks.

Distribution and Marketing Channels

Business Solutions services are offered primarily through digital channels, including through the internet and third-party channels, and over the phone. Internet services are marketed through websites as well as, from time to time, co-branding arrangements with third-party websites.

Customer relationships are a core component of business payment services. No individual customer accounted for greater than 10% of this segment’s revenue.

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

Other

Our remaining businesses and services, which primarily consist of our bill payment services in Argentina and the United States and money order services, are included in Other, which also includes certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures. Other revenue is derived primarily from transaction fees paid by customers and billers and represented 5% of our total consolidated revenues for 2021.

Our bill payment services provide fast and convenient options to make payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, and government agencies. Generally, these bill payment services are initiated by consumers making a cash payment at an agent or at a Company-operated location. We believe our business partners, who receive payments through our services, benefit from their relationship with Western Union, as it provides them with real-time or near real-time posting of their customers’ payments. In many circumstances, our relationships with business partners also provide them with an additional source of income and reduce their expenses for handling of payments.

On February 28, 2019, we entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell our United States electronic bill payment business known as “Speedpay,” which had been included as a component of Other in our segment reporting. We received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million in the all-cash transaction that closed on May 9, 2019.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Intellectual Property

The Western Union® and WU® trademarks and service marks and the Company’s Black & Yellow trade dress are used and/or registered worldwide and are material to our Company. We offer money transfer services under the Western Union®, Orlandi Valuta®, and Vigo® brands. We also provide various payment and other services under many brands and product names, including Western Union Business SolutionsSM, Pago Fácil®, Quick Collect®, Quick PaySM, Pay@WUSM, Quick Cash®, My WUSM, WU+SM, and Western Union Convenience Pay®. Our operating results have allowed us to invest significantly each year to support our brands, and in some regions, our agents have also contributed financial resources to assist with marketing our services. Additionally, we own patents and patent applications covering various aspects of our products and services, covering a broad range of technologies, including those related to money transfer, compliance analytics, fraud prevention, and mobile applications. We also own a number of application programming interfaces.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities, and many other countries and jurisdictions, including the EU. These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection, and information security. Failure by Western Union, our agents or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services, the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, and/or the seizure of our assets. For example, in early 2017, we entered into a Deferred Prosecution Agreement with the United States Department of Justice and certain United States Attorney’s Offices (the “DPA”), a Stipulated Order for Permanent Injunction and Final Judgment (the “FTC Consent Order”) with the United States Federal Trade Commission (“FTC”), a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), and settlement agreements with various state attorneys general (collectively, the “Joint Settlement Agreements”), and in early 2018, we agreed to a consent order which resolved a matter with the New York State Department of Financial Services (the “NYDFS Consent Order”). For further discussion of these agreements, please see Part I, Item 1A, Risk Factors - “Our business is the subject of consent agreements with or enforcement actions by regulators.”

We have developed and continue to enhance our global compliance programs, including our anti-money laundering program, comprised of policies, procedures, systems, and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices, including heightened regulatory focus on compliance with anti-money laundering or fraud prevention requirements. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our agent network on regulatory compliance. Our money transfer and payment service networks operate through agents in most countries, and, therefore, there are limitations on our legal and practical ability to completely control those agents’ compliance activities.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the “BSA”), and similar laws and regulations in the United States and abroad. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements may also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents and subagents inside and outside the United States, and certain states in the U.S. also require money transfer companies to conduct similar due diligence reviews. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent settlement agreements being reached with Western Union, other money transfer providers, and several large financial institutions. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order.

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

In the United States, almost all states license certain of our services, and many exercise authority over the operations of certain aspects of our business and, as part of this authority, regularly examine us. Many states require us to invest the principal of outstanding money orders, money transfers, or payments in highly-rated, investment grade securities, and our use of such investments is restricted to satisfying outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities in compliance with these regulations. The substantial majority of our investment securities, classified within Settlement assets in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

These licensing laws also cover matters such as government approval of controlling shareholders and senior management of our licensed entities, regulatory approval of agents and in some instances their locations, consumer disclosures and the filing of periodic reports by the licensee, and they may require the licensee to demonstrate and maintain certain net worth levels. Many U.S. states also require money transfer providers and their agents to comply with federal and/or state anti-money laundering laws and regulations. There are different shareholding thresholds that may require prior regulatory approval in connection with certain licenses our subsidiaries hold in the United States and outside of the United States. As such, any person who intends to acquire 10% or more of the total equity interest of our company may be required to obtain prior approval from (or rebut the presumption that such person will become a controlling shareholder with) one or more of our regulators. In addition, certain of our licensed entities are required to make prior notification and seek prior approval from our regulators when certain shareholding thresholds are exceeded.

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

Under our PSD2 license and local EU member states’ implementing legislation and associated regulatory supervisory powers, we are responsible for the regulatory compliance of our agents and their subagents. We are also subject to requirements such as capital and safeguarding rules, certain consumer protection requirements, information technology, and operational security risk management requirements, outsourcing oversight requirements, and periodic regulatory examinations similar to those in the United States. These rules have resulted in increased compliance and agent monitoring costs and the increased risk of adverse regulatory action against us resulting from the actions of our agents in those areas. In addition to increasing our compliance costs, PSD2 increases the regulatory supervision and enforcement associated with non-compliance with it and the associated increasing body of applicable European Banking Authority guidelines and regulatory technical standards. PSD2 may also result in increased competition arising from other service providers utilizing the enhanced payment initiation and account information access provisions or by our failure to utilize those provisions to innovate our own service offerings. We continue to monitor the impact on our business of PSD2 and associated regulatory guidelines and technical standards, including indicators of changes in the payment services market such as competition from new payment and electronic money license authorizations, including those by multinational online service and technology companies.

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

In view of the departure of the United Kingdom ("UK") from the EU on January 31, 2020 ("Brexit"), to ensure that our operations will continue in the UK, we set up a new payment institution to conduct money remittance in the UK, which was authorized by the Financial Conduct Authority in April 2019 and presently offers retail money transfer services via UK agents. We also applied for the UK branch of our Austrian banking subsidiary to be authorized by the UK Prudential Regulation Authority ("PRA") as a Third Country Branch (i.e., a UK branch of a non-UK bank) in order to continue to conduct our UK Business Solutions and Digital Money Transfer operations. In the period from December 31, 2020 until the date of the UK branch being authorized, it will operate under the Temporary Permissions Regime introduced in the UK. This UK branch will be subject to certain additional UK regulatory requirements upon authorization. Further, as a result of Brexit, including under the terms of any new regulatory authorizations we have and may obtain, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services.

Regulators worldwide are exercising heightened supervision of money transfer providers and banks' relationships with money transfer providers and requiring increasing efforts to ensure compliance. As a result, we continue to incur significant compliance costs related to customer, agent, and subagent due diligence, verification, transaction approval, disclosure, and reporting requirements, including requirements to report transaction data to a greater extent or frequency than previously required, along with other requirements that have had and will continue to have a negative impact on our financial condition and results of operations.

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
•
impose additional reporting or recordkeeping requirements or require enhanced transaction monitoring;
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
•
impose more stringent information technology, cybersecurity, data, and operational security requirements on us or our agents and their subagents, including relating to data transfers and the use of cloud infrastructure;
•
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

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the EU and in the UK, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivatives contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will result in additional costs or impact the way we conduct our hedging activities. For further discussion of these risks, see Part I, Item 1A, Risk Factors - “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities and could adversely affect our financial condition, results of operations, and cash flows.” Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business.

Additionally, the regulatory regimes for derivatives in the United States, the EU, and the UK, such as under the Dodd-Frank Act and the European Markets in Financial Instruments Directive known as “MiFID II,” are continuing to evolve. Any changes to such regimes, or our designation or the implementation of new rules under these regimes, such as future registration requirements and increased regulation of derivatives contracts, may result in additional costs to our business. Other jurisdictions outside the United States, the EU, and the UK are considering, have implemented, or are implementing regulations similar to those described above, and these will result in greater costs to us as well. Moreover, as a result of Brexit, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions, or limitations on our business could adversely affect our operations and financial results.

Unclaimed Property Regulations

Our Company is subject to unclaimed property laws in the United States and in certain other countries, and our agents are subject to unclaimed property laws in some jurisdictions. These laws require us or our agents, as applicable, to turn over to certain government authorities the property of others held by our Company that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We hold property subject to unclaimed property laws, and we have an ongoing program designed to help us comply with these laws. We are subject to audits with regard to our escheatment practices. For further discussion of the risks associated with unclaimed property, see Part I, Item 1A, Risk Factors - “We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows.”

Privacy Regulations and Information Security Standards

We must collect, transfer, disclose, use, and store personal information in order to provide our services. These activities are subject to information security, data privacy, data protection, data breach, and related laws and regulations in the United States, the EU, and many other countries in which we provide services. These laws and requirements continue to evolve and may become increasingly challenging to comply with.

In the United States, federal data privacy laws such as the federal Gramm-Leach-Bliley Act and various state laws, such as data privacy and breach laws, apply to a broad range of financial institutions including money transfer providers like Western Union and to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission (“FTC”), which has jurisdiction over companies such as Western Union, has brought numerous enforcement actions, resulting in multi-year settlements, against companies whose privacy or data security practices allegedly violated the law. We are also subject to privacy and data breach laws in various states, such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA imposes heightened data privacy requirements on companies that collect information from California residents and creates a broad set of privacy rights and remedies modeled in part on the GDPR, as discussed below. The FTC, the CFPB, and some states continue to investigate companies’ privacy practices including those related to online and mobile applications. Most state laws require notification to be provided to affected individuals, state authorities, and consumer reporting agencies, in the event of a breach of certain types of personal data contained in electronic systems and, in some cases, physical documents. Such notification requirements may be subject to various factors, including the level of encryption, the data elements involved in the incident, and the potential harm to individuals, including consumers, employees, and other individuals. In addition, we are also subject to United States federal reporting requirements in connection with some such incidents.

Increasingly, data protection laws of countries outside of the United States are having a significant impact on our operations and the manner in which we provide our services. The EU has been particularly active in regulating the collection, transfer, disclosure, use, storage, and other processing of personal information, and the EU’s approach is frequently followed by other jurisdictions. The trend in this area is one of increasingly more stringent regulation, particularly with the EU’s GDPR. The GDPR imposes additional obligations upon our businesses and presents the risk of substantially increased penalties for non-compliance, including the possibility of not only fines but also enforcement action that may require an organization to cease certain of its data processing activities. We have incurred and we expect will continue to incur expenses to meet the obligations of the GDPR, which continue to evolve through national and EU case law, guidance and enforcement actions from data protection regulators, and developing best practices. The GDPR and other supranational, national, and provincial laws throughout the world are not uniform, but typically include one or more of the following objectives: (i) regulating the collection, transfer (including in some cases, the transfer outside of the country or region of collection), processing, storage, use and disclosure of personal information, (ii) requiring clear and transparent notice to individuals of the processing of their personal information and our privacy practices, (iii) providing for certain access, correction, deletion, and other privacy and related rights of individuals with respect to their personal information, and (iv) restricting the use or disclosure of personal information for secondary purposes such as marketing. A significant number of these data protection laws outside of the United States require us to provide, under certain circumstances, notification to affected individuals, data protection authorities, and/or other regulators in the event of a data breach.

Once finalized and adopted, the proposed, pending e-Privacy Regulation in the EU will replace the current e-Privacy Directive and is expected to introduce a new privacy legal framework for electronic communications, including direct marketing communications and the use of cookies and tracking technologies. The new regulation is likely to include fines for non-compliance in line with those in the GDPR.

An emerging trend is the increase in data localization laws which require either that personal information be hosted on local servers or that organizations restrict the transfer of personal information outside of national borders. These laws present operational and technology challenges that can require companies to make significant changes to the management of personal information and can increase our costs and impact our ability to process personal information. These laws may also restrict or limit our ability to process transactions using centralized databases, including cloud computing infrastructure and software, for example, by requiring that transactions be processed using a database maintained in a particular country or region.

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

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing, and pursuant to legal obligations and authorizations, we make information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, we have experienced an increasing number of data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or to reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory goals, including the prevention of money laundering, terrorist financing, and identity theft and the protection of the individual’s right to privacy, may conflict or otherwise present challenges, and the law in these areas is not consistent or settled. The legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage.

For further discussion of risks related to current and proposed data privacy and security laws and regulations, see Part I, Item 1A, Risk Factors - “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations, and financial condition.”

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

London Interbank Offered Rate ("LIBOR") Transition

In July 2017, the Financial Conduct Authority in the UK, which regulates LIBOR, publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. In March 2021, the Financial Conduct Authority issued an update announcing that certain LIBOR settings will continue to be published after 2021, including commonly utilized United States dollar ("USD") LIBOR settings which will continue to be published through June 2023. These announcements have ended certain LIBOR settings and are expected to effectively end various remaining settings on specified dates in the future. While other alternatives, such as the Secured Overnight Financing Rate ("SOFR"), have been endorsed by certain regulatory authorities and are currently in use for many market transactions, other alternatives to LIBOR are in development and may also be adopted for use in major financial markets. The transition away from LIBOR primarily impacts our credit facilities and potential interest rate swap and borrowing transactions in the future.

Our credit facilities have been or are subject to USD LIBOR-based interest rates, which will continue to be published through June 2023. On December 18, 2018, we entered into an amended and restated term loan facility providing for up to $950.0 million in borrowings and extending the final maturity of the facility to January 2024 (the "Term Loan Facility"). Also on December 18, 2018, we entered into a credit agreement providing for unsecured financing facilities in an aggregate amount of $1.5 billion, which supports our commercial paper program and expires in January 2025 (the "Revolving Credit Facility"). Borrowings under the Term Loan Facility and the Revolving Credit Facility have generally been subject to a one-month USD LIBOR rate plus interest rate margins of 125 basis points and 110 basis points, respectively. However, on January 4, 2022, we repaid all remaining borrowings owed under the Term Loan Facility, and we are no longer able to borrow money under this facility. While we have not drawn on our Revolving Credit Facility since its inception, the governing agreement for the Revolving Credit Facility contains provisions to amend the rate and payment terms to conform to an appropriate LIBOR alternative, and we intend to exercise and negotiate these options in accordance with market standards prior to cessation of the one-month USD LIBOR benchmark setting after June 2023.

Historically, we have utilized interest rate swaps to vary the percentage of fixed to floating rate debt, subject to market conditions. As of December 31, 2021, we do not have any LIBOR-based interest rate swaps, and we do not intend to enter into any LIBOR-based contracts in the future. We believe that the market for interest rate swaps based on SOFR has grown significantly in recent months, which will allow us to enter into interest rate swaps with terms that are materially comparable to those previously available to us based on LIBOR settings. We continue to monitor SOFR-based interest rate swap and borrowing transactions, and we may use or issue SOFR-based instruments in the future.

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

Human Capital Management

Our People

As of December 31, 2021, our businesses employed approximately 10,500 individuals, of which approximately 1,700 employees are located inside the United States. Our employees span more than 50 countries.

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

Engagement

We assess employee engagement regularly, and our employee engagement system utilizes monthly surveys, artificial intelligence, and machine learning to help leaders better understand what our employees are thinking, what they value, and what they need. We benchmark our engagement results against global peers to better understand our strengths and areas of opportunity. One of our ongoing goals is to foster greater communication to help ensure that our employees are informed, believe that their concerns are heard, and feel empowered to make decisions. To that end, we have implemented employee engagement and culture teams in certain of our offices worldwide. While each site varies somewhat in its approach, these teams are supported by on-site business leaders to focus on the “culture of the customer,” diversity and inclusion, community, the environment, and other issues that are meaningful to employees in those locations.

Diversity, Equity, and Inclusion

We are committed to fostering a diverse and inclusive work environment. We recognize the strategic importance of talent and diversity in our workforce and promote diversity through:

•
our policies and practices in hiring, promotion, and compensation;
•
encouraging ethical decision-making via our Code of Conduct and ethics training program;
•
offering diversity training programs, sponsorship, and mentoring initiatives;
•
unconscious bias training;
•
goal setting; and
•
providing support for grassroots affinity groups and belonging initiatives.

For example, as of December 31, 2021, over 50% of our global workforce were women and over 37% of senior management-level and above positions were held by women. As of February 24, 2022, three out of our nine executive officers were women. Our leadership team has diverse backgrounds, with wide-ranging, global experience. In addition, our Board of Directors considers diversity in gender, ethnicity, geography, background, and cultural viewpoints when selecting nominees. As of December 31, 2021, five of our eleven directors were diverse, including three directors who were female and three directors who identify as Latinx, Asian, or LGBTQ+.

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

Our benefit packages aim to support the health and well-being of our employees and their families, including same sex domestic partners in most countries. Our benefit packages vary among countries based on laws, cultural norms, and market practices. Benefits generally available to all full-time employees include medical benefits, risk insurance benefits (life, disability, and accidental death and dismemberment), global adoption assistance, our employee assistance program (counseling, legal, and other professional services), paid leave, a scholarship program available to employees with college-age children, a global recognition and reward program, and business travel assistance and insurance.

As we continue to support our employees during the COVID-19 pandemic, we provide relevant benefits, support flexible working arrangements, and provide training and resources to support the mental and physical health, as well as the financial wellness of our employees. These include the ability to work from home for the majority of employees, along with work-from-home tools, resources, and support, and in certain countries, back-up and in-home child and elder care, additional paid sick and family leave for employees affected by COVID-19, and telehealth medical, behavioral, and mental health visits. Additional support is provided through a global tutoring benefit for employees and their children to support remote learning, and an award-winning meditation and sleep application to support our employees' mental and emotional health.

Available Information

The Western Union Company is a Delaware corporation, and its principal executive offices are located at 7001 East Belleview Avenue, Denver, CO, 80237, telephone (866) 405‑5012. The Company’s Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s website, www.westernunion.com, as soon as reasonably practical after they are filed with the SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

Information About our Executive Officers

As of February 24, 2022, our executive officers consist of the individuals listed below:

Name	Age	Position
Devin McGranahan	52	President, Chief Executive Officer, and Director
Raj Agrawal	56	Chief Financial Officer
David Cebollero	46	Interim Chief Legal Officer
Jean Claude Farah	51	President, EMEA/APAC
Gabriella Fitzgerald	50	President, Americas
Jacqueline Molnar	58	Chief Transformation Officer
Michelle Swanback	53	President, Product and Platform
Andrew Summerill	48	President, Payments
Richard Williams	56	Chief People Officer

Devin McGranahan is our President and Chief Executive Officer and member of the Company's Board of Directors (from December 2021). Prior to joining Western Union, Mr. McGranahan was with Fiserv, Inc., a global provider of payments and financial services technology solutions, where he served as Executive Vice President, Senior Group President, Global Business Solutions, from 2018 to 2021 and Group President, Billing and Payments Group, from 2016 to 2018. Before joining Fiserv, Mr. McGranahan served as a senior partner at McKinsey & Company, a global management consulting firm. While there, he held a variety of senior management roles, including leader of the global insurance practice from 2013 to 2016 and as a co-chair of the global senior partner election committee from 2013 to 2015. In addition, Mr. McGranahan served as co-leader of the North America financial services practice from 2009 to 2016. He joined McKinsey & Company in 1992 and served in a variety of other leadership positions prior to 2009.

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

David Cebollero is our Interim Chief Legal Officer (from 2022) and previously served as Deputy General Counsel, Head of Product & Platform Business Legal and Strategic Initiatives from 2021 to 2022. From 2013 to 2021, Mr. Cebollero was Vice President and Senior Counsel, Legal Operations, Strategic Initiatives, and Chief of Staff to the Chief Legal Officer and Head of Digital Business Legal. Mr. Cebollero joined Western Union in 2007.

Jean Claude Farah is our President, EMEA/APAC (from 2021) and previously served as President of Global Network (from 2019 to 2021). From 2017 to 2019, Mr. Farah served as Executive Vice President and President, Global Payments, from 2013 to 2017, Mr. Farah served as Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe and CIS, and from 2009 to 2013, Mr. Farah served as Senior Vice President for the Middle East and Africa region. Mr. Farah joined Western Union in 1999 as Marketing Manager, Middle East & North Africa. He has held a variety of progressively responsible positions with the company, including Regional Director, Regional Vice President and Senior Vice President for the Middle East, Pakistan and Afghanistan region. Mr. Farah started his career in 1995 with Renault SA. Prior to joining Western Union, he was Area Manager for Orangina Pernod Ricard.

Gabriella Fitzgerald is our President, Americas (from 2021). From 1998 to 2021, Ms. Fitzgerald worked at American Express holding various positions of increasing responsibility, including her last position as Executive Vice President, General Manager, Global Commercial Services where she was responsible for sales and account development of American Express' largest commercial clients in the United States. During Ms. Fitzgerald’s time at American Express, she also held the roles of Chief Procurement Officer, Senior Vice President, JV Management, Global Business Travel; Vice President & General Manager, Corporate Development, and Vice President, Investor Relations.

Jacqueline Molnar is our Chief Transformation Officer (from 2020). Ms. Molnar served as Chief Transformation Officer and Global Head of Compliance from 2019 to 2020, Chief Compliance Officer from 2016 to 2019, Interim Chief Compliance Officer from 2015 to 2016, and Senior Vice President and Deputy Chief Compliance Officer from 2013 to 2015. Prior to joining Western Union in 2013, Ms. Molnar served as Vice President, Associate Global Anti-Money Laundering Officer at Toronto Dominion Bank Group, as Vice President, Assistant General Counsel at Wells Fargo & Company, and in various roles at Gibson Dunn, Latham & Watkins LLP and at Herbert Smith Freehills.

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

Andrew Summerill is our President, Payments (from 2020). From 2019 to 2020, Mr. Summerill served as our Interim President, Payments. From 2015 to 2019, Mr. Summerill served as Chief Financial Officer of Western Union Business Solutions and as Vice President of Finance for Asia Pacific of Western Union Business Solutions from 2010 to 2015. Mr. Summerill joined Western Union with the 2011 acquisition of Travelex Global Business Payments, where he held various positions.

Richard Williams is our Chief People Officer (from 2019). Mr. Williams previously served as Executive Vice President, Chief Human Resources Officer from 2013 to 2019, Interim Chief Human Resources Officer during 2013, and as Senior Vice President, Human Resources - Global Consumer Financial Services from 2011 to 2013. Mr. Williams joined Western Union in 2009 as the Vice President of Human Resources for the Americas and Global Cards. Before joining Western Union, Mr. Williams worked for Fullerton Financial Holdings (a wholly-owned subsidiary of Temasek Holdings) as its Senior Vice President of Human Resources for Central and Eastern Europe, Middle East and Africa, based in Dubai, United Arab Emirates from 2007 to 2009. Previously, Mr. Williams spent 17 years with American Express Company.

Item 1A. Risk Factors

The following is a summary of certain key risk factors with respect to our Company. You should read this summary together with the more detailed descriptions of risks relating to our Company below.

Risks Relating to Our Business and Industry

•
Demand for our services is dependent on a number of factors that could be materially impacted by adverse changes in the global economy, including related to the COVID-19 pandemic.
•
We operate in highly competitive and rapidly evolving industries and face competition from a wide variety of service providers.
•
Our business depends on consumer confidence, which could be adversely affected by a number of factors, many of which are outside of our control.
•
Our Consumer-to-Consumer business is highly dependent on our ability to maintain our agent network under terms consistent with or more advantageous than those currently in place.
•
Our industry is subject to rapid and significant technological changes.
•
We are a global company and accordingly are subject to a number of risks related to our international operations.
•
As a company that transfers and retains large amounts of confidential and personal information, we are exposed to risks relating to ensuring such information is not improperly used or disclosed.
•
Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers.
•
We may not realize all of the anticipated benefits from restructuring and related initiatives.
•
We face credit, liquidity, and fraud risks from our agents, consumers, businesses, and third-party processors.
•
Changes in tax laws, or their interpretation, or unfavorable resolution of tax contingencies could adversely affect our tax expense.
•
Our ability to remain competitive depends in part on our ability to protect our trademarks, patents, copyrights, and other intellectual property rights and to defend ourselves against potential intellectual property infringement claims.

Risks Relating to Our Regulatory and Litigation Environment

•
Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity.
•
The laws and regulations governing our business are frequently changing and evolving and could require changes in our business model and increase our costs of operations.
•
The changes in our compliance program required by the consent orders and settlement agreements to which we are party have had, and may continue to have, adverse effects on our business.
•
Western Union is the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines, or penalties.

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

Risks Relating to our Business Model and Competition

Global economic downturns or slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, and difficult conditions in global financial markets and financial market disruptions could adversely affect our business, financial condition, results of operations, and cash flows.

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, such as the COVID-19 pandemic (see risk factor “The COVID-19 pandemic continues to evolve and negatively impact our business, and the extent to which it will further impact our business depends on future developments, which remain highly uncertain and difficult to predict. The effects of the pandemic have had an adverse effect and could have a material adverse effect on our business, financial condition, results of operations, and cash flows in the future.”), and we face certain risks relating to such events, including:

•
Demand for our services could soften, including due to low consumer confidence, high unemployment, changes in foreign exchange rates, reduced global trade, including from trade disruptions or trade restrictions, or other events, such as civil unrest, war, terrorism, natural disasters, including those related to climate change, or public health emergencies or epidemics.
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
•
Our agents or clients could experience reduced sales or business as a result of a deterioration in economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation or cease doing business altogether. Businesses using our services may make fewer cross-currency payments or may have fewer customers making payments to them through us, particularly businesses in those industries that may be more affected by an economic downturn.

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
•
Our exposure to receivables from our agents, consumers, and businesses could impact us. For more information on this risk, see risk factor “We face credit, liquidity, and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.”
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
•
We may be unable to refinance our existing indebtedness or finance our obligations to pay tax on certain of our previously undistributed earnings pursuant to United States tax reform legislation enacted in December 2017 (the “Tax Act”) on favorable terms, as such amounts become due, or we may have to refinance or obtain new financing on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt or tax obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other purposes.
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
•
If market disruption or volatility occurs, we could experience difficulty in accessing capital on favorable terms, and our business, financial condition, results of operations, and cash flows could be adversely impacted.

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers, and a number of other types of service providers, including electronic, mobile and internet-based services, and from digital currencies, including cryptocurrencies and related protocols, and other innovations in technology and business models. Our future growth depends on our ability to compete effectively in the industry.

Money transfer and business payments are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks and credit unions (including interbank partnerships), card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies, including cryptocurrencies and cryptocurrency exchanges. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Our business, distribution network and channel options, such as our digital channels, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows. For example, we have experienced increased competition in money transfers sent and received within the United States from competitors that do not charge a fee to send or receive money through bank accounts. The potential international expansion of these competitors could represent significant competition to us.

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

As noted below under risk factor “Risks associated with operations outside the United States and foreign currencies could adversely affect our business, financial condition, results of operations, and cash flows,” many of our agents outside the United States are national post offices. These entities are often governmental organizations that may enjoy special privileges or protections that could allow them to simultaneously develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us.

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
•
failure of our agents, their subagents, our vendors, or other partners to deliver services in accordance with our requirements;
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
•
any significant interruption in our systems, including by unauthorized entry and computer viruses, ransomware, fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, or disruptions in our workforce; and
•
any breach of our computer systems or other data storage facilities, or of certain of our third-party providers, resulting in a compromise of personal or other data.

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

If we are unable to maintain our agent, subagent, or global business relationships under terms acceptable to us or consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents, or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with our business and technology standards and contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected.

Most of our Consumer-to-Consumer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms acceptable to us or consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent’s or its subagents’ unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents, or their subagents in establishing or maintaining relationships with banks needed to conduct our services. For example, the Joint Settlement Agreements and the NYDFS Consent Order subjected us to heightened requirements relating to agent oversight, which resulted in and may continue to result in agent attrition. Further, certain agents decided to leave our network due to reputational concerns related to the Joint Settlement Agreements and the NYDFS Consent Order. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, changes in the economy, or factors impacting our agents’ ability to settle with us, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts or changes to compliance requirements. Because an agent is a third-party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

Changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents. See risk factor “Regulatory initiatives and changes in laws, regulations, and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements in recent years, including a significant agent in the United States. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

In Business Solutions, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. In our various bill payment services, we provide services for making one-time or recurring payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers and government agencies. Our relationships with these businesses and other organizations are a core component of our payment services, and we derive a substantial portion of our revenue from payment services through these relationships. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses or consumers to do business with us. We have also had difficulty establishing or maintaining banking relationships needed to conduct our services due to banks’ policies. If we are unable to maintain our current business or banking relationships or establish new relationships under terms acceptable to us or consistent with those currently in place, our ability to continue to offer our services may be adversely impacted, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry and regulatory standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) and agent needs and preferences, technology advances, and new and enhanced products and services such as technology-based money transfer and Business Solutions payment services, including internet, digital wallet, other mobile money transfer services, and digital currencies, including cryptocurrencies. Failure to respond timely and well to these challenges could adversely impact our business, financial condition, results of operations, and cash flows. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than our traditional cash/agent model or our current electronic money transfer model.

The COVID-19 pandemic continues to evolve and negatively impact our business, and the extent to which it will further impact our business depends on future developments, which remain highly uncertain and difficult to predict. The effects of the pandemic have had an adverse effect and could have a material adverse effect on our business, financial condition, results of operations, and cash flows in the future.

The global spread of COVID-19 has created significant macroeconomic uncertainty, volatility, and disruption for approximately two years. In response, many governments implemented policies intended to stop or slow the further spread of the disease, such as lockdowns, shelter-in-place orders, or restricted movement guidelines, and these measures have been in place for significant periods of time, have been relaxed and reinstated to varying degrees in various locations, and may be reinstated again in the future. These policies have resulted in lower consumer and commercial activity across many markets in which we operate and the closure of, or staffing shortages at, Western Union locations and agent locations in certain areas. As a result, customers have experienced and may continue to experience reduced access to, or desire or ability to use, retail agent locations. Additionally, as money transfer services offered through our retail agent locations contribute a majority of our Consumer-to-Consumer revenue, our business has been and may continue to be negatively impacted by these temporary closures, staffing shortages, or shifts in customer behavior to a greater extent than others in our industry who are not as reliant on retail locations. Further, the economic impact of the pandemic included a global economic downturn, including high unemployment, lower consumer and commercial activity, and consumer behavioral changes that negatively impacted and may continue to negatively impact our transaction volumes. While the duration and severity of this pandemic and related impacts have varied across time and locations and remain uncertain, our results of operations in future periods may also be negatively impacted by COVID-19.

The extent to which the COVID-19 pandemic continues to impact our business, financial condition, results of operations or cash flows will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and geographic spread of the pandemic, its severity, the occurrence of additional waves, variants, or periods of increased spread of COVID-19 in key markets in which we operate, the availability and effectiveness of vaccines (including with respect to new variants), the actions to contain the virus or treat its impact, including new or additional restrictions imposed by governments, its effects on the broader economy, including supply chains, employment levels, consumer behavior and demand, inflation, the impacts of these factors in turn on migrants and immigration patterns and regulations, how quickly and to what extent normal economic and operating conditions can resume and be sustained, and our ability to adapt to changing conditions. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, inflationary pressures, changes in customer behavior or demand, or increased unemployment that has occurred or may occur in the future.

Although the pandemic has been ongoing for approximately two years, its course and impact on the global economy and our business has been unpredictable and has challenged industry forecasts, including from the World Bank, and the ultimate impact of the pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects have had an adverse effect on our business, financial condition, results of operations, and cash flows and could have a material adverse effect in the future.

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

We operate in almost all developing markets throughout the world. In many of these markets, our foreign currency exposure is limited because most transactions are receive transactions, and we currently reimburse the substantial majority of our agents in United States dollars, Mexican pesos, or euros for the payment of these transactions. However, in certain of these developing markets we settle transactions in local currencies and generate revenue from send transactions. Our exposure to foreign currency fluctuations in those markets is increased as these fluctuations impact our revenues and operating income.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The significant majority of our Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers. The majority of these derivative contracts have a duration at inception of less than one year. The credit risk associated with our derivative contracts increases when foreign currency exchange rates move against our customers, possibly impacting their ability to honor their obligations to deliver currency to us or to maintain appropriate collateral with us. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties. However, these contracts do not eliminate all of the risks related to fluctuating foreign currency rates. If we are unable to obtain offsetting positions, our business, financial condition, results of operations, and cash flows could be adversely affected.

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

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Government sanctions imposed with respect to Russia and Ukraine in February 2022 are impacting our ability to offer services in the region, and additional sanctions could be imposed in the future. Further instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations. Occasionally agents or their subagents have been required by their regulators to cease offering our services; see risk factor “Regulatory initiatives and changes in laws, regulations, and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

Many of our agents outside the United States are post offices, which are often owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations, or mandate the creation or privatization of a “post bank,” which could result in the loss of agent locations, or they may require multiple service providers in their network. These changes could have an adverse effect on our ability to distribute or offer our services in countries that are material to our business.

We face credit, liquidity and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.

The majority of our Consumer-to-Consumer money transfer activity and our walk-in bill payment and money order activity is conducted through agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers, and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include superagents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are generally not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer.

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

In many countries, we offer consumers the ability to transfer money utilizing their bank account or credit or debit card via websites and mobile devices. These transactions have experienced and continue to experience a greater risk of fraud and higher fraud losses than transactions initiated at agent locations. Additionally, money transfers funded by ACH, or similar methods, are not preauthorized by the sender’s bank and carry the risk that the account may not exist or have sufficient funds to cover the transaction. We apply verification and other tools to help authenticate transactions and protect against fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties increase over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

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

As part of our business, we collect, transfer, and retain confidential and personal information about consumers, business customer representatives, employees, applicants, agents and other individuals. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations, and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions in which we operate and may impact our business operations, are designed to protect the privacy and security of personal information, to prevent that information from being inappropriately accessed, used or disclosed, and to protect financial services providers and other regulated entities and their customers, as well as information technology systems, from cyber attacks. Although we strive to develop and maintain administrative, technical, and physical safeguards designed to comply with applicable legal requirements, it is nonetheless possible that hackers, employees acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, as well as to improperly access, obtain, misuse, or disclose sensitive business information or personal information about our consumers, business customer representatives, employees, applicants, agents or others. It is also possible that any of our third-party service providers or agents could experience a cybersecurity incident or intentionally or inadvertently use, disclose, or make available sensitive business or personal information to unauthorized parties in violation of law or its contract with us. Such risk of a third-party service provider or agent's cybersecurity or other data incident is significant as much of our data and our customers' data is collected and stored by our agents and other third parties, including providers of cloud-based software services. Security incidents have the potential to impose material costs on the Company and, despite measures that the Company takes to prevent and mitigate such incidents, there can be no assurance that security incidents will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or to detect for significant periods of time. Additionally, transactions undertaken through our websites or other digital channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of sensitive business information or the personal information of consumers, business customer representatives, employees, applicants, agents or other individuals, could result in material costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant adverse effect on our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from unauthorized entry and computer viruses, ransomware, fire, natural disaster, power loss, telecommunications failure, war, terrorism, vendor failure, or other causes, many of which may be beyond our control or that of our service providers. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of natural disasters as well as related damage and business interruption. Additionally, any significant damage or interruptions in the computer information systems of our agents or other partners could result in a disruption in providing our services to consumers at their locations. Further, we and our vendors have been, and continue to be, the subject of cyber attacks, including distributed denial of service and ransomware attacks. These attackers and attacks, which may in some cases be initiated by nation-states, are increasingly sophisticated and primarily aimed at interrupting our business, exposing us to financial losses, or exploiting information security vulnerabilities. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company’s business, but there can be no assurance that such attacks will not have a material adverse impact on the Company in the future. The safeguards we have designed to help prevent future security incidents and systems disruptions and to comply with applicable legal requirements may not be successful, and we may experience material security incidents, disruptions, or other problems in the future. We also may experience software defects, development delays, installation difficulties and other systems problems, which could harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, hardware, software, or applications that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. These applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of whom are located outside the United States, could adversely affect our business.

During the first quarter of 2021, we transitioned a majority of our money transfer settlement processes to our new global platform. This project has been and will continue to be complex, as we have defined, created, and implemented new settlement solutions that are specific to the needs of our agents and other partners, who span a number of countries and regulatory regimes. We continue to transition the remaining processes, primarily including money transfers sent from the United States and Canada, to the new platform. We expect that this will require the continued assistance of our third-party software provider, with whom we have worked on this project over the past several years, as well as our agents that are being transitioned to the platform.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services adequately or at all. Cessation of or defects in various services provided to us by third-party vendors could cause temporary disruption to our business.

Some services relating to our business, such as cloud-based software service providers, software application support, the development, hosting and maintenance of our operating systems, merchant acquiring services, call center services, check clearing, processing of returned checks, and other operating activities are outsourced to third-party vendors, which would be difficult to replace quickly. If our third-party vendors were unwilling or unable to provide us with these services in the future, due to labor shortages or otherwise, our business and operations could be adversely affected.

Risks Relating to Acquisitions, Divestitures, and Restructuring Activities

Acquisitions and integration of new businesses create risks and may affect operating results.

We have acquired and may acquire businesses both inside and outside the United States. As of December 31, 2021, we had $2,566.6 million of goodwill comprising approximately 29% of our total assets, including $1,980.7 million of goodwill in our Consumer-to-Consumer reporting unit and $532.0 million of goodwill in our Business Solutions reporting unit. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC for $910 million in cash, and we expect to recognize a gain on the sale. As of December 31, 2021, the goodwill related to the Business Solutions reporting unit is included in Assets held for sale on the Consolidated Balance Sheets. If we or our reporting units do not generate operating cash flows at levels consistent with our expectations, we may be required to write down the goodwill on our balance sheet, which could have a significant adverse impact on our financial condition and results of operations in future periods. For example, for the year ended December 31, 2017, we recognized a non-cash goodwill impairment charge related to our Business Solutions reporting unit.

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
•
obtaining and enforcing intellectual property rights in some foreign countries;
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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, on August 4, 2021, we entered an agreement to sell our Business Solutions business, which is expected to be completed in two primary closings during 2022, as previously discussed. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, in December 2017, the Tax Act was enacted into United States law. Among other things, the Tax Act imposes a tax on certain previously undistributed foreign earnings, establishes minimum taxes related to certain payments deemed to erode the United States tax base, and retains and expands United States taxation on a broad range of foreign earnings (whether or not the earnings have been repatriated) while effectively exempting certain types of foreign earnings from United States tax. In addition, the Tax Act is broad and complex, and any changes or clarifications in the interpretation of the Tax Act or other legislative proposals or amendments could have an adverse effect on our financial condition, results of operations, and cash flows. Furthermore, the effect of certain aspects of the Tax Act on state income tax frameworks could change as states update their laws for these aspects, and potential changes to state income tax laws or their interpretation could further increase our income tax expense. Recently, several changes have been proposed to current United States tax laws to increase taxes on corporations. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, such increases could negatively impact our effective tax rate.

Additionally, the Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Tax reforms recommended in the BEPS action plan include changes that would impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements that are viewed as causing BEPS. Significant components of the BEPS action plan were published by the OECD in October 2015 and a number of governments have enacted or proposed rules to implement changes specifically suggested in the recommendations or other changes, such as specific “economic substance” rules, inspired by BEPS-style considerations. Furthermore, the OECD, through an association of almost 140 countries known as the “inclusive framework,” has announced a consensus around further changes in traditional international tax principles (“BEPS 2.0”) to address, among other things, perceived challenges presented by global digital commerce (“Pillar 1”) and the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). Any material change in tax laws or policies, or their interpretation, resulting from BEPS, BEPS 2.0, or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and foreign taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2021, the total amount of unrecognized tax benefits was a liability of $318.6 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Our business, financial condition, results of operations, and cash flows could be harmed by adverse rating actions by credit rating agencies.

Downgrades in our credit ratings, or their review or revision to a negative outlook, could adversely affect our business, financial condition, results of operations, and cash flows, and could damage perceptions of our financial strength, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices, and our banking and other business relationships. In addition, adverse ratings actions could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, a downgrade below investment grade will increase our interest expense under certain of our notes and our revolving credit facility, and any significant downgrade could increase our costs of borrowing money more generally or adversely impact or eliminate our access to the commercial paper market, each of which could adversely affect our business, financial condition, results of operations, and cash flows.

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

The Western Union® and WU® brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union® or WU® trademarks or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union® and WU® trademarks, the Orlandi Valuta®, Vigo®, Western Union Business SolutionsSM, Pago Fácil®, Quick Collect®, Quick PaySM, Pay@WUSM, Quick Cash®, My WUSM, WU+SM, Western Union Convenience Pay®, and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

As of December 31, 2021, we held $1.4 billion in investment securities, the significant majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2021, we had approximately $3.0 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future. Furthermore, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025.

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
•
limiting our ability to borrow additional funds; and

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt or tax obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other purposes.

Risks Relating to Our Regulatory and Litigation Environment

As described under Part I, Item 1, Business, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities and many other countries and jurisdictions. Laws and regulations to which we are subject include those related to: financial services, anti-money laundering, countering the financing of terrorism, sanctions and anti-fraud, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward, and option currency contracts, unclaimed property, the regulation of competition, consumer privacy, data protection and information security, cybersecurity, operational security, outsourcing, risk management, and other governance requirements applicable to regulated financial service providers. Further, where we cooperate with partners around the world to offer other branded and unbranded money transfer services, including services offered and marketed exclusively under the partners’ brands, the regulatory requirements applicable to us may vary. The failure by us, our agents, their subagents, or our partners to comply with any such laws or regulations could have an adverse effect on our business, financial condition, results of operations, and cash flows and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

Risks Relating to Significant Regulatory Requirements

Our business is subject to a wide range and increasing number of laws and regulations. Liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity, and increased costs or loss of business associated with compliance with those laws and regulations has had and we expect will continue to have an adverse effect on our business, financial condition, results of operations, and cash flows.

Our services are subject to increasingly strict legal and regulatory requirements, including those related to detecting and preventing money laundering, countering terrorist financing, fraud, and other illicit activity, and administering economic and trade sanctions. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For example, in recent years we have made significant additional investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Further, failure by Western Union, our agents or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and service providers to comply with any of these requirements or their interpretation could result in the suspension or revocation of a license or registration required to provide money transfer, payment or foreign exchange services, the limitation, suspension, or termination of services, changes to our business model, loss of consumer confidence, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

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

Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the BSA and to regulatory oversight and enforcement by FinCEN. We have subsidiaries in Brazil and Austria that are subject to banking regulations. Our Austrian banking subsidiary is also subject to regulation, examination, and supervision by the NYDFS. We also operate through a small number of licensed payment institutions in the EU. Under the Payment Services Directive (“PSD”), as amended by a revised Payment Services Directive known as PSD2, and the 4th and 5th Anti-Money Laundering Directive in the EU, our operating companies that are licensed in the EU have increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, and agent oversight and monitoring requirements, as well as broader supervision by EU member states. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the 4th and 5th Anti-Money Laundering Directive in the EU. These laws have increased and will continue to increase our costs and could also increase competition in some or all of our areas of service. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.

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

The requirements under the PSD/PSD2, the Dodd-Frank Act, and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased compliance costs, and in the event we or our agents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

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

Our fees, profit margins, and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal, or foreign governments, and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape, and is expected to continue to adversely affect our financial results. Existing, new, and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has affected and may continue to affect the manner in which we provide our services; see risk factor “The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities and could adversely affect our financial condition, results of operations, and cash flows.” Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations, or practices could increase the risk of regulatory enforcement actions, fines, and penalties. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order.

In addition, U.S. policy makers have sought and may continue to seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico or other jurisdictions. For example, in October 2020, OFAC amended its Cuban Assets Control Regulations, requiring us to suspend our money transfer services to Cuba. In addition, government sanctions imposed in February 2022 with respect to Russia and Ukraine are impacting our ability to offer services in the region, and additional sanctions could be imposed in the future. Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers and the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service, or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements, or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Regulators around the world look at each other’s approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state, or region may influence regulatory approaches in other countries, states, or regions. Similarly, new laws and regulations in a country, state, or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they may be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees, foreign exchange spreads and other important aspects of our business, with the same effect. Further, political changes and trends such as populism, economic nationalism, protectionism, and negative sentiment towards multinational companies could result in laws or regulations that adversely impact our ability to conduct business in certain jurisdictions. Any of these eventualities could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Regulatory initiatives and changes in laws, regulations, and industry practices and standards affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity.

Our agents and their subagents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction, are subject to change, and continue to increase. Material changes in the regulatory requirements for offering money transfer services, including with respect to anti-money laundering requirements, sanctions, fraud prevention, licensing requirements, consumer protection, customer due diligence, agent registration, or increased requirements to monitor our agents or their subagents in a jurisdiction important to our business have meant and could continue to mean increased costs and/or operational demands on our agents and their subagents, which have resulted and could continue to result in their attrition, a decrease in the number of locations at which money transfer services are offered, an increase in the commissions paid to agents and their subagents to compensate for their increased costs, and other negative consequences.

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

Although most of our Orlandi Valuta and Vigo branded agents also offer money transfer services of our competitors, many of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Various jurisdictions continue to increase their focus on the potential impact of agent agreements on competition. In addition, over the past several years, several countries in Eastern Europe, the Commonwealth of Independent States, Africa, and Asia have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions. In addition to legal challenges, certain of our agents and their subagents have refused to enter into exclusive arrangements. See risk factor “If we are unable to maintain our agent, subagent, or global business relationships under terms acceptable to us or consistent with those currently in place, including due to increased costs or loss of business as a result of increased compliance requirements or difficulty for us, our agents, or their subagents in establishing or maintaining relationships with banks needed to conduct our services, or if our agents or their subagents fail to comply with our business and technology standards and contract requirements, our business, financial condition, results of operations, and cash flows would be adversely affected” above. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

The Dodd-Frank Act, as well as the regulations required by that Act and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities and could adversely affect our financial condition, results of operations, and cash flows.

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

The CFPB has broad authority to enforce consumer protection laws. The CFPB has a large staff and budget, which is not subject to Congressional appropriation, and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track and solicit consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining UDAAP, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. In addition, attorneys general of the various states of the United States also have authority to enforce the consumer protection provisions of the Dodd-Frank Act in their respective jurisdictions.

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

The effect of the Dodd-Frank Act and the CFPB on our business and operations has been and will continue to be significant, and the application of the Dodd-Frank Act’s implementing regulations to our business may differ from the application to certain of our competitors, including banks. Further, and in addition to our own compliance costs, implementation of requirements under Dodd-Frank could impact our business relationships with financial institution customers who outsource processing of consumer transactions to our Business Solutions segment. These financial institutions may determine that the compliance costs associated with providing consumer services are too burdensome and consequently may limit or discontinue offering such services.

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

Rules adopted under the Dodd-Frank Act by the CFTC, as well as the provisions of the European Market Infrastructure Regulation and its technical standards, which are directly applicable in the member states of the EU and in the UK, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions, certain of the corporate interest rate hedging transactions we may enter into in the future, and certain of the foreign exchange derivatives contracts we offer as part of our Business Solutions segment, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK are considering, have implemented, or are implementing regulations similar to those described above. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will result in additional costs or impact the way we conduct our hedging activities. Additionally, the regulatory regimes for derivatives in the United States, the EU, and the UK, such as under the Dodd-Frank Act and MiFID II, are continuing to evolve and changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivatives contracts, may result in additional costs to our business. Other jurisdictions outside the United States, the EU, and the UK are considering, have implemented, or are implementing regulations similar to those described above, and these will result in greater costs to us as well. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Moreover, as a result of Brexit, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions, or limitations on our business could adversely affect our operations and financial results.

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations, and financial condition.

We are subject to extensive requirements relating to data privacy and security under federal, state, and foreign laws. These laws and requirements continue to evolve and may become increasingly difficult to comply with. For example, the FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in multi-year agreements governing the settling companies’ privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state, and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, in 2018, the EU implemented the GDPR, and other countries have enacted similar legislation, such as Brazil’s General Data Protection Law (“LGPD”), which became effective in 2020, and China’s Personal Information Protection Law ("PIPL"), which became effective in November 2021. The GDPR, LGPD, and PIPL impose additional obligations and present the risk of substantially increased penalties for non-compliance, including the possibility of not only fines but also enforcement action that may require an organization to cease certain of its data processing activities. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, in 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for companies transferring personal data from the EU to the U.S., and imposed additional obligations on companies such as Western Union when transferring personal data from the EU to the U.S. and other jurisdictions. This may result in increased costs of compliance and limitations on us. Further, this CJEU decision or other regulatory changes relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, which could also adversely impact our business, financial condition, and operating results. We have incurred, and we expect to continue to incur, expenses to meet the obligations of the GDPR and other similar legislation and new interpretations of their requirements. We are also subject to data privacy and security laws in various states, such as the California Consumer Privacy Act, which became effective in 2020, that imposes heightened data privacy requirements on companies that collect information from California residents and creates a broad set of privacy rights and remedies modeled in part on the GDPR. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, Western Union makes information available to certain United States federal, state, and foreign government agencies when required by law. In recent years, Western Union has experienced an increasing number of data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or to reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory goals, including the prevention of money laundering, terrorist financing, and identity theft, and the protection of the individual’s right to privacy, may conflict or otherwise present challenges, and the law in these areas is not consistent or settled. The legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage.

We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows.

We are subject to unclaimed property laws in the United States and abroad, and some of our agents are subject to unclaimed property laws in their respective jurisdictions which require us, or our agents, to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We have an ongoing program to help us comply with those laws. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. In addition, we are subject to audits with regard to our escheatment practices. Currently in the United States, approximately 30 states are conducting a multi-year audit of our escheatment practices through a contracted third-party auditor. We have also commenced a contemporaneous internal review as part of our participation in Delaware’s voluntary disclosure program. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state, foreign jurisdiction, or representative thereof could have a significant impact on our results of operations and cash flows.

Our consolidated balance sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, which could adversely affect our business, financial condition, results of operations, and cash flows.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness and other obligations, including those related to the tax imposed on certain of our previously undistributed foreign earnings pursuant to the Tax Act, which could make it more difficult to meet these requirements or any additional requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payment services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to raise capital immediately or retain earnings over a period of time. Also, our regulators specify the amount and composition of eligible assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets. Any change or increase in these regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Consent Agreements and Litigation

Our business is the subject of consent agreements with or enforcement actions by regulators.

In early 2017, the Company entered into Joint Settlement Agreements with the DOJ, certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also required the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. Western Union has continuing obligations under the FTC Consent Order, which is a permanent injunction, as well as the requirement to submit annual reports to the FTC through January 2028. The ongoing obligations under the Joint Settlement Agreements could have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has also faced actions from other regulators as a result of the Joint Settlement Agreements. For example, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the Deferred Prosecution Agreement (the “DPA”) with the DOJ and with certain other United States Attorney’s Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to the NYDFS Consent Order with the NYDFS, which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. The term of the DPA expired in January 2020, and it was dismissed in March 2020, and the term of the Independent Compliance Auditor under the FTC Consent Order ended in May 2020. Notwithstanding, if the Company fails to comply with its continuing obligations under the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards, or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Our business is the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines, or penalties.

As a company that provides global financial services primarily to consumers, we are subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, sanctions, securities laws, and other laws, both foreign and domestic. We also are subject to claims asserted by consumers based on individual transactions. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses, or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement, any of which could occur or intensify as a result of the Joint Settlement Agreements, are likely to continue to result in changes to our business, as well as increased costs, supervision, and examination for both ourselves and our agents and subagents. These developments have had, and we believe will continue to have, an adverse effect on our business, financial condition, and results of operations, and in turn may result in additional litigation or other actions. For more information, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Properties and Facilities

As of December 31, 2021, we occupied facilities in approximately 45 countries. Substantially all these facilities were leased. Our office in Denver, Colorado serves as our corporate headquarters. Our offices in Dublin, Ireland and Barbados represent key operational and leadership locations. We also operate shared service centers in Lithuania, Costa Rica, India, and the Philippines. Our facilities are primarily used for operational, sales, and administrative purposes in support of our Consumer-to-Consumer and Business Solutions segments, and other services.

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements and may consolidate and dispose of, or sublet facilities, which are no longer required, or acquire new facilities and update existing facilities to meet the needs of our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 2,989 stockholders of record as of February 18, 2022. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2021:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
October 1 - 31	1,644,869	$20.11	1,632,462	$524.8
November 1 - 30	4,296,770	$16.97	4,291,171	$452.0
December 1 - 31	3,940,830	$17.61	3,938,179	$—
Total	9,882,469	$17.75	9,861,812

(a)
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 28, 2019, our Board of Directors authorized $1.0 billion of common stock repurchases, and this authorization expired December 31, 2021. On February 10, 2022, our Board of Directors authorized another $1.0 billion of common stock repurchases through December 31, 2024. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Stock-Based Compensation Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2021, the Board of Directors declared quarterly cash dividends of $0.235 per common share payable on December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021. During 2020, the Board of Directors declared quarterly cash dividends of $0.225 per common share payable on December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice, and any other factors that the Board of Directors believes are relevant. In addition, the United States House of Representatives has proposed a new excise tax on share repurchases; if this or a similar tax is enacted, it would increase our cost to repurchase shares in future periods. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will be dependent primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations, and their ability to pay dividends and distribute cash may be restricted. In addition, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025, as discussed in the Capital Resources and Liquidity section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These payments will adversely affect our cash flow and liquidity and may adversely affect future share repurchases.

On February 10, 2022, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K. This Annual Report on Form 10‑K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10‑K. See “Risk Factors” and “Forward-Looking Statements.”

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
•
Business Solutions - Our Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The significant majority of our Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, as further discussed below.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2021 compared to the same period in 2020. For discussion of our consolidated results of operations and segment results for the year ended December 31, 2020 compared to the same period in 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

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

In March 2020, the World Health Organization declared the outbreak associated with a novel coronavirus a pandemic (“COVID-19”), and many governments implemented policies intended to stop or slow the further spread of the disease. These policies have resulted in lower consumer and commercial activity across many markets in which we operate and the closure of Western Union locations and agent locations in certain areas. As a result, customers have experienced and may continue to experience reduced access to, or desire or ability to use, retail agent locations. However, since March 2020, we have also experienced significant revenue growth from westernunion.com and other digital transactions, as further described below. While the duration and severity of this pandemic and related impacts have varied across time and locations and remain uncertain, our results of operations in future periods may also be negatively impacted by COVID-19.

Our revenues and operating income for the year ended December 31, 2021 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in an increase to revenues of $18.3 million for the year ended December 31, 2021 relative to the prior year. Fluctuations in the United States dollar compared to foreign currencies positively impacted operating income by $30.5 million for the year ended December 31, 2021 relative to the prior year.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the "Buyer") for cash consideration of $910 million, subject to regulatory and working capital adjustments. The divestiture is expected to result in a gain on the sale and is subject to regulatory approval and other closing conditions. The sale is expected to be completed in two primary closings, with the entirety of the cash consideration due at the first closing. The expected gain on the sale will be recognized at each closing, based on the book values and fair values of the operations sold at each closing. The first closing is expected to be completed during the first quarter of 2022 and to primarily exclude the operations in the European Union and the United Kingdom. The second closing is currently expected by late 2022, pending required regulatory approvals. During the period between the closings, we will pay to the Buyer a measure of profit of the European Union and United Kingdom operations, adjusted for the provision for income taxes, occupancy charges for employees of the Buyer using our facilities, and other items. Business Solutions revenues were $421.8 million and $356.1 million, and direct operating expenses were $317.7 million and $319.5 million for the years ended December 31, 2021 and 2020, respectively.

The following table sets forth our consolidated results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in millions, except per share amounts)	2021	2020	% Change
Revenues	$5,070.8	$4,835.0	5%
Expenses:
Cost of services	2,896.4	2,826.5	2%
Selling, general, and administrative	1,051.3	1,041.2	1%
Total expenses	3,947.7	3,867.7	2%
Operating income	1,123.1	967.3	16%
Other income/(expense):
Gain on sale of noncontrolling interest in a private company	47.9	—	(a)
Pension settlement charges	(109.8)	—	(a)
Interest income	1.4	3.2	(57)%
Interest expense	(105.5)	(118.5)	(11)%
Other income/(expense), net	(21.7)	3.1	(a)
Total other expense, net	(187.7)	(112.2)	67%
Income before income taxes	935.4	855.1	9%
Provision for income taxes	129.6	110.8	17%
Net income	$805.8	$744.3	8%
Earnings per share:
Basic	$1.98	$1.81	9%
Diluted	$1.97	$1.79	10%
Weighted-average shares outstanding:
Basic	406.8	412.3
Diluted	408.9	415.2

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues and the significance of our Consumer-to-Consumer segment to our overall results, constant currency results have been provided in the table below for consolidated revenues and for our Consumer-to-Consumer segment revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the year ended December 31, 2021 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(dollars in millions)	2021	2020	% Change
Revenues, as reported - (GAAP)	$5,070.8	$4,835.0	5%
Foreign currency impact(a)			1%
Revenue change, constant currency adjusted - (Non-GAAP)			4%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in an increase to revenues of $18.3 million for the year ended December 31, 2021 when compared to foreign currency rates in the prior year.

For the year ended December 31, 2021, GAAP revenues increased when compared to the prior year, primarily due to continued recovery from the negative impacts of COVID-19 on our prior year results as previously discussed above. For the year ended December 31, 2021, transactions and revenues from our Digital Money Transfer services, including from white label partnerships, continued to grow. We believe that our growth in Digital Money Transfer transactions for the year ended December 31, 2021 was due, in part, to shifts in consumer behavior to send money through digital channels, including as a result of COVID-19. However, this growth rate decelerated throughout the year as a result of the strong growth in Digital Money Transfer transactions we experienced in the prior year. Revenues were also positively impacted by growth in our Business Solutions segment. Fluctuations between the United States dollar and other currencies positively impacted GAAP revenues by 1% for the year ended December 31, 2021 when compared to the prior year.

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

Restructuring-Related Expenses

On August 1, 2019, our Board of Directors approved a plan to change our operating model and improve our business processes and cost structure by reorganizing our senior management, including those managers reporting to our chief executive officer, reducing our headcount, and consolidating various facilities. We incurred approximately $150 million of total expenses through December 31, 2020, with approximately $110 million related to severance and employee-related benefits and approximately $40 million related to costs associated with the relocation of various operations to other Company facilities, facility closures, lease terminations, consulting, and other expenses. As of December 31, 2020, all expenses associated with this plan have been incurred. In 2020, the plan generated expense savings of more than $50 million. For 2021, the plan generated expense savings of approximately $100 million.

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

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the year ended December 31, 2021. Cost of services increased for the year ended December 31, 2021 compared to the prior year primarily due to increases in information technology costs, bank fees associated with digital transactions, and agent commissions in our Consumer-to-Consumer money transfer business, partially offset by a reduction in credit losses.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the year ended December 31, 2021 compared to the prior year due to increases in employee-related expenses, including incentive compensation and as a result of reduced hiring that we implemented in response to COVID-19 in the prior year, and costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures, partially offset by a reduction in restructuring-related expenses and fluctuations between the United States dollar and foreign currencies.

Total Other Expense, Net

Total other expense, net during the year ended December 31, 2021 compared to the prior year was impacted by $109.8 million in pension settlement charges, as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Employee Benefit Plans, and costs associated with the April 2021 repayment of our 3.6% unsecured notes due in 2022. These impacts were partially offset by a $47.9 million gain recorded from the sale of a substantial majority of the shares we held as a noncontrolling investor in a private company for cash proceeds of $50.9 million and a reduction in interest expense driven by lower average debt balances outstanding and a lower weighted-average interest rate on our outstanding debt.

Income Taxes

Our effective tax rates on pre-tax income were 13.9% and 12.9% for the years ended December 31, 2021 and 2020, respectively. The increase in our effective tax rate for the year ended December 31, 2021 compared to the prior year was primarily due to deferred taxes from changes in certain of our permanent reinvestment assertions relating to our decision to classify our Business Solutions business as held for sale in the current period, partially offset by discrete tax benefits associated with the pension termination and other items.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2021, the total amount of tax contingency reserves was $318.6 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

A significant proportion of our profits are foreign-derived. For the years ended December 31, 2021 and 2020, 106% and 100%, respectively, of our pre-tax income was derived from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in foreign tax laws.

Earnings Per Share

During the years ended December 31, 2021 and 2020, basic earnings per share were $1.98 and $1.81, respectively, and diluted earnings per share were $1.97 and $1.79, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2021 and 2020, there were 2.3 million and 1.6 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for the year ended December 31, 2021 compared to the prior year was positively impacted by the previously described factors impacting net income and a lower number of shares outstanding. The lower number of shares outstanding for the year ended December 31, 2021 compared to the prior year is due to stock repurchases exceeding stock issuances related to our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, as further described above.

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
•
As described in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Restructuring-Related Expenses, on August 1, 2019, our Board of Directors approved an overall plan to change our operating model and improve our business processes and cost structure by reducing our headcount and consolidating various facilities. For the year ended December 31, 2020, we incurred $36.8 million related to this plan. While certain of these expenses may be identifiable to our segments, primarily our Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.
•
All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Consumer-to-Consumer	87%	87%
Business Solutions	8%	8%
Other	5%	5%
	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(dollars and transactions in millions)	2021	2020	% Change
Revenues	$4,394.0	$4,220.0	4%
Operating income	$977.6	$924.7	6%
Operating income margin	22%	22%
Key indicator:
Consumer-to-Consumer transactions	305.9	290.5	5%

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

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows, including Digital Money Transfer transactions, is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Digital Money Transfer transactions for the years ended December 31, 2021 and 2020. Where reported separately in the discussion below, Digital Money Transfer, and its subset westernunion.com, consist of 100% of the transactions conducted and funded through those respective channels.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Consumer-to-Consumer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Year Ended December 31, 2021
			Constant
	Revenue	Foreign	Currency
	Growth	Exchange	Revenue
	as Reported -	Translation	Growth(a) -	Transaction
	(GAAP)	Impact	(Non-GAAP)	Growth / (Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	1%	0%	1%	(1)%
Europe and Russia/CIS ("EU & CIS")	3%	3%	0%	13%
Middle East, Africa, and South Asia ("MEASA")	4%	0%	4%	10%
Latin America and the Caribbean ("LACA")	22%	(2)%	24%	9%
East Asia and Oceania ("APAC")	6%	3%	3%	(7)%
Total Consumer-to-Consumer growth:	4%	1%	3%	5%

Digital Money Transfer(b)	22%	1%	21%	32%
westernunion.com(b)	18%	1%	17%	19%

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

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	37%	38%
EU & CIS	32%	33%
MEASA	15%	15%
LACA	9%	8%
APAC	7%	6%

Digital Money Transfer, which is included in the regional percentages above, represented approximately 24% and 20% of our Consumer-to-Consumer revenues for the years ended December 31, 2021 and 2020, respectively.

Our consumers transferred $109.0 billion and $96.1 billion in Consumer-to-Consumer principal for the years ended December 31, 2021 and 2020, of which $104.1 billion and $90.6 billion, respectively, related to cross-border principal. The increase in principal and cross-border principal transferred during the year ended December 31, 2021 compared to the prior year is primarily attributable to growth in Digital Money Transfer. Consumer-to-Consumer principal is the amount of consumer funds transferred to the designated recipient. Cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer principal and cross-border principal are metrics used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer-to-Consumer money transfer revenue increased 4% and transactions increased 5% for the year ended December 31, 2021 compared to the prior year, including as a result of the impacts from the worldwide actions related to COVID-19. Revenues increased primarily due to continued recovery from the negative impacts of COVID-19 on our prior year results as previously discussed above. For the year ended December 31, 2021 compared to the prior year, transactions and revenues from our Digital Money Transfer services, including from white label partnerships, continued to grow. We believe that our growth in Digital Money Transfer transactions was due, in part, to shifts in consumer behavior to send money through digital channels, including as a result of COVID-19. However, this growth rate decelerated throughout the year as a result of the strong growth in Digital Money Transfer transactions we experienced in the prior year. The spread between transaction volumes and revenue was primarily attributable to growth in our digital white label partnerships, which have a lower revenue per transaction than Western Union branded transactions. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, positively impacted revenue by 1% for the year ended December 31, 2021 compared to the prior year. Constant currency revenue increased 3% for the year ended December 31, 2021.

In our Consumer-to-Consumer regions, the increase in NA revenue for the year ended December 31, 2021 compared to the prior year was primarily due to cross-border transaction growth, partially offset by declines in transactions sent and received within the United States and in transactions sent from the United States to Cuba, as these money transfer services have been suspended since the fourth quarter of 2020. The EU & CIS region experienced strong revenue growth in Russia, and transaction volumes for both the EU & CIS and MEASA regions continued to benefit from growth in Digital Money Transfer, including white label partnerships. The revenue growth in the LACA region was primarily due to an increase in principal transferred during the year ended December 31, 2021, compared to the prior year. Price increases in APAC were offset by transaction declines for the year ended December 31, 2021, compared to the prior year. Digital Money Transfer revenue, including westernunion.com, increased compared to the prior year due to an increase in digital transaction volumes, partially offset by price reductions.

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

Operating Income

Consumer-to-Consumer operating income increased 6% during the year ended December 31, 2021 compared to the prior year primarily due to the increase in revenues, as discussed above, a reduction in credit losses, and fluctuations in the United States dollar compared to foreign currencies, partially offset by increases in information technology costs and employee-related expenses, including incentive compensation and as a result of reduced hiring that we implemented in response to COVID-19 in the prior year period, and increases in agent commissions and bank fees, which generally vary with revenues.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(dollars in millions)	2021	2020	% Change
Revenues	$421.8	$356.1	18%
Operating income	$95.5	$24.4	(a)
Operating income margin	23%	7%

(a)
Calculation not meaningful.

Revenues

Business Solutions revenue increased 18% for the year ended December 31, 2021 compared to the prior year, primarily due to an increase in payment services activity in Europe and North America and increased hedging activity. We believe this increase was due, in part, to the continued recovery from the downturn in economic activity and trade caused by the negative impacts of COVID-19 on our prior year results. Fluctuations in the exchange rates between the United States dollar and foreign currencies positively impacted revenue by 4% for the year ended December 31, 2021 compared to the prior year.

Operating Income

For the year ended December 31, 2021, Business Solutions operating income and operating income margin increased when compared to the prior year due to the increase in revenues, as discussed above, a reduction in depreciation and amortization expenses, including as a result of classifying our Business Solutions business as held for sale in August 2021, and costs incurred in the prior year associated with the termination of a property lease in the United States, partially offset by an increase in employee-related expenses, including as a result of reduced hiring that we implemented in response to COVID-19 in the prior year.

Other

Other primarily consists of our cash-based bill payment businesses in Argentina and the United States, in addition to our money order services.

The following table sets forth Other results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(dollars in millions)	2021	2020	% Change
Revenues	$255.0	$258.9	(1)%
Operating income	$50.0	$55.0	(9)%
Operating income margin	20%	21%

Revenues

Other revenue decreased 1% for the year ended December 31, 2021 compared to the prior year due to the strengthening of the United States dollar against the Argentine peso, partially offset by an increase in local currency revenue per transaction, primarily due to inflation, and an increase in transaction volumes in our cash-based bill payment services offered at retail locations.

Operating Income

Other operating income decreased for the year ended December 31, 2021 compared to the prior year primarily due to an increase in costs associated with strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of payments for employee and agent incentives, interest payments on our outstanding borrowings, and timing of income tax payments, among other items. Many of our annual employee incentive compensation and agent incentive payments are made in the first quarter following the year they were incurred. The majority of our interest payments are due in the second and fourth quarters, which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. These payments are typically due in the second quarter of each year through 2025.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility (“Revolving Credit Facility”), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of December 31, 2021, we had no outstanding borrowings on our Revolving Credit Facility and $275.0 million of outstanding borrowings on the commercial paper program.

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing, and manner by which cash is made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. We regularly evaluate our United States cash requirements, taking tax consequences and other factors into consideration and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

Cash and Investment Securities

As of December 31, 2021 and 2020, we had Cash and cash equivalents of $1,246.0 million, which includes $37.7 million related to Business Solutions, and $1,428.2 million, respectively. As described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Divestitures, Investment Activities, and Goodwill, we have agreed to sell our Business Solutions business. We expect that our use of the net proceeds on the sale, after taxes on the gain from the transaction, will be consistent with our objective to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings, as further described below. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets on the Consolidated Balance Sheets, were $1,398.9 million and $1,990.6 million as of December 31, 2021 and 2020, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. The substantial majority of our investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2021, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

During the years ended December 31, 2021 and 2020, cash provided by operating activities was $1,045.3 million and $877.5 million, respectively. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of December 31, 2021, we had the following outstanding borrowings (in millions):

Commercial paper	$275.0
Notes:
4.250% notes due 2023(a)	300.0
2.850% notes due 2025(a)	500.0
1.350% notes due 2026 (effective rate of 1.5%)	600.0
2.750% notes due 2031 (effective rate of 2.9%)	300.0
6.200% notes due 2036(a)	500.0
6.200% notes due 2040(a)	250.0
Term loan facility borrowing (effective rate of 1.4%)	300.0
Total borrowings at par value	3,025.0
Debt issuance costs and unamortized discount, net	(16.6)
Total borrowings at carrying value(b)	$3,008.4

(a)
The difference between the stated interest rate and the effective interest rate is not significant.
(b)
As of December 31, 2021, our weighted-average effective rate on total borrowings was approximately 3.3%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2021 and 2020, we had $275.0 million and $80.0 million in commercial paper borrowings outstanding, respectively. Our commercial paper borrowings as of December 31, 2021 had a weighted-average annual interest rate of approximately 0.2% and a weighted-average term of approximately 5 days. During the years ended December 31, 2021 and 2020, the average commercial paper balance outstanding was $140.0 million and $181.6 million, respectively, and the maximum balance outstanding was $575.0 million and $690.0 million, respectively. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of December 31, 2021 and 2020, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Term Loan Facility

On December 18, 2018, we extended the Term Loan Facility providing for an unsecured delayed draw term loan facility in an aggregate amount of $950.0 million. In October 2016, we borrowed $575.0 million under our prior term loan facility. In December 2018, we borrowed the remaining amount available under the Term Loan Facility. In the first quarter of 2021, proceeds from the 2026 Notes and the 2031 Notes (as defined below), and cash, including cash generated from operations, were used to repay $650.0 million of the Term Loan Facility. On January 4, 2022, we repaid all remaining borrowings owed under the Term Loan Facility for total consideration of $300.0 million, using proceeds from our commercial paper and cash, including cash generated from operations. We are no longer able to borrow money under this facility.

Notes

On March 9, 2021, we issued $600.0 million and $300.0 million of aggregate principal amount of 1.350% and 2.750% unsecured notes due March 15, 2026 (“2026 Notes”) and March 15, 2031 (“2031 Notes”), respectively. We used the net proceeds from the sale of our 2026 Notes and 2031 Notes to pay down our 2022 Notes (as defined below) and a portion of our Term Loan Facility. Interest with respect to these notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. If a change of control triggering event occurs, holders of the 2026 Notes and 2031 Notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. We may redeem the 2026 Notes and the 2031 Notes, in whole or in part, at any time prior to February 15, 2026 and December 15, 2030, respectively, at the greater of par or a price based on the applicable treasury rate plus 15 and 25 basis points, respectively. We may redeem the 2026 Notes and the 2031 Notes at any time after February 15, 2026 and December 15, 2030, respectively, at a price equal to par, plus accrued interest.

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

On March 15, 2017, we issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. On August 22, 2017, we issued an additional $100.0 million of aggregate principal amount of unsecured notes due March 15, 2022, for an aggregate principal total of $500.0 million of 3.600% unsecured notes (“2022 Notes”). The 2022 Notes were repaid in April 2021 using proceeds from the 2026 Notes and the 2031 Notes.

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

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs, and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity, and the overall business.

Our Revolving Credit Facility contains interest rate margins which are determined based on certain of our credit ratings and also contains a facility fee that is based on our credit ratings. In addition, the interest rates payable on our 2023 Notes, 2025 Notes, 2026 Notes, and 2031 Notes can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade, as further described below. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility contains covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness, and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility requires us to maintain a consolidated adjusted Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense, (iv) amortization expense, (v) any other non-cash deductions, losses or charges made in determining net income/(loss) for such period, and (vi) extraordinary, non-recurring, or unusual losses or charges (including costs and expenses of litigation included in operating income), minus extraordinary, non-recurring or unusual gains provided that the amount added back to net income (or net loss) for such extraordinary, non-recurring or unusual losses, expenses or charges may not exceed 10% of adjusted EBITDA, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 13:1 for the year ended December 31, 2021.

For the year ended December 31, 2021, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Certain of our notes (including the 2023 Notes, 2025 Notes, 2026 Notes, 2031 Notes, and 2040 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving us and, among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies.

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

Investment in Saudi Digital Payments Company

We entered into an agreement in November 2020, which was subsequently amended, to acquire an ownership interest in stc Bank (formerly Saudi Digital Payments Company), a subsidiary of Saudi Telecom Company and one of our Consumer-to-Consumer digital white label partners. Under the terms of the amended agreement, we agreed to invest $200.0 million for a 15% ownership in stc Bank, and this transaction closed in October 2021.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $214.6 million and $156.8 million in 2021 and 2020, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the years ended December 31, 2021 and 2020, 19.5 million and 8.5 million shares, respectively, have been repurchased for $400.0 million and $217.4 million, respectively, excluding commissions, at an average cost of $20.56 and $25.45, respectively, under the share repurchase authorization approved by our Board of Directors which expired on December 31, 2021. On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in all four quarters of 2021, representing $380.5 million in total dividends. Our Board of Directors declared quarterly cash dividends of $0.225 per common share in all four quarters of 2020, representing $369.9 million in total dividends. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 10, 2022, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2022.

Material Cash Requirements

Debt Service Requirements

Our 2022 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Borrowings for details on our outstanding borrowings, including future principal payments on our notes, and commercial paper. As of December 31, 2021, the total projected interest payments on our borrowings were $935.6 million, of which $89.9 million is expected to be paid in the next 12 months. We have estimated our future interest payments based on the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes. However, we may refinance all or a portion of our borrowings in future periods. Estimated interest payments on floating-rate debt are calculated by utilizing the effective rate and forward rates as of December 31, 2021 for our current and future interest rates, respectively.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $541 million remained as of December 31, 2021. We have elected to pay this liability in periodic installments through 2025. Under the terms of the law, we owe 8% of the original liability in 2022, with 15%, 20%, and 25% of the tax owed in 2023, 2024, and 2025, respectively. During the years ended December 31, 2021 and 2020, we made installment payments of $63.4 million and $64.0 million, respectively. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Operating Leases

We lease real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Leases for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Foreign Currency Derivative Contracts

We use derivatives to minimize our exposures related to changes in foreign currency exchange rates, which fluctuate based on market conditions. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Derivatives. The substantial majority of these derivative contracts relate to our Business Solutions segment, which facilitates cross-currency payments by writing derivatives to customers, and a majority of these derivative contracts have a duration at inception of less than one year.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2021, we had approximately $310 million of outstanding purchase obligations, of which approximately $160 million is expected to be paid in the next 12 months. Many of our contracts contain clauses that allow us to terminate the contract with notice and with a termination penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults on our contractual obligations or incurred significant penalties for termination of our contractual obligations.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Pension Plan

We had a frozen defined benefit pension plan (the “Plan”), for which the funded status was measured as the difference between the fair value of the plan assets and the projected benefit obligation. We were not required to and did not make material contributions to the Plan in either 2021 or 2020.

On July 22, 2021, our Board of Directors approved a plan to terminate and settle the Plan. Upon settlement in the fourth quarter of 2021, we transferred Plan assets to an insurance company that will provide for and pay the remaining benefits to participants. We incurred approximately $109.8 million of charges associated with this settlement. The pre-tax balance in Accumulated other comprehensive loss associated with the Plan, along with costs related to the settlement, were recorded as a component of Total other income/(expense), net, with the related income tax effects recorded in Provision for income taxes, in the Consolidated Statements of Income. As of December 31, 2021, we had $18.4 million of restricted cash and $11.9 million of investments remaining from the settlement, which are included in Other assets in the Consolidated Balance Sheets. These assets will be used to fund contributions to our defined contribution plan in future periods.

Other Commercial Commitments

We had approximately $450 million in outstanding letters of credit and bank guarantees as of December 31, 2021 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration, while certain letters of credit will be terminated, released, or transferred as a result of the sale of our Business Solutions business.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition is based on our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities, and other related disclosures. Actual results may or may not differ from these estimates. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies.

Our critical accounting policies and estimates, described below, are very important to the portrayal of our financial condition and our results of operations, and applying them requires our management to make difficult, subjective, and complex judgments. We believe that the understanding of these key accounting policies and estimates is essential in achieving more insight into our operating results and financial condition.

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

Our tax contingency reserves for our uncertain tax positions as of December 31, 2021 were $318.6 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations, and cash flows. Furthermore, the timing of related cash payments for these tax liabilities is inherently uncertain and is affected by variable factors outside our control.

Derivative Financial Instruments

We have used derivatives to: (i) minimize our exposures related to changes in foreign currency exchange rates and, periodically, interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers. We recognize all derivatives in Other assets and Other liabilities in our Consolidated Balance Sheets at their fair value. Certain of our derivative arrangements are designated as either cash flow hedges or fair value hedges at the time of inception, and others are not designated as accounting hedges.

•
Cash flow hedges - Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed-rate debt. Derivative fair value changes that are captured in Accumulated other comprehensive loss ("AOCL") are reclassified to earnings in the same period the hedged item affects earnings when the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged.
•
Fair value hedges - Fair value hedges consist of hedges of fixed-rate debt, through interest rate swaps. Changes in the fair value of these hedges, along with offsetting changes in the fair value of the related debt instrument attributable to changes in the benchmark interest rate, are recorded in Interest expense.

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

We have foreign currency and interest rate derivative instruments that qualify for hedge accounting and are designated as cash flow hedges. If these hedges no longer qualify under hedge accounting, the change in the fair value of these derivatives would be reflected into earnings, which could have a significant impact on our reported results. As of December 31, 2021, the cumulative pre-tax unrealized gain currently classified within AOCL that would be reflected in earnings if these hedges were disqualified from hedge accounting was $24.3 million.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. An impairment assessment of goodwill is conducted annually during our fourth quarter at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Reporting units are determined by the level at which management reviews segment operating results. In some cases, that level is the operating segment, and in others, it is one level below the operating segment.

Our impairment assessment typically begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment includes comparing the overall financial performance of the reporting unit against the planned results. Additionally, each reporting unit’s fair value is assessed under certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. Periodically, we perform a quantitative assessment, as described below, for each of our reporting units, regardless of the results of prior qualitative assessments.

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

The carrying value of goodwill as of December 31, 2021 was $2,566.6 million, which represented approximately 29% of our consolidated assets. As of December 31, 2021, goodwill of $1,980.7 million and $532.0 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively, while the remaining $53.9 million resides in Other. For the years ended December 31, 2021 and 2020, we did not record any goodwill impairments. For the reporting units that comprise Consumer-to-Consumer and Other, the fair values of the businesses significantly exceed their carrying amounts. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC for $910 million in cash, and we expect to recognize a gain upon completion of the sale in 2022. As of December 31, 2021, the goodwill related to the Business Solutions reporting unit is included in Assets held for sale on the Consolidated Balance Sheets.

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

Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset and could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2021 was $467.5 million and includes $50.4 million of other intangibles related to the Business Solutions business, which is classified as held for sale. During the years ended December 31, 2021 and 2020, we recorded immaterial impairments related to other intangible assets.

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

Significant judgment is required in determining whether a loss is probable and whether the loss can be reasonably estimated, including determining a loss value within a range. Our judgments are subjective and are based on considerations such as the status of the legal or regulatory proceedings, the merits of our defenses, and consultations with in-house and outside legal counsel. As the outcome of claims and litigation is uncertain, accruals are based on the best information available at the time the judgment is made. As additional information becomes available, which may include information we learn through the discovery process, settlement discussions, or rulings by courts, arbitrators, or others, we reassess the potential liability related to pending claims and litigation and may revise our estimates.

In determining whether disclosure is appropriate, we evaluate each legal matter to assess if there is at least a reasonable possibility that a material loss or additional material losses may have been incurred beyond those amounts which we have already accrued. If such a reasonable possibility exists, we include an estimate of possible loss or range of loss in our disclosure of reasonably possible potential litigation losses, or we state if such an estimate of possible loss or range of loss cannot be made.

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

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and, to a lesser degree, the Canadian dollar and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The significant majority of our Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The majority of these derivative contracts have a duration at inception of less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties.

As of December 31, 2021, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $50 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2021 of approximately $2.9 billion. Approximately $1.6 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market instruments, and state and municipal variable-rate securities and are included in our Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remainder of our interest-bearing assets primarily consists of highly-rated state and municipal debt securities, which are fixed-rate term notes. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption and are classified within Settlement assets in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within Settlement assets in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our Total stockholders' equity in our Consolidated Balance Sheets.

As of December 31, 2021, we had a total of $300.0 million of borrowings under our term loan that were subject to floating interest rates. The interest on these borrowings was calculated using a selected LIBOR rate plus an interest rate margin of 125 basis points. On January 4, 2022, we repaid all remaining borrowings owed under the Term Loan Facility. Borrowings under our commercial paper program mature in such a short period that the financing is also effectively floating rate. As of December 31, 2021, there were $275.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of December 31, 2021, our weighted-average effective rate on total borrowings was approximately 3.3%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to annual pre-tax income of approximately $6 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on December 31, 2021. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2021 that bear interest at floating rates, would result in an offsetting increase/decrease to annual pre-tax income of approximately $16 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, walk-in bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to losses directly from consumer transactions, particularly through our digital channels, where transactions are originated through means other than cash and are therefore subject to “chargebacks,” insufficient funds, or other collection impediments, such as fraud, which are anticipated to increase as digital channels become a greater proportion of our money transfer business.

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

Our losses were less than 2% of our consolidated revenues in all periods presented.

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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2021, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control Over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity/(deficit) for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity/(deficit) for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes - Uncertain tax positions

Description of the matter

As described in Note 11 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to taxation in various jurisdictions. The Company recognizes tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2021, the Company has accrued liabilities of $318.6 million for uncertain tax positions.

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

Denver, Colorado
February 24, 2022

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$5,070.8	$4,835.0	$5,292.1
Expenses:
Cost of services	2,896.4	2,826.5	3,086.5
Selling, general, and administrative	1,051.3	1,041.2	1,271.6
Total expenses(a)	3,947.7	3,867.7	4,358.1
Operating income	1,123.1	967.3	934.0
Other income/(expense):
Gain on divestitures of businesses (Note 5)	—	—	524.6
Gain on sale of noncontrolling interest in a private company (Note 5)	47.9	—	—
Pension settlement charges (Note 12)	(109.8)	—	—
Interest income	1.4	3.2	6.3
Interest expense	(105.5)	(118.5)	(152.0)
Other income/(expense), net	(21.7)	3.1	8.5
Total other income/(expense), net	(187.7)	(112.2)	387.4
Income before income taxes	935.4	855.1	1,321.4
Provision for income taxes	129.6	110.8	263.1
Net income	$805.8	$744.3	$1,058.3
Earnings per share:
Basic	$1.98	$1.81	$2.47
Diluted	$1.97	$1.79	$2.46
Weighted-average shares outstanding:
Basic	406.8	412.3	427.6
Diluted	408.9	415.2	430.9

(a)
As further described in Note 7, total expenses include amounts incurred with related parties of $54.7 million, $54.6 million, and $57.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$805.8	$744.3	$1,058.3
Other comprehensive income, net of reclassifications and tax (Note 14):
Unrealized gains/(losses) on investment securities	(27.9)	33.6	25.8
Unrealized gains/(losses) on hedging activities	49.2	(26.9)	(11.0)
Defined benefit pension plan adjustments (Note 12)	86.1	42.8	7.2
Total other comprehensive income	107.4	49.5	22.0
Comprehensive income	$913.2	$793.8	$1,080.3

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$1,208.3	$1,428.2
Settlement assets	2,843.5	3,821.4
Property and equipment, net of accumulated depreciation of $650.4 and $659.9, respectively	129.4	150.4
Goodwill	2,034.6	2,566.6
Other intangible assets, net of accumulated amortization of $731.8 and $1,044.6, respectively	417.1	505.0
Other assets	737.7	1,024.7
Assets held for sale (Note 5)	1,452.9	—
Total assets	$8,823.5	$9,496.3
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$450.2	$500.9
Settlement obligations	2,843.5	3,821.4
Income taxes payable	870.7	928.9
Deferred tax liability, net	203.8	188.9
Borrowings	3,008.4	3,067.2
Other liabilities	269.4	802.4
Liabilities associated with assets held for sale (Note 5)	821.9	—
Total liabilities	8,467.9	9,309.7

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 393.8 shares and 411.2 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3.9	4.1
Capital surplus	941.0	885.1
Accumulated deficit	(537.2)	(543.1)
Accumulated other comprehensive loss	(52.1)	(159.5)
Total stockholders' equity	355.6	186.6
Total liabilities and stockholders' equity	$8,823.5	$9,496.3

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$805.8	$744.3	$1,058.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.6	61.3	79.6
Amortization	158.6	164.3	178.1
Pension settlement charges (Note 12)	109.8	—	—
Gain on divestiture of businesses, excluding transaction costs (Note 5)	—	—	(532.1)
Gain on the sale of noncontrolling interest in a private company (Note 5)	(47.9)	—	—
Deferred income tax provision/(benefit) (Note 11)	(2.6)	13.9	(24.5)
Other non-cash items, net	149.6	145.8	118.4
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(73.0)	(44.4)	7.5
Accounts payable and accrued liabilities	(24.8)	(96.6)	94.3
Income taxes payable (Note 11)	(56.2)	(94.4)	(36.8)
Other liabilities	(23.6)	(16.7)	(28.2)
Net cash provided by operating activities	1,045.3	877.5	914.6
Cash flows from investing activities
Payments for capitalized contract costs	(107.5)	(69.1)	(46.6)
Payments for internal use software	(69.4)	(51.2)	(33.0)
Purchases of property and equipment	(37.7)	(36.5)	(48.1)
Purchases of settlement investments	(433.0)	(6,421.1)	(5,866.1)
Proceeds from the sale of settlement investments	755.3	5,978.4	5,219.1
Maturities of settlement investments	229.7	182.6	181.7
Proceeds from the sale of former corporate headquarters and other property (Note 5)	—	49.4	—
Proceeds from the sale of noncontrolling interest in a private company (Note 5)	50.9	—	—
Proceeds from divestitures of businesses, net of cash divested (Note 5)	—	—	711.7
Purchase of noncontrolling interest in stc Bank (Note 5)	(200.0)	—	—
Other investing activities	3.7	(6.0)	48.3
Net cash (used in)/provided by investing activities	192.0	(373.5)	167.0
Cash flows from financing activities
Cash dividends and dividend equivalents paid	(381.6)	(370.3)	(340.8)
Common stock repurchased (Note 14)	(409.9)	(239.7)	(552.6)
Net proceeds from/(repayments of) commercial paper	195.0	(165.0)	120.0
Net proceeds from issuance of borrowings	891.7	—	495.9
Principal payments on borrowings	(1,150.0)	—	(824.9)
Make-whole premium on early extinguishment of debt (Note 16)	(14.3)	—	—
Proceeds from exercise of options	11.6	2.2	36.7
Net change in settlement obligations	(412.2)	587.6	(414.3)
Other financing activities	0.2	(0.7)	(4.1)
Net cash used in financing activities	(1,269.5)	(185.9)	(1,484.1)
Net change in cash and cash equivalents, including settlement, and restricted cash	(32.2)	318.1	(402.5)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,143.1	1,825.0	2,227.5
Cash and cash equivalents, including settlement, and restricted cash at end of period	$2,110.9	$2,143.1	$1,825.0

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

	Year Ended December 31,
	2021	2020	2019
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,208.3	$1,428.2	$1,450.5
Settlement cash and cash equivalents (Note 8)	835.5	695.7	368.2
Restricted cash in Other assets	29.4	19.2	6.3
Cash and cash equivalents included in Assets held for sale (Note 5)	37.7	—	—
Cash and cash equivalents, including settlement, and restricted cash	$2,110.9	$2,143.1	$1,825.0
Supplemental cash flow information:
Interest paid	$101.6	$109.6	$151.3
Income taxes paid	$185.9	$187.3	$318.9
Cash paid for lease liabilities	$46.5	$65.9	$53.8
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 13)	$18.5	$38.6	$269.1
Internal use software capitalized but not yet paid	$26.4	$0.2	$1.6

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity/(Deficit)
Balance, December 31, 2018	441.2	$4.4	$755.6	$(838.8)	$(231.0)	$(309.8)
Net income	—	—	—	1,058.3	—	1,058.3
Stock-based compensation	—	—	48.9	—	—	48.9
Common stock dividends and dividend equivalents declared ($0.80 per share)	—	—	—	(342.6)	—	(342.6)
Repurchase and retirement of common shares	(27.6)	(0.2)	—	(552.8)	—	(553.0)
Shares issued under stock-based compensation plans	4.4	—	36.7	—	—	36.7
Other comprehensive income (Note 14)	—	—	—	—	22.0	22.0
Balance, December 31, 2019	418.0	4.2	841.2	(675.9)	(209.0)	(39.5)
Adoption of new accounting pronouncement (Note 2)	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	744.3	—	744.3
Stock-based compensation	—	—	41.7	—	—	41.7
Common stock dividends and dividend equivalents declared ($0.90 per share)	—	—	—	(373.2)	—	(373.2)
Repurchase and retirement of common shares	(9.4)	(0.1)	—	(237.7)	—	(237.8)
Shares issued under stock-based compensation plans	2.6	—	2.2	—	—	2.2
Other comprehensive income (Note 14)	—	—	—	—	49.5	49.5
Balance, December 31, 2020	411.2	4.1	885.1	(543.1)	(159.5)	186.6
Net income	—	—	—	805.8	—	805.8
Stock-based compensation	—	—	44.3	—	—	44.3
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(384.8)	—	(384.8)
Repurchase and retirement of common shares	(20.1)	(0.2)	—	(415.1)	—	(415.3)
Shares issued under stock-based compensation plans	2.7	—	11.6	—	—	11.6
Other comprehensive income (Note 14)	—	—	—	—	107.4	107.4
Balance, December 31, 2021	393.8	$3.9	$941.0	$(537.2)	$(52.1)	$355.6

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
•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The significant majority of the Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. See Note 5 for further information regarding this transaction.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services. In May 2019, the Company sold a substantial majority of its United States based electronic bill payment services, as discussed in Note 5. The Company’s other services, in addition to certain corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. See Note 18 for further information regarding the Company’s segments.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2021, the Company's restricted net assets associated with these asset limitations and minimum capital requirements totaled approximately $460 million.

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

Cash Flow Classification Revision

Beginning in the fourth quarter of 2021, the Company revised its presentation to include changes in settlement cash associated with settlement obligations as a financing activity and changes in settlement cash from purchases, proceeds, and maturities of settlement investments as an investing activity within its Consolidated Statements of Cash Flows. Previously, the changes in settlement assets and settlement obligations were presented on a net basis within operating activities in the Company’s Consolidated Statements of Cash Flows.

Prior year amounts have been revised to conform to this presentation. These changes in presentation have been concluded to be immaterial, having no impact on the Company’s previously reported net income, financial position, or cash flows from operating activities, as changes in the Company’s settlement assets exactly offset changes in its settlement obligations. However, the revised presentation shows all changes associated with settlement cash in the Consolidated Statements of Cash Flows instead of in the Notes to the Consolidated Financial Statements.

The following tables present the effects of the changes in presentation of these cash flows, compared to the previously reported Consolidated Statements of Cash Flows (in millions):

	Year Ended December 31, 2020
	As Previously
	Reported(a)	Revisions	As Revised
Net cash provided by/(used in):
Operating activities	$877.5	$—	$877.5
Investing activities(b)	(113.4)	(260.1)	(373.5)
Financing activities(c)	(773.5)	587.6	(185.9)
Net change in cash and cash equivalents, including settlement, and restricted cash	$(9.4)	$327.5	$318.1
(a)
As reported in the Company's Form 10-K filed with the SEC on February 19, 2021.
(b)
The financial statement lines included in Investing activities are Purchases of settlement investments, Proceeds from the sale of settlement investments, and Maturities of settlement investments.
(c)
The financial statement line included in Financing activities is Net change in settlement obligations.

	Year Ended December 31, 2019
	As Previously
	Reported(a)	Revisions	As Revised
Net cash provided by/(used in):
Operating activities	$914.6	$—	$914.6
Investing activities(b)	632.3	(465.3)	167.0
Financing activities(c)	(1,069.8)	(414.3)	(1,484.1)
Net change in cash and cash equivalents, including settlement, and restricted cash	$477.1	$(879.6)	$(402.5)
(a)
As reported in the Company's Form 10-K filed with the SEC on February 20, 2020.
(b)
The financial statement lines included in Investing activities are Purchases of settlement investments, Proceeds from the sale of settlement investments, and Maturities of settlement investments.
(c)
The financial statement line included in Financing activities is Net change in settlement obligations.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above the Company’s average share price during the periods and their effect was anti-dilutive, were 2.3 million, 1.6 million, and 1.9 million, respectively, of shares for the years ended December 31, 2021, 2020, and 2019.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Year Ended December 31,
	2021	2020	2019
Basic weighted-average shares outstanding	406.8	412.3	427.6
Common stock equivalents	2.1	2.9	3.3
Diluted weighted-average shares outstanding	408.9	415.2	430.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

The Company determines the fair values of its assets and liabilities that are recognized or disclosed at fair value in accordance with the hierarchy described below. The fair values of the assets and liabilities held in the Company’s defined benefit plan trust (“Trust”) have been recognized or disclosed utilizing the same hierarchy. The following three levels of inputs may be used to measure fair value:

•
Level 1 - Quoted prices in active markets for identical assets or liabilities.
•
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

Carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Available-for-sale investment securities, as further discussed in Notes 8 and 9, and derivative financial instruments, as further discussed in Notes 9 and 15, are carried at fair value. Fixed-rate notes are carried at their original issuance values and adjusted over time to amortize or accrete that value to par, except for portions of notes that were hedged by interest rate swap agreements in prior years, as disclosed in Note 15. The fair values of fixed-rate notes are disclosed in Note 9 and are based on market quotations.

The fair values of non-financial assets and liabilities related to the Company’s business combinations, as applicable, will be disclosed in Note 5. The fair value of the assets in the Trust, which held the assets for the Company’s defined benefit pension plan, is disclosed in Note 12.

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within Net income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized within Other income/(expense), net for the difference between fair value and existing book value. Results of operations of the acquired company are included in the Company’s results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. The Company expenses all costs as incurred related to or involved with an acquisition in Selling, general, and administrative expenses.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the lesser of the estimated life of the related assets (generally three to seven years for equipment and furniture and fixtures) or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consisted of the following (in millions):

	December 31,
	2021	2020
Equipment	$607.7	$608.9
Leasehold improvements and other	151.2	153.7
Furniture and fixtures	46.2	45.4
Projects in process	0.3	2.3
Total property and equipment, gross	805.4	810.3
Less accumulated depreciation	(669.7)	(659.9)
Property and equipment, net(a)	$135.7	$150.4

(a)
As of December 31, 2021, Property and equipment, net includes Assets held for sale of $6.3 million, which consists of property and equipment of the Company's Business Solutions business, as further described in Note 5.

Amounts charged to expense for depreciation of property and equipment were $49.6 million, $61.3 million, and $79.6 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. In the event a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2021, 2020, and 2019.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), software, and acquired contracts. Other intangible assets are generally amortized on a straight-line basis over the length of the contract or benefit period. Included in the Consolidated Statements of Income is amortization expense of $158.6 million, $164.3 million, and $178.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of other intangible assets (in millions):

	December 31, 2021			December 31, 2020
	Weighted-
	Average
	Amortization		Net of		Net of
	Period	Initial	Accumulated	Initial	Accumulated
	(in years)	Cost	Amortization	Cost	Amortization
Capitalized contract costs	6.2	$532.7	$242.0	$574.4	$308.0
Internal use software	4.3	388.7	128.8	310.3	55.5
Acquired contracts	11.6	552.9	50.2	561.7	75.8
Acquired trademarks	25.4	30.1	10.8	30.1	12.0
Other intangibles	4.3	19.4	—	19.4	—
Projects in process(b)	(a)	35.7	35.7	53.7	53.7
Total other intangible assets(b)	8.0	$1,559.5	$467.5	$1,549.6	$505.0

(a)
Not applicable as the assets have not been placed in service.
(b)
As of December 31, 2021, Projects in process and Total other intangible assets, net includes Assets held for sale of $2.3 million and $50.4 million, respectively, which consists of Other intangible assets associated with the Company's Business Solutions business as further described in Note 5.

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2021, including the Business Solutions business, would be $141.9 million in 2022, $106.1 million in 2023, $82.7 million in 2024, $48.6 million in 2025, $24.0 million in 2026, and $28.5 million thereafter. However, included in these amounts are future aggregate amortization expenses related to Assets held for sale of $16.2 million in 2022, $10.1 million in 2023, $7.1 million in 2024, $6.3 million in 2025, $5.5 million in 2026, and $2.9 million thereafter. Beginning in August 2021, the Company stopped amortizing these held for sale assets over the terms of their useful lives.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2021, 2020, and 2019.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2021, 2020, and 2019 were $177.8 million, $177.0 million, and $209.1 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

The Company accounts for income taxes under the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The Company routinely assesses the realizability of its deferred tax assets. A valuation allowance must be established when, based upon available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company’s businesses. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those businesses for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the year. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these businesses are included as a component of AOCL in the accompanying Consolidated Balance Sheets. Foreign currency denominated monetary assets and liabilities of businesses for which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period, and the resulting remeasurement gains and losses are recognized in net income. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

The Company has bill payment and other businesses in Argentina for which the local currency is the functional currency. However, as Argentina is currently classified as a highly inflationary economy, all changes in the value of the Argentine peso on these businesses’ monetary assets and liabilities are reflected in net income.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Cash flow hedges – Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed-rate debt. Derivative fair value changes that are captured in AOCL are reclassified to earnings in the same period the hedged item affects earnings when the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. The Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components is amortized into Revenues within the Consolidated Statements of Income. For foreign currency cash flow hedges entered into before January 1, 2018, which was the date the Company adopted this accounting treatment, all changes in the fair value of the excluded components were recognized immediately in Revenues during the year ended December 31, 2019.
•
Fair value hedges - Fair value hedges consist of hedges of fixed-rate debt, through interest rate swaps. Changes in the fair value of derivatives that are designated as fair value hedges of fixed-rate debt are recorded in Interest expense. The offsetting change in value of the related debt instrument attributable to changes in the benchmark interest rate is also recorded in Interest expense. There were no fair value hedges outstanding as of December 31, 2021 and 2020.
•
Undesignated - Derivative contracts entered into to reduce the foreign exchange variability related to: (i) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (ii) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes, and changes in their fair value are included in Selling, general, and administrative. The Company is also exposed to risk from derivative contracts written to its customers arising from its cross-currency Business Solutions payment operations. The majority of these derivative contracts have a duration at inception of less than one year. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts) as part of a broader foreign currency portfolio, including significant spot exchanges of currency in addition to forwards and options. The changes in the fair value related to these contracts are recorded in Revenues.

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

Stock-Based Compensation

The Company has a stock-based compensation plan that provides for grants of Western Union stock options, restricted stock awards, restricted stock units, and deferred stock units to employees and non-employee directors of the Company.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company generally recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award, with an estimate for forfeitures. Refer to Note 17 for additional discussion regarding details of the Company’s stock-based compensation plans.

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

3. Revenue

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized $4,865.5 million, $4,625.1 million, and $5,033.2 million in revenues from contracts with customers for the years ended December 31, 2021, 2020, and 2019, respectively. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations for the years ended December 31, 2021, 2020, and 2019, and the Company has immaterial contract liability balances as of December 31, 2021 and 2020, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of December 31, 2021 and 2020, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payment and other services are not included in the Company’s segments and are reported as Other. See Note 18 for further information on the Company’s segments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. See Note 5 for further information regarding this transaction.

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

Consumer Bill Payments and Other

The Company offers bill payment and other services that vary by contractual features, including the types and amounts of fixed charges and with respect to how fees are billed and collected. The identification of the contract with the customer for revenue recognition purposes is consistent with these features for each of the Company’s bill payment and other services. As with consumer money transfers, customers engage the Company to perform one integrated service — collect money from the consumer and process the transaction, thereby providing billers with real-time or near real-time information regarding consumer payments and simplifying the billers’ collection efforts.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management has determined that the substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the years ended December 31, 2021, 2020, and 2019 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Year Ended December 31, 2021
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$1,625.7	$101.8	$73.3	$57.1	$1,857.9
Europe and Russia/CIS	1,381.3	145.5	5.8	1.1	1,533.7
Middle East, Africa, and South Asia	660.8	2.2	0.6	—	663.6
Latin America and the Caribbean	376.6	3.4	75.8	7.3	463.1
East Asia and Oceania	276.5	69.6	1.1	—	347.2
Revenues from contracts with customers	$4,320.9	$322.5	$156.6	$65.5	$4,865.5
Other revenues(a)	73.1	99.3	13.3	19.6	205.3
Total revenues	$4,394.0	$421.8	$169.9	$85.1	$5,070.8

	Year Ended December 31, 2020
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$1,605.5	$83.6	$75.1	$57.0	$1,821.2
Europe and Russia/CIS	1,330.0	121.1	3.6	1.8	1,456.5
Middle East, Africa, and South Asia	630.0	1.5	0.4	—	631.9
Latin America and the Caribbean	310.1	2.4	75.8	7.9	396.2
East Asia and Oceania	257.4	60.5	1.4	—	319.3
Revenues from contracts with customers	$4,133.0	$269.1	$156.3	$66.7	$4,625.1
Other revenues(a)	87.0	87.0	14.0	21.9	209.9
Total revenues	$4,220.0	$356.1	$170.3	$88.6	$4,835.0

	Year Ended December 31, 2019
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments (b)	Services	Total
Regions:
North America	$1,653.5	$95.4	$223.0	$55.9	$2,027.8
Europe and Russia/CIS	1,350.1	127.1	3.2	4.1	1,484.5
Middle East, Africa, and South Asia	642.0	1.8	0.4	—	644.2
Latin America and the Caribbean	395.2	3.4	129.4	15.3	543.3
East Asia and Oceania	263.5	68.4	1.5	—	333.4
Revenues from contracts with customers	$4,304.3	$296.1	$357.5	$75.3	$5,033.2
Other revenues(a)	103.5	92.7	37.3	25.4	258.9
Total revenues	$4,407.8	$388.8	$394.8	$100.7	$5,292.1

(a)
Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. to sell its United States electronic bill payments business known as “Speedpay” and closed the transaction on May 9, 2019. Included within North America revenues are Speedpay revenues of $125.4 million for the year ended December 31, 2019.
4. Restructuring-Related Expenses

On August 1, 2019, the Company’s Board of Directors approved a plan to change the Company’s operating model and improve its business processes and cost structure by reorganizing the Company’s senior management, including those managers reporting to the Chief Executive Officer (“CEO”), reducing its headcount, and consolidating various facilities. While certain of the expenses may be identifiable to the Company’s segments, primarily to the Company’s Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company’s segment operating income results. These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. All expenses for this initiative have been incurred as of December 31, 2020, and substantially all of the liability had been paid in cash as of December 31, 2021.

The following table summarizes the expenses related to the restructuring accruals, which are included in Accounts payable and accrued liabilities in the Company’s Consolidated Balance Sheets, and the total expenses incurred since the inception of the restructuring plan (in millions):

	Severance and	Facility Relocations
	Related	and Closures,
	Employee	Consulting,
	Benefits	and Other	Total
Balance, December 31, 2019	$71.2	$2.1	$73.3
Expenses(a)	11.8	25.0	36.8
Cash payments	(58.7)	(24.0)	(82.7)
Non-cash benefits/(charges)(a)	0.6	(1.8)	(1.2)
Balance, December 31, 2020	$24.9	$1.3	$26.2

Total expenses incurred	$109.8	$42.5	$152.3

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Divestitures, Investment Activities, and Goodwill

Assets Held for Sale

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the "Buyer") for cash consideration of $910 million, subject to regulatory and working capital adjustments. The divestiture is expected to result in a gain on the sale and is subject to regulatory approval and other closing conditions. The sale is expected to be completed in two primary closings, with the entirety of the cash consideration due at the first closing. The expected gain on the sale will be recognized at each closing, based on the book values and fair values of the operations sold at each closing. The first closing is expected to be completed during the first quarter of 2022 and to primarily exclude the operations in the European Union and the United Kingdom. The second closing is currently expected by late 2022, pending required regulatory approvals. During the period between the closings, the Company will pay to the Buyer a measure of profit of the European Union and United Kingdom operations, adjusted for the provision for income taxes, occupancy charges for employees of the Buyer using Company facilities, and other items. The Company has presented the assets of its Business Solutions business as held for sale, along with the associated liabilities, as it believes completion of the sale is probable. However, in the event that: (a) the first closing has not occurred by August 4, 2022, due to a failure to obtain regulatory approvals by that date, and such failure is not primarily caused by the Company’s material breach, or (b) the agreement is terminated prior to August 4, 2022, and at the time of such termination either (i) there is a final order or other legal prohibition (not primarily caused by the Company’s material breach) precluding the first closing, or (ii) there is a material, unresolved breach by Buyer or its affiliates of their undertakings relating to obtaining the regulatory approvals, the Company would be entitled to a termination fee of $63.7 million. In the event that the first closing is completed but the second closing does not occur by February 4, 2023, the Company may, with appropriate notice to the Buyer, otherwise dispose of the European Union and United Kingdom operations, with any profit realized on disposition remitted to the Buyer, and conversely, any loss indemnified by the Buyer.

Business Solutions revenues were $421.8 million, $356.1 million, and $388.8 million, and direct operating expenses, which exclude corporate allocations, were $317.7 million, $319.5 million, and $334.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Operating costs directly associated with this divestiture and incurred during the year ended December 31, 2021 were $14.4 million.

The following table reflects the assets held for sale and associated liabilities of the Business Solutions business in the accompanying Consolidated Balance Sheet (in millions). These balances are subject to regulatory capital and other requirements and will be finalized upon the closing of the deal.

December 31,
2021
Cash and cash equivalents	$37.7
Settlement assets	566.0
Property and equipment, net of accumulated depreciation of $19.3	6.3
Goodwill	532.0
Other intangible assets, net of accumulated amortization of $360.2	50.4
Other assets	260.5
Total assets	$1,452.9

Accounts payable and accrued liabilities	$61.6
Settlement obligations	566.0
Other liabilities	194.3
Total liabilities	$821.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also expects to reclassify approximately $17.8 million of unrealized currency translation gains currently included within AOCL into net income at the first closing.

Divestitures

On February 28, 2019, the Company entered into an agreement with ACI Worldwide Corp. and ACW Worldwide, Inc. (together, “ACI”) to sell its United States electronic bill payment business known as Speedpay, which had been included as a component of Other in the Company’s segment reporting. The Company received approximately $750 million and recorded a pre-tax gain on the sale of approximately $523 million, which is included in Gain on divestitures of businesses in the accompanying Consolidated Statements of Income, in the all-cash transaction that closed on May 9, 2019. Speedpay revenues included in the Company’s results were $125.4 million, and Speedpay direct operating expenses were $98.2 million for the year ended December 31, 2019.

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

Investment Activities

The Company entered into an agreement in November 2020, which was subsequently amended, to acquire an ownership interest in stc Bank (formerly Saudi Digital Payments Company), a subsidiary of Saudi Telecom Company and one of the Company’s Consumer-to-Consumer digital white label partners. Under the terms of the amended agreement, the Company agreed to invest $200.0 million for a 15% ownership in stc Bank (“Investment”), and this transaction closed in October 2021. In conjunction with the Investment, the Company and stc Bank extended and expanded the terms of their commercial agreement. The Company assigned a value of $36.0 million to certain rights under the commercial agreement that are included in Other assets in the Consolidated Balance Sheets as of December 31, 2021 and are being amortized over the life of the agreement. The Company is measuring the Investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments in stc Bank.

In April 2021, the Company sold a substantial majority of the noncontrolling interest it held in a private company for cash proceeds of $50.9 million. The Company recorded a gain of $47.9 million within Total other income/(expense), net, during the year ended December 31, 2021. The Company retains an immaterial equity interest in this private company.

Goodwill

The following tables present changes to goodwill for the years ended December 31, 2021 and 2020 and the accumulated impairment losses as of December 31, 2021, 2020, and 2019 (in millions):

	Consumer-to-	Business
	Consumer	Solutions(a)	Other	Total
January 1, 2020 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6
Additions	—	—	—	—
December 31, 2020 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6
Additions	—	—	—	—
December 31, 2021 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2021	2020	2019
Goodwill, gross	$3,030.6	$3,030.6	$3,030.6
Accumulated impairment losses	(464.0)	(464.0)	(464.0)
Goodwill, net(a)	$2,566.6	$2,566.6	$2,566.6

(a)
As of December 31, 2021, Goodwill of $532.0 million related to the Company's Business Solutions business is included in Assets held for sale on the Company's Consolidated Balance Sheets, as further described above. All of the Company's accumulated impairment losses relate to the Business Solutions business.

The Company did not record any goodwill impairments during the years ended December 31, 2021, 2020, and 2019.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $450 million in outstanding letters of credit and bank guarantees as of December 31, 2021, primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration, while certain letters of credit will be terminated, released, or transferred as a result of the sale of the Company's Business Solutions business.

Litigation and Related Contingencies

The Company is subject to certain claims and litigation that could result in losses, including damages, fines, and/or civil penalties, which could be significant, and in some cases, criminal charges. The Company regularly evaluates the status of legal matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Furthermore, in determining whether disclosure is appropriate, the Company evaluates each legal matter to assess if there is at least a reasonable possibility that a material loss or additional material losses may have been incurred. The Company also evaluates whether an estimate of possible loss or range of loss can be made. Unless otherwise specified below, the Company believes that there is at least a reasonable possibility that a loss or additional loss may have been incurred for each of the matters described below.

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of December 31, 2021. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

The outcomes of legal actions are unpredictable and subject to significant uncertainties, and it is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss, and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Accordingly, actual losses may be in excess of the established liability or the range of reasonably possible loss.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Matters

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The process for notifying potential class members has been completed, and the case proceeded to the evidentiary stage. The case will be stayed until (i) the Attorney-General instructs the Prosecutor to continue to litigate the claims on behalf of the plaintiff (during the time the registration of Consumidores Financieros before the Secretary of Commerce remains suspended); or (ii) the parties report to the Court that the plaintiff recovered its legal capacity. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2021, 2020, and 2019 totaled $54.7 million, $54.6 million, and $57.1 million, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

December 31, 2021
Settlement assets:
Cash and cash equivalents	$835.5
Receivables from agents, Business Solutions customers, and others	1,198.8
Less: Allowance for credit losses	(23.7)
Receivables from agents, Business Solutions customers, and others, net	1,175.1
Investment securities	1,398.9
Total settlement assets(a)	$3,409.5
Settlement obligations:
Money transfer, money order, and payment service payables	$2,838.9
Payables to agents	570.6
Total settlement obligations(a)	$3,409.5

December 31, 2020
Settlement assets:
Cash and cash equivalents	$695.7
Receivables from agents, Business Solutions customers, and others	1,188.3
Less: Allowance for credit losses	(53.2)
Receivables from agents, Business Solutions customers, and others, net	1,135.1
Investment securities	1,990.6
Total settlement assets	$3,821.4
Settlement obligations:
Money transfer, money order, and payment service payables	$2,902.9
Payables to agents	918.5
Total settlement obligations	$3,821.4

(a)
As of December 31, 2021, both Settlement assets and Settlement obligations include $566.0 million classified as Assets held for sale and Liabilities associated with assets held for sale (see Note 5).

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

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,125.9 million and $1,081.2 million as of December 31, 2021 and 2020, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $49.2 million and $53.9 million as of December 31, 2021 and 2020, respectively. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days. To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company estimates the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions. Given the short-term nature of these receivables, the Company does not expect the impact of forecasted economic conditions on its allowance for credit losses to be significant. The Company has estimated credit losses based on information known as of December 31, 2021.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2021	$49.3	$3.9
Current period provision for expected credit losses(a)	8.9	4.2
Write-offs charged against the allowance	(44.8)	(2.1)
Recoveries of amounts previously written off	6.8	—
Impacts of foreign currency exchange rates and other	(2.2)	(0.3)
Allowance for credit losses as of December 31, 2021	$18.0	$5.7

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2020	$20.4	$4.5
Current period provision for expected credit losses(a)	39.9	2.0
Write-offs charged against the allowance	(11.9)	(3.1)
Recoveries of amounts previously written off	2.3	—
Impacts of foreign currency exchange rates and other	(1.4)	0.5
Allowance for credit losses as of December 31, 2020	$49.3	$3.9

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. The Company recognized losses that were not credit-related of $51.4 million and $41.3 million, respectively, for the years ended December 31, 2021 and 2020.

Prior to the adoption of the new accounting standard discussed above, the Company recorded an allowance for doubtful accounts when it was probable that the related receivable balance would not be collected based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer chargebacks and insufficient funds, and other matters the Company identified in its routine collection monitoring. During the year ended December 31, 2019, the provision for doubtful accounts (bad debt expense) reflected in the Consolidated Statements of Income was $47.1 million.

In addition, from time to time, the Company has made advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2021 and 2020, amounts advanced to agents were $146.9 million and $135.9 million, respectively, and the related allowances for credit losses were immaterial.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Securities

Investment securities included in Settlement assets in the Company’s Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. Variable-rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week but have varying maturities through 2050. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. Investment securities are exposed to market risk due to changes in interest rates and credit risk. The Company is required to hold highly-rated, investment grade securities, and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable regulatory requirements.

The Company’s investment securities are classified as available-for-sale and recorded at fair value. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. As of and for the years ended December 31, 2021 and 2020, the Company’s allowance for credit losses and provision for credit losses on its available-for-sale securities were immaterial.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2021	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$7.9	$7.9	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,182.6	1,219.9	39.8	(2.5)	37.3
State and municipal variable-rate demand notes	84.8	84.8	—	—	—
Corporate and other debt securities	58.1	57.8	0.2	(0.5)	(0.3)
United States government agency mortgage-backed securities	35.6	36.4	0.8	—	0.8
Total available-for-sale securities	1,361.1	1,398.9	40.8	(3.0)	37.8
Total investment securities	$1,369.0	$1,406.8	$40.8	$(3.0)	$37.8

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2020	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$13.1	$13.1	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,234.1	1,303.9	69.8	—	69.8
State and municipal variable-rate demand notes	562.1	562.1	—	—	—
Corporate and other debt securities	71.6	72.8	1.2	—	1.2
United States government agency mortgage-backed securities	50.3	51.8	1.5	—	1.5
Total available-for-sale securities	1,918.1	1,990.6	72.5	—	72.5
Total investment securities	$1,931.2	$2,003.7	$72.5	$—	$72.5

(a)
The majority of these securities are fixed-rate instruments.

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2021 and 2020.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of December 31, 2021 (in millions):

Fair Value
Due within 1 year	$162.5
Due after 1 year through 5 years	575.6
Due after 5 years through 10 years	503.5
Due after 10 years	157.3
Total	$1,398.9

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations, or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes with a fair value of $84.8 million are included in the “Due after 10 years” category in the table above.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
December 31, 2021	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$7.9	$—	$7.9
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,219.9	1,219.9
State and municipal variable-rate demand notes	—	84.8	84.8
Corporate and other debt securities	—	57.8	57.8
United States government agency mortgage-backed securities	—	36.4	36.4
Other assets:
Derivatives	—	247.7	247.7
Total assets	$7.9	$1,646.6	$1,654.5
Liabilities:
Other liabilities:
Derivatives	$—	$183.8	$183.8
Total liabilities	$—	$183.8	$183.8

	Fair Value Measurement Using		Total
December 31, 2020	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$13.1	$—	$13.1
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,303.9	1,303.9
State and municipal variable-rate demand notes	—	562.1	562.1
Corporate and other debt securities	—	72.8	72.8
United States government agency mortgage-backed securities	—	51.8	51.8
Other assets:
Derivatives	—	453.3	453.3
Total assets	$13.1	$2,443.9	$2,457.0
Liabilities:
Other liabilities:
Derivatives	$—	$430.3	$430.3
Total liabilities	$—	$430.3	$430.3

There were no material, non-recurring fair value adjustments or transfers between Level 1 and Level 2 measurements during the years ended December 31, 2021 and 2020.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Consolidated Balance Sheets at their original issuance values as adjusted over time to amortize or accrete that value to par. As of December 31, 2021, the carrying value and fair value of the Company’s borrowings were $3,008.4 million and $3,217.2 million, respectively (see Note 16). As of December 31, 2020, the carrying value and fair value of the Company’s borrowings were $3,067.2 million and $3,348.0 million, respectively.

10. Other Assets and Other Liabilities

The following table summarizes the components of Other assets and Other liabilities (in millions):

	December 31,
	2021	2020
Other assets:
Derivatives	$247.7	$453.3
Other investments (Note 5)	166.3	7.7
ROU assets	164.5	189.1
Amounts advanced to agents	146.9	135.9
Prepaid expenses	85.5	81.0
Equity method investments	38.4	34.5
Prepaid pension costs (Note 12)	—	39.9
Other	148.9	83.3
Total other assets (a)	$998.2	$1,024.7
Other liabilities:
Operating lease liabilities	$203.0	$234.9
Derivatives	183.8	430.3
Accrued agent contract costs (b)	5.4	77.1
Other	71.5	60.1
Total other liabilities (a)	$463.7	$802.4

(a)
As of December 31, 2021, Other assets include $260.5 million classified as Assets held for sale, and Other liabilities include $194.3 million classified as Liabilities associated with assets held for sale (see Note 5).
(b)
Represents accrued and unpaid contract costs for new and renewed agent contracts. The majority of the balance as of December 31, 2020 was paid in January 2021.

11. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(59.9)	$—	$434.7
Foreign	995.3	855.1	886.7
Total pre-tax income	$935.4	$855.1	$1,321.4

For the years ended December 31, 2021, 2020, and 2019, 106%, 100% and 67% of the Company’s pre-tax income was derived from foreign sources, respectively. For the year ended December 31, 2019, the Company’s domestic pre-tax income increased due to the net gain on the sales of the Speedpay and Paymap businesses, as discussed in Note 5.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Federal	$40.3	$50.1	$153.7
State and local	1.4	1.1	22.9
Foreign	87.9	59.6	86.5
Total provision for income taxes	$129.6	$110.8	$263.1

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefits	0.2%	0.5%	1.4%
Foreign rate differential, net of United States tax paid on foreign earnings (3.3%, 5.6%, and 2.3%, respectively)	(9.5)%	(8.3)%	(5.5)%
Divestitures	—%	—%	2.4%
Change in Business Solutions permanent reinvestment assertion	1.9%	—%	—%
Lapse of statute of limitations	(0.5)%	(0.7)%	(0.5)%
Valuation allowances	—%	0.2%	0.1%
Other	0.8%	0.2%	1.0%
Effective tax rate	13.9%	12.9%	19.9%

The increase in the Company’s effective tax rate for the year ended December 31, 2021 compared to the prior year is primarily due to deferred taxes from changes in certain of the Company's permanent reinvestment assertions relating to its decision to classify its Business Solutions business as held for sale in the current period, partially offset by discrete tax benefits associated with the pension termination and other items. The decrease in the Company’s effective tax rate for the year ended December 31, 2020 compared to the prior year is primarily due to a reduction in domestic pre-tax income, prior period settlements in certain geographies, and discrete tax benefits in the current period.

The Company’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$43.9	$35.7	$169.4
State and local	4.3	1.9	18.1
Foreign	84.0	59.3	100.1
Total current taxes	132.2	96.9	287.6
Deferred:
Federal	(3.6)	14.4	(15.7)
State and local	(2.9)	(0.8)	4.8
Foreign	3.9	0.3	(13.6)
Total deferred taxes	(2.6)	13.9	(24.5)
	$129.6	$110.8	$263.1

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2021	2020
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$13.6	$22.9
Lease liabilities	21.2	23.8
Tax attribute carryovers	28.0	30.2
Intangibles, property and equipment	11.8	15.1
Other	8.9	8.6
Valuation allowance	(17.8)	(18.6)
Total deferred tax assets	65.7	82.0
Deferred tax liabilities related to:
Intangibles, property and equipment	218.6	218.0
Lease right-of-use assets	13.8	15.8
Prepaid pension costs	—	7.8
Outside basis difference in Business Solutions	17.9	—
Other	7.4	14.2
Total deferred tax liabilities	257.7	255.8
Net deferred tax liability(a)	$192.0	$173.8

a)
As of December 31, 2021 and 2020, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions of $11.8 million and $15.1 million, respectively, are reflected in Other assets in the Consolidated Balance Sheets.

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

Outside tax basis differences of approximately $642 million as of December 31, 2021 primarily relate to undistributed foreign earnings not already subject to United States income tax and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company’s basis difference, the Company could be subject to United States income taxes, state income taxes, and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of complexities associated with its hypothetical calculation.

Tax reform legislation enacted into United States law in 2017 ("the Tax Act") imposed a domestic one-time tax on the Company’s previously undistributed earnings of foreign subsidiaries, with certain exceptions. This tax charge, combined with the Company’s other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $541 million remained as of December 31, 2021. The Company has elected to pay this liability in periodic installments through 2025. For each of the years ended December 31, 2021, 2020, and 2019, the Company made installment payments of $63.4 million, $64.0 million, and $64.0 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2021, the total amount of tax contingency reserves was $318.6 million, including accrued interest and penalties, net of related items. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include: (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

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

	2021	2020
Balance as of January 1	$340.7	$293.9
Increase related to current period tax positions(a)	3.1	2.8
Increase related to prior period tax positions(b)	7.3	49.7
Decrease related to prior period tax positions	(2.0)	(1.9)
Decrease due to settlements with taxing authorities	(0.6)	—
Decrease due to lapse of applicable statute of limitations	(3.4)	(3.2)
Decrease due to effects of foreign currency exchange rates	(0.5)	(0.6)
Balance as of December 31	$344.6	$340.7

(a)
Includes recurring accruals for issues which initially arose in previous periods.
(b)
Includes gross accrual for tax positions associated with current audits.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $333.2 million and $329.2 million as of December 31, 2021 and 2020, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Consolidated Statements of Income and records the associated liability in Income taxes payable in its Consolidated Balance Sheets. The Company recognized $4.4 million, $1.9 million, and $6.0 million in interest and penalties during the years ended December 31, 2021, 2020, and 2019, respectively. The Company has accrued $32.8 million and $28.6 million for the payment of interest and penalties as of December 31, 2021 and 2020, respectively.

The unrecognized tax benefits accrual as of December 31, 2021 consists of federal, state, and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $55 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The Company’s United States federal income tax returns since 2017 are eligible to be examined. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. consolidated income tax returns for 2017 and 2018 in the prior year. The IRS anticipates completion of the examination phase in 2022.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the “401(k)”), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company matching contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $17.8 million, $18.4 million, and $20.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Defined Benefit Plan

The Company had a frozen defined benefit pension plan (the “Plan”), for which the funded status was reported in the Consolidated Balance Sheets and measured as the difference between the fair value of the plan assets and the projected benefit obligation. Plan assets, which were managed in a third-party trust, primarily consisted of fixed income and equity investments and had a total fair value of $280.6 million as of December 31, 2020.

On July 22, 2021, the Company’s Board of Directors approved a plan to terminate and settle the Plan. Upon settlement in the fourth quarter of 2021, the Company transferred Plan assets to an insurance company that will provide for and pay the remaining benefits to participants.

The Company incurred $109.8 million of charges associated with this settlement. The pre-tax balance in AOCL associated with the Plan, along with costs related to the settlement, were recorded as a component of Total other income/(expense), net, with the related income tax effects recorded in Provision for income taxes, in the Consolidated Statements of Income. As of December 31, 2021, the Company had $18.4 million of restricted cash and $11.9 million of investments remaining from the settlement, which are included in Other assets in the Consolidated Balance Sheets. These assets will be used to fund contributions to the Company's defined contribution plan in future periods.

The benefit obligation was $240.7 million and the discount rate assumption used in the measurement of this obligation was 1.66% for the year ended December 31, 2020. As of December 31, 2020, the fair value of the plan assets exceeded the projected benefit obligation, which resulted in prepaid pension costs of $39.9 million as reported in Other assets. The Plan’s overfunded status as of December 31, 2020 was primarily due to favorable investment returns relative to the expected return on plan assets during the year then ended.

The net periodic benefit cost associated with the Plan was $9.4 million, $4.4 million, and $4.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company made no material contributions to the Plan during the years ended December 31, 2021 and 2020.

13. Leases

The Company leases real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Operating lease ROU assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease and variable non-lease components within the Company’s lease agreements are accounted for separately. The Company has no material leases in which the Company is the lessor.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2021 and 2020, total ROU assets were $164.5 million and $189.1 million, respectively, and operating lease liabilities were $203.0 million and $234.9 million, respectively. The ROU assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities is included in Cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Operating lease costs, which are included in Total expenses in the Company’s Consolidated Statements of Income, were $50.6 million, $59.8 million, and $56.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2021, 2020, and 2019.

The Company’s leases have remaining terms from less than 1 year to nearly 10 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Company the right to extend the lease by up to 10 years. However, a substantial majority of these options are not reflected in the calculation of the ROU asset and operating lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease terms and discount rates for operating lease liabilities:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	6.8	7.2
Weighted-average discount rate	5.4%	5.6%

The following table represents maturities of operating lease liabilities as of December 31, 2021 (in millions):

December 31, 2021
Due within 1 year	$45.9
Due after 1 year through 2 years	38.8
Due after 2 years through 3 years	33.8
Due after 3 years through 4 years	28.7
Due after 4 years through 5 years	23.8
Due after 5 years	69.9
Total lease payments	240.9
Less imputed interest	(37.9)
Total operating lease liabilities	$203.0

14. Stockholders’ Equity

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

The effective portion of the change in the fair value of derivatives that qualifies as a cash flow hedge is recorded in AOCL. Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 15 for further discussion.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On July 22, 2021, the Company’s Board of Directors approved a plan to terminate and settle the Company’s frozen defined benefit pension plan. As discussed in Note 12, in the fourth quarter of 2021, the Company settled its defined benefit pension plan and incurred approximately $109.8 million of charges associated with this settlement. The pre-tax balance in AOCL was reclassified as a component of Total other income/(expense), net, with the related income tax effects recorded in Provision for income taxes in the Consolidated Statements of Income.

The following table details reclassifications out of AOCL and into Net income. All amounts reclassified from AOCL affect the line items as indicated below, and the amounts in parentheses indicate decreases to Net income in the Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
	Income Statement	Year Ended December 31,
Income for the period (in millions)	Location	2021	2020	2019
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$3.7	$0.6	$0.6
Income tax expense	Provision for income taxes	(0.8)	(0.1)	(0.1)
Total reclassification adjustments related to investment securities, net of tax		2.9	0.5	0.5
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	(7.6)	1.2	14.2
Interest rate contracts	Interest expense	(0.6)	(0.6)	—
Interest rate contracts	Other income/(expense), net	0.7	—	—
Income tax benefit/(expense)	Provision for income taxes	—	0.1	(0.1)
Total reclassification adjustments related to cash flow hedges, net of tax		(7.5)	0.7	14.1
Effects of 2021 settlement and amortization of components of defined benefit plans:
Settlement charges	Pension settlement charges	(109.8)	—	—
Actuarial loss	Other income/(expense), net	(9.9)	(12.1)	(10.8)
Income tax benefit	Provision for income taxes	25.7	2.7	2.4
Total reclassification adjustments related to defined benefit plans, net of tax		(94.0)	(9.4)	(8.4)
Total reclassifications, net of tax		$(98.6)	$(8.2)	$6.2

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the components of AOCL, net of tax in the accompanying Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)
Unrealized gains/(losses)	(31.0)	42.9	—	(8.7)	3.2
Tax benefit/(expense)	6.0	(1.2)	—	0.8	5.6
Amounts reclassified from AOCL into earnings, net of tax	(2.9)	7.5	—	94.0	98.6
As of December 31, 2021	$30.4	$18.7	$(101.2)	$—	$(52.1)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)
Unrealized gains/(losses)	41.5	(26.4)	—	43.5	58.6
Tax benefit/(expense)	(7.4)	0.2	—	(10.1)	(17.3)
Amounts reclassified from AOCL into earnings, net of tax	(0.5)	(0.7)	—	9.4	8.2
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2018	$(1.1)	$7.4	$(101.2)	$(136.1)	$(231.0)
Unrealized gains/(losses)	33.6	2.0	—	(2.0)	33.6
Tax benefit/(expense)	(7.3)	1.1	—	0.8	(5.4)
Amounts reclassified from AOCL into earnings, net of tax	(0.5)	(14.1)	—	8.4	(6.2)
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2021, 2020, and 2019 were $380.5 million, $369.9 million, and $340.8 million, respectively. Dividends per share declared quarterly by the Company’s Board of Directors during the years ended 2021, 2020, and 2019 were as follows:

Year	Q1	Q2	Q3	Q4
2021	$0.235	$0.235	$0.235	$0.235
2020	$0.225	$0.225	$0.225	$0.225
2019	$0.20	$0.20	$0.20	$0.20

On February 10, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2022.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Repurchases

During the years ended December 31, 2021, 2020, and 2019, 19.5 million, 8.5 million, and 26.9 million shares, respectively, were repurchased for $400.0 million, $217.4 million, and $540.0 million, respectively, excluding commissions, at an average cost of $20.56, $25.45, and $20.07, respectively, under the share repurchase authorizations approved by the Company's Board of Directors, including one which expired on December 31, 2021. On February 10, 2022, the Company's Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. The amounts included in the Common stock repurchased line in the Company’s Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2021, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2021 and 2020 were as follows (in millions):

December 31, 2021
Contracts designated as hedges:
Euro	$399.9
Canadian dollar	134.0
Australian dollar	58.4
Swiss franc	45.9
British pound	43.8
Swedish krona	30.7
Japanese yen	30.4
Other(a)	0.9
Contracts not designated as hedges:
Euro	$755.7
British pound	148.1
Canadian dollar	144.2
Australian dollar	98.1
Mexican peso	96.3
Philippine peso	76.2
Indian rupee	63.4
Japanese yen	46.0
Russian ruble	44.4
Chinese yuan	31.6
New Zealand dollar	26.6
Swiss franc	25.1
Swedish krona	25.1
Other(a)	132.7

December 31, 2020
Contracts designated as hedges:
Euro	$428.9
Canadian dollar	131.9
British pound	71.9
Australian dollar	58.3
Swiss franc	41.1
Japanese yen	36.6
Other(a)	29.5
Contracts not designated as hedges:
Euro	$533.0
British pound	153.9
Mexican peso	105.0
Indian rupee	81.0
Canadian dollar	71.5
Australian dollar	68.1
Japanese yen	39.6
Philippine peso	35.2
Russian ruble	31.2
Indonesian rupiah	29.1
Swedish krona	26.0
Other(a)	151.5

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with established financial institution counterparties (economic hedge contracts). The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency, in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $366.8 million, $311.9 million, and $343.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, and were included in Revenues in the Company’s Consolidated Statements of Income. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges, and the majority of these derivative contracts have a duration at inception of less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $8.0 billion as of December 31, 2021 and 2020. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the Canadian dollar. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. See Note 5 for further information regarding this transaction.

Interest Rate Hedging

Periodically, the Company utilizes interest rate swaps to effectively change the interest rate payments on a portion of its notes from fixed-rate payments to short-term, variable-rate payments in order to manage its overall exposure to interest rate fluctuations. The Company designates these derivatives as fair value hedges. The change in the fair value of the interest rate swaps is offset by a change in the carrying value of the debt being hedged within Borrowings in the Consolidated Balance Sheets. Interest expense in the Consolidated Statements of Income has been adjusted to include the effects of interest accrued on the swaps.

During the fourth quarter of 2020, the Company entered into two treasury locks to partially fix the treasury yield component associated with the refinance of unsecured notes set to expire in 2022. The notional amounts of these treasury locks were $100.0 million and $150.0 million and were designated as cash flow hedges at the time the agreements were executed.

These treasury locks were terminated in the first quarter of 2021 in conjunction with the issuance of $600.0 million of aggregate principal amount of 1.350% unsecured notes due March 15, 2026 (“2026 Notes”). The Company received a total of $3.3 million upon termination, of which $2.6 million was deferred as a component of AOCL and will be amortized to Interest expense in the Consolidated Statements of Income over the term of the 2026 Notes. As a portion of the forecasted interest payments on the 2026 Notes will occur outside the time period originally specified at designation of the treasury locks as cash flow hedges, $0.7 million was recognized in Other income/(expense), net in the Consolidated Statements of Income, upon termination.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2021	2020	Location	2021	2020
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$30.6	$9.1	Other liabilities	$2.6	$24.9
Interest rate cash flow hedges	Other assets	—	—	Other liabilities	—	0.1
Total derivatives designated as hedges		$30.6	$9.1		$2.6	$25.0
Derivatives not designated as hedges:
Business Solutions operations - foreign currency(a)	Other assets	$213.1	$441.4	Other liabilities	$174.1	$402.5
Foreign currency	Other assets	4.0	2.8	Other liabilities	7.1	2.8
Total derivatives not designated as hedges		$217.1	$444.2		$181.2	$405.3
Total derivatives		$247.7	$453.3		$183.8	$430.3

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, certain of the Company’s other agreements include netting provisions, the enforceability of which may vary from jurisdiction to jurisdiction, depending on the circumstances. Due to the uncertainty related to the enforceability of these provisions, the derivative balances associated with these agreements are included within "Derivatives that are not or may not be subject to master netting arrangement or similar agreement" in the following tables. In certain circumstances, the Company may require its Business Solutions customers to maintain collateral balances, which may mitigate the risk associated with potential customer defaults.

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2021 and 2020 (in millions):

Offsetting of Derivative Assets

	Gross	Gross	Net Amounts	Derivatives
	Amounts of	Amounts Offset	Presented	Not Offset
	Recognized	in the Consolidated	in the Consolidated	in the Consolidated	Net
December 31, 2021	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$163.9	$—	$163.9	$(92.4)	$71.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	83.8
Total	$247.7

December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$165.1	$—	$165.1	$(155.1)	$10.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	288.2
Total	$453.3

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting of Derivative Liabilities

	Gross	Gross	Net Amounts	Derivatives
	Amounts of	Amounts Offset	Presented	Not Offset
	Recognized	in the Consolidated	in the Consolidated	in the Consolidated	Net
December 31, 2021	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$109.6	$—	$109.6	$(92.4)	$17.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.2
Total	$183.8

December 31, 2020
Derivatives subject to a master netting arrangement or similar agreement	$356.2	$—	$356.2	$(155.1)	$201.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.1
Total	$430.3

Income Statement

Cash Flow and Fair Value Hedges

The effective portion of the change in the fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the years ended December 31, 2021, 2020, and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Foreign currency derivatives(a)	$39.5	$(26.3)	$2.0
Interest rate derivatives	3.4	(0.1)	—

(a)
For the years ended December 31, 2021, 2020, and 2019, gains/(losses) of ($2.4) million, $0.3 million, and $1.5 million, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the location and amounts of pre-tax net gains/(losses) from fair value and cash flow hedging relationships recognized in the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019 (in millions):

	Year Ended December 31,
	2021			2020		2019
		Interest	Other Income/		Interest		Interest
	Revenues	Expense	(Expense), net	Revenues	Expense	Revenues	Expense
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$5,070.8	$(105.5)	$(21.7)	$4,835.0	$(118.5)	$5,292.1	$(152.0)
Gain/(loss) on fair value hedges:
Interest rate derivatives:
Hedged items	—	—	—	—	—	—	(0.1)
Derivatives designated as hedging instruments	—	—	—	—	—	—	1.0
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	(7.6)	—	—	1.2	—	14.2	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	6.1	—	—	10.4	—	11.5	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	2.9	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	(0.6)	0.7	—	(0.6)	—	—

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Consolidated Statements of Income on derivatives for the years ended December 31, 2021, 2020, and 2019 (in millions):

		Year Ended December 31,
Derivatives(a)	Location	2021	2020	2019
Foreign currency derivatives(b)	Selling, general, and administrative	$52.0	$15.9	$23.9
Foreign currency derivatives	Revenues	—	—	0.3
Total gain		$52.0	$15.9	$24.2

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations, as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above, and included in Selling, general, and administrative in the Consolidated Statements of Income, were $(56.1) million, $(37.0) million, and $(33.1) million for the years ended December 31, 2021, 2020, and 2019, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Based on December 31, 2021 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $16.5 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2021	December 31, 2020
Commercial paper	$275.0	$80.0
Notes:
3.600% notes due 2022(a)	—	500.0
4.250% notes due 2023(b)	300.0	300.0
2.850% notes due 2025(b)	500.0	500.0
1.350% notes due 2026 (effective rate of 1.5%)(a)	600.0	—
2.750% notes due 2031 (effective rate of 2.9%)(a)	300.0	—
6.200% notes due 2036(b)	500.0	500.0
6.200% notes due 2040(b)	250.0	250.0
Term loan facility borrowing (effective rate of 1.4%)(a)	300.0	950.0
Total borrowings at par value	3,025.0	3,080.0
Debt issuance costs and unamortized discount, net	(16.6)	(12.8)
Total borrowings at carrying value(c)	$3,008.4	$3,067.2

(a)
See the Term Loan Facility and Notes sections below for further discussion of the borrowings and repayments of the unsecured notes and term loan made in 2021.
(b)
The difference between the stated interest rate and the effective interest rate is not significant.
(c)
As of December 31, 2021, the Company’s weighted-average effective rate on total borrowings was approximately 3.3%.

The following summarizes the Company’s maturities of notes and term loan at par value as of December 31, 2021 (in millions):

Due within 1 year	$—
Due after 1 year through 2 years	300.0
Due after 2 years through 3 years	300.0
Due after 3 years through 4 years	500.0
Due after 4 years through 5 years	600.0
Due after 5 years	1,050.0
Total	$2,750.0

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility as defined below. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of December 31, 2021 had a weighted-average annual interest rate of approximately 0.2% and a weighted-average term of approximately 5 days. As of December 31, 2021 and 2020, the Company had $275.0 million and $80.0 million in commercial paper borrowings outstanding, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

On December 18, 2018, the Company entered into a credit agreement providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility (“Revolving Credit Facility”). On December 18, 2019, the Company extended the final maturity date of the Revolving Credit Facility to January 8, 2025. Consistent with the prior facility, as described below, the Company is required to maintain compliance with a consolidated adjusted Earnings before Interest, Taxes, Depreciation and Amortization interest coverage ratio covenant of greater than 3:1 for each period of four consecutive fiscal quarters. The Revolving Credit Facility supports borrowings under the Company’s commercial paper program.

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

As of December 31, 2021 and 2020, the Company had no outstanding borrowings under its Revolving Credit Facility.

Term Loan Facility

On December 18, 2018, the Company extended the Term Loan Facility providing for an unsecured delayed draw term loan facility in an aggregate amount of $950.0 million. In October 2016, the Company borrowed $575.0 million under the prior term loan facility. In December 2018, the Company borrowed the remaining amount available under the Term Loan Facility. In the first quarter of 2021, proceeds from the 2026 Notes (as defined in Note 15) and the 2031 Notes (as defined below), and cash, including cash generated from operations, were used to repay $650.0 million of the Term Loan Facility. On January 4, 2022, the Company repaid all remaining borrowings owed under the Term Loan Facility for total consideration of $300.0 million, using proceeds from commercial paper and cash, including cash generated from operations. The Company is no longer able to borrow money under this facility.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 15, 2017, the Company issued $400.0 million of aggregate principal amount of unsecured notes due March 15, 2022. On August 22, 2017, the Company issued an additional $100.0 million of aggregate principal amount of unsecured notes due March 15, 2022 for an aggregate principal total of $500.0 million of 3.600% unsecured notes (“2022 Notes”). The 2022 Notes were repaid in April 2021 using proceeds from the 2026 Notes and the 2031 Notes. The cost associated with the early termination of the 2022 Notes, including the make-whole premium of $14.3 million, was recorded to Other income/(expense), net, during the year ended December 31, 2021.

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

The Revolving Credit Facility contains covenants, subject to certain exceptions, that, among other things, limit or restrict the Company’s ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Company’s notes are subject to similar covenants except that only the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness, and none of the Company’s notes are subject to a covenant that limits the Company’s ability to impose restrictions on subsidiary dividends.

Certain of the Company’s notes (including the 2023 Notes, 2025 Notes, 2026 Notes, 2031 Notes, and 2040 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving the Company and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies.

17. Stock-Based Compensation Plans

The Western Union Company 2006 Long-Term Incentive Plan and 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan (“2015 LTIP”), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards to employees and non-employee directors of the Company. Prior to this, equity-based awards were granted out of the 2006 Long-Term Incentive Plan (“2006 LTIP”). Shares available for grant under the 2015 LTIP were 15.7 million as of December 31, 2021.

Stock options granted to employees under the 2015 LTIP and the 2006 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning one year after the grant date. Stock options granted to executive officers and retirement eligible employees generally vest on a prorated basis upon termination. Compensation expense related to stock options is recognized over the requisite service period, which is the same as the vesting period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted stock units granted to employees typically vest three years after the grant date or vest over three or four equal annual increments beginning one year after the grant date. Restricted stock units granted to executive officers and retirement eligible employees generally vest on a prorated basis upon termination. The fair value of restricted stock units is measured based on the fair value of the shares on the grant date. The majority of stock unit awards granted prior to 2019 do not provide for the payment of dividend equivalents. For those grants, the value of the grant is reduced by the net present value of the foregone dividend equivalent payments. Beginning with awards granted in February 2019, restricted stock units accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. Restricted stock units that accrue dividend equivalents are valued using the Company’s stock price on the grant date. Compensation expense related to restricted stock units is recognized over the requisite service period, which is the same as the vesting period.

The compensation committee of the Company’s Board of Directors has granted the Company’s executive officers and certain other key employees, excluding the CEO, long-term incentive awards under the 2015 LTIP, which consisted of 50% Financial PSUs (as defined below), 30% restricted stock unit awards, and 20% TSR PSUs (as defined below) in 2021 and 2020. The former CEO received long-term incentive awards under the 2015 LTIP consisting of 50% Financial PSUs, 20% TSR PSUs, 20% stock option awards, and 10% restricted stock unit awards in 2021 and 2020. The compensation committee granted Senior Vice Presidents of the Company awards under the 2015 LTIP, which consisted of 50% Financial PSUs and 50% restricted stock unit awards in 2021 and 2020. The compensation committee granted certain other non-executive employees of the Company participating in the 2015 LTIP annual equity grants consisting of restricted stock unit awards and Financial PSUs in 2021 and 2020.

In December 2021, the Company granted its new CEO restricted stock units and stock options on the date of hire. The terms of these awards are consistent with the restricted stock units and stock options discussed above, with the exception of the vesting period of the restricted stock units, which vest over two equal increments in August 2022 and February 2023.

The performance-based restricted stock units granted to the Company’s executives in 2021 are restricted stock units and consist of two separate awards. The first award consists of performance-based restricted stock units, which require the Company to meet certain annual financial objectives over a three-year performance period (2021 through 2023) (“Financial PSUs”). Beginning with awards granted in February 2019, Financial PSUs accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. The second award consists of performance-based restricted stock units with a market condition tied to the Company’s total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period (2021 through 2023) (“TSR PSUs”). Both of these awards will vest 100% on the third anniversary of the grant date, contingent upon threshold market and financial performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for awards in 2021 and 2020 range from 0% up to 200% of the target number of stock units granted, contingent upon actual financial and total shareholder return performance results. The grant date fair value of all performance-based restricted stock units is fixed, and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. Financial PSUs and TSR PSUs granted to executive officers and retirement eligible employees generally vest on a prorated basis upon termination. The fair value of the Financial PSUs is measured with a methodology similar to that used to value the restricted stock units discussed above, while the fair value of the TSR PSUs is determined using the Monte-Carlo simulation model. Unlike the Financial PSUs, compensation costs related to the TSR PSUs are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

The Company has also granted restricted stock units and options under the 2015 LTIP to the non-employee directors of the Company. The fair value of these restricted stock units is measured based on the fair value of the shares on the grant date and may be settled upon vesting unless the participant elects to defer the receipt of common shares under the applicable plan rules. Options have 10-year terms and are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date. Both of these awards vest one year after the grant date and on a prorated basis upon a qualifying departure. Compensation expense for these awards is recognized over the requisite service period, which is the same as the vesting period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2021 was as follows (options and aggregate intrinsic value in millions):

		Weighted- Average Exercise	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Outstanding as of January 1	4.9	$19.11
Granted	2.6	$18.87
Exercised	(0.6)	$19.59
Cancelled/forfeited	—	$21.00
Outstanding as of December 31	7.0	$18.98	6.9	$2.3
Options exercisable as of December 31	3.6	$18.48	4.5	$1.9

The Company received $11.6 million, $2.2 million, and $36.7 million, in cash proceeds related to the exercise of stock options during the years ended December 31, 2021, 2020, and 2019, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2021, 2020, and 2019 from stock option exercises of $0.6 million, $0.2 million, and $2.4 million, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $2.8 million, $0.8 million, and $11.6 million, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2021 was as follows (units in millions):

		Weighted-Average
	Units	Grant-Date Fair Value
Non-vested as of January 1	6.9	$20.88
Granted	3.7	$22.63
Vested	(2.1)	$20.03
Forfeited	(1.0)	$21.52
Non-vested as of December 31	7.5	$21.91

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Expense

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units for the years ended December 31, 2021, 2020, and 2019 (in millions, except per share data):

	2021	2020	2019
Stock-based compensation expense	$(44.3)	$(41.7)	$(48.9)
Income tax benefit from stock-based compensation expense	7.5	6.9	8.5
Net income impact	$(36.8)	$(34.8)	$(40.4)
Earnings per share impact:
Basic and diluted	$(0.09)	$(0.08)	$(0.09)

As of December 31, 2021, there was $8.1 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.7 years, and there was $71.1 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Stock options granted:
Weighted-average risk-free interest rate	1.3%	1.5%	2.5%
Weighted-average dividend yield	4.2%	4.0%	4.2%
Volatility	29.1%	25.2%	22.8%
Expected term (in years)	7.03	7.12	7.05
Weighted-average grant date fair value	$3.26	$3.96	$2.56

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

Expected volatility - For the Company’s CEO and non-employee directors, the Company used a blend of implied and historical volatility, which was calculated using the market price of traded options on Western Union’s common stock and the historical volatility of Western Union stock data. There were no options granted to non-executive employees in 2021, 2020, or 2019.

Expected term - For 2021, 2020, and 2019, the expected term for the CEO and non-employee director grants was approximately seven years and eight years, respectively. The Company’s expected term for options was based upon, among other things, historical exercises, the vesting term of the Company’s options, and the options’ contractual term of 10 years.

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

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. See Note 5 for further information regarding this transaction.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services. In May 2019, the Company sold a substantial majority of its United States based electronic bill payment services, as discussed in Note 5.

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
•
All items not included in operating income are excluded from the segments.

The following tables present the Company’s segment results for the years ended December 31, 2021, 2020, and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Consumer-to-Consumer	$4,394.0	$4,220.0	$4,407.8
Business Solutions(a)	421.8	356.1	388.8
Other(b)	255.0	258.9	495.5
Total consolidated revenues	$5,070.8	$4,835.0	$5,292.1
Operating income:
Consumer-to-Consumer	$977.6	$924.7	$975.4
Business Solutions(a)	95.5	24.4	46.8
Other(b)	50.0	55.0	27.3
Total segment operating income(c)	1,123.1	1,004.1	1,049.5
Restructuring-related expenses (Note 4)	—	(36.8)	(115.5)
Total consolidated operating income	$1,123.1	$967.3	$934.0

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business, as further discussed in Note 5.
(b)
Other primarily consists of the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations. In May 2019, the Company sold a substantial majority of its United States based electronic bill payment services known as Speedpay and Paymap, as discussed in Note 5. Speedpay revenues included in the Company’s results were $125.4 million for the year ended December 31, 2019. Speedpay direct operating expenses were $98.2 million for the year ended December 31, 2019. Paymap revenues included in the Company’s results were $5.3 million for the year ended December 31, 2019. Paymap direct operating expenses were $2.2 million for the year ended December 31, 2019.
(c)
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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization:
Consumer-to-Consumer	$181.6	$178.5	$194.5
Business Solutions	16.1	36.1	39.6
Other	10.5	11.0	23.6
Total consolidated depreciation and amortization	$208.2	$225.6	$257.7

Capital expenditures:
Consumer-to-Consumer	$192.3	$133.5	$97.0
Business Solutions	5.2	10.3	7.7
Other	17.1	13.0	23.0
Total consolidated capital expenditures	$214.6	$156.8	$127.7

The geographic split of revenue below for the Consumer-to-Consumer and Business Solutions segments and Other is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of property and equipment, net, are presented based upon the location of the assets.

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, each individual agent or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Revenue:
United States	$1,702.0	$1,678.4	$1,896.1
International	3,368.8	3,156.6	3,396.0
Total	$5,070.8	$4,835.0	$5,292.1
Long-lived assets:
United States(a)	$82.0	$100.4	$173.7
International	53.7	50.0	62.5
Total(b)	$135.7	$150.4	$236.2

(a)
Assets held for sale of $49.3 million, which primarily consisted of the Company’s former headquarters, were included in Other assets as of December 31, 2019 in the Company’s Consolidated Balance Sheets. In 2020, the Company sold its former corporate headquarters and other property and recorded an immaterial gain on the sales.
(b)
As of December 31, 2021, Long-lived assets in United States and International include Assets held for sale of $1.4 million and $4.9 million, respectively, related to the Company's Business Solutions business, as further discussed in Note 5.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2021 and 2020 and Condensed Statements of Income and Comprehensive Income and Condensed Statements of Cash Flows for each of the three years in the period ended December 31, 2021.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$2.1	$2.1
Property and equipment, net of accumulated depreciation of $50.1 and $37.0, respectively	41.4	54.0
Other assets	90.0	96.2
Investment in subsidiaries	5,450.0	5,661.3
Total assets	$5,583.5	$5,813.6

Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$58.0	$53.0
Income taxes payable	477.4	551.5
Payable to subsidiaries, net	1,590.3	1,852.6
Borrowings	3,008.4	3,067.2
Other liabilities	93.8	102.7
Total liabilities	5,227.9	5,627.0
Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 393.8 shares and 411.2 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3.9	4.1
Capital surplus	941.0	885.1
Accumulated deficit	(537.2)	(543.1)
Accumulated other comprehensive loss	(52.1)	(159.5)
Total stockholders' equity	355.6	186.6
Total liabilities and stockholders' equity	$5,583.5	$5,813.6

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2021	2020	2019
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Gain on divestitures of businesses (Note 4)	—	—	524.6
Gain on sale of noncontrolling interest in a private company (Note 4)	47.9	—	—
Interest income	—	—	—
Interest expense	(115.9)	(158.5)	(181.5)
Other income/(expense), net	(14.7)	3.6	2.7
Income/(loss) before equity earnings of affiliates and income taxes	(82.7)	(154.9)	345.8
Equity in earnings of affiliates, net of tax	869.1	861.7	827.3
Income tax (expense)/benefit	19.4	37.5	(114.8)
Net income	805.8	744.3	1,058.3
Other comprehensive income, net of tax	2.5	0.4	0.2
Other comprehensive income of affiliates, net of tax	104.9	49.1	21.8
Comprehensive income	$913.2	$793.8	$1,080.3

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$510.4	$(79.0)	$103.1
Cash flows from investing activities
Purchases of property and equipment and other	(0.5)	(1.0)	(9.9)
Proceeds from the sale of former corporate headquarters (Note 4)	—	43.6	—
Proceeds from the sale of noncontrolling interest in a private company (Note 4)	50.9	—	—
Proceeds from divestitures of businesses, net of cash divested (Note 4)	—	—	711.7
Distributions received from/(capital contributed to) subsidiaries, net	6.5	(329.4)	74.0
Other investing activities	0.5	(2.1)	—
Net cash provided by/(used in) investing activities	57.4	(288.9)	775.8
Cash flows from financing activities
Advances from subsidiaries, net	289.5	1,139.5	194.0
Net proceeds from/(repayments of) commercial paper	195.0	(165.0)	120.0
Net proceeds from issuance of borrowings	891.7	—	495.9
Principal payments on borrowings	(1,150.0)	—	(824.9)
Proceeds from exercise of options and other	11.6	2.2	33.3
Cash dividends and dividend equivalents paid	(381.6)	(370.3)	(340.8)
Common stock repurchased	(409.9)	(239.7)	(552.6)
Make-whole premium on early extinguishment of debt	(14.3)	—	—
Other financing activities	0.2	(0.7)	—
Net cash provided by/(used in) financing activities	(567.8)	366.0	(875.1)
Net change in cash and cash equivalents	—	(1.9)	3.8
Cash and cash equivalents at beginning of year	2.1	4.0	0.2
Cash and cash equivalents at end of year	$2.1	$2.1	$4.0
Supplemental cash flow information:
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$556.1	$1,364.4	$—
Cash paid for lease liabilities	$14.6	$20.7	$17.0
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	$0.9	$1.5	$124.8

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $460 million as of December 31, 2021 constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent’s subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

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

	Amount		Interest Rate
Date Issued	(in millions)	Due Date	(per annum)
October 1, 2019 (a)	$162.8	June 30, 2022	1.69%
December 1, 2019 (a)	$67.4	August 31, 2022	1.61%
December 1, 2020 (a)	$93.3	August 31, 2023	0.15%
January 1, 2021 (a)	$289.0	September 30, 2023	0.14%
March 1, 2021 (a)	$244.3	November 30, 2023	0.12%

(a)
This note refinanced a note originally issued on a prior date.

On November 8, 2015, the Parent entered into a Revolving Credit Facility agreement (the “Revolver”) with its 100% owned subsidiary, RII Holdings, Inc., which expires on November 8, 2035, providing for unsecured financing facilities in an aggregate amount of $3.0 billion. As of December 31, 2021 and 2020, borrowings outstanding under the Revolver were $370.0 million and $620.3 million, respectively. The interest rate applicable for outstanding borrowings under the Revolver is the six-month LIBOR rate set on the first day of the calendar year, which was 0.34% and 0.26% as of December 31, 2021 and 2020, respectively. Outstanding borrowings under the Revolver are included within Payable to subsidiaries, net in the Condensed Balance Sheets as of December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, portions of the outstanding balance were repaid by means of non-cash distributions by the Parent’s subsidiaries. The Parent expects to terminate this agreement in connection with the sale of the Business Solutions business, as further discussed in The Western Union Company's consolidated financial statements, Note 5, Divestitures, Investment Activities, and Goodwill.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The Parent files its United States federal consolidated income tax return on its and certain of its affiliates’ behalf. Accordingly, the Parent has recorded income taxes payable on behalf of its subsidiaries, and these income taxes payable are significant due to the enactment of the Tax Act into United States law.

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

4. Divestitures and Investment Activities

Divestitures

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

Investment Activities

In April 2021, the Parent sold a substantial majority of the noncontrolling interest it held in a private company for cash proceeds of $50.9 million. The Parent recorded a gain of $47.9 million within Income/(loss) before equity earnings of affiliates and income taxes, during the year ended December 31, 2021. The Parent retains an immaterial equity interest in this private company.

5. Commitments and Contingencies

The Parent had approximately $250 million in outstanding letters of credit and bank guarantees as of December 31, 2021 primarily held in connection with safeguarding consumer funds and certain agent agreements. The Parent expects to renew many of its letters of credit and bank guarantees prior to expiration, while certain letters of credit will be terminated, released, or transferred as a result of the sale of the Business Solutions business.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

6. Leases

The Parent leases real properties primarily for use as administrative and sales offices, in addition to transportation and other equipment. The Parent determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Parent is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Operating lease ROU assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease and variable non-lease components within the Parent’s lease agreements are accounted for separately. The Parent has no material leases in which the Parent is the lessor.

The Parent’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2021 and 2020, the total ROU assets were $56.9 million and $63.1 million, respectively, and lease liabilities were $91.3 million and $100.1 million, respectively. The ROU assets and operating lease liabilities were included in Other assets and Other liabilities, respectively, in the Parent’s Condensed Balance Sheets. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Parent’s Condensed Statements of Cash Flows. Short-term and variable lease costs were not material for the years ended December 31, 2021 and 2020.

The Parent’s leases have remaining terms from less than 2 years to nearly 10 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Parent the right to extend the lease by up to 10 years. However, these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	8.6	9.5
Weighted-average discount rate	5.3%	5.5%

The following table represents maturities of operating lease liabilities as of December 31, 2021 (in millions):

December 31, 2021
Due within 1 year	$14.9
Due after 1 year through 2 years	14.2
Due after 2 years through 3 years	13.0
Due after 3 years through 4 years	12.5
Due after 4 years through 5 years	10.9
Due after 5 years	50.2
Total lease payments	115.7
Less imputed interest	(24.4)
Total operating lease liabilities	$91.3

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021, which is the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information

The Company is making the following disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, which require us to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities.

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, the Company determined that during 2021 the Company processed through its money transfer network a Consumer-to-Consumer money transfer for which the sender appears to have been an individual who is designated on the Specially Designated Nationals and Blocked Persons List of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) pursuant to Executive Order 13224. This money transfer occurred on January 7, 2021 and was for a principal amount of $293. The Company’s total revenue from this transaction was approximately $11 and its net profit was approximately $3.

This transaction was identified for further review by the Company’s automated transaction screening system but was released following review by a first-level reviewer rather than escalated for further review and blocking. The release of this transfer appears to have resulted from human error. The Company has taken additional steps designed to prevent any future transactions with this individual.

The Company disclosed this matter to OFAC and received a response from OFAC closing the matter.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10‑K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2022 annual meeting of stockholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2022 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10‑K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” and “Certain Transactions and Other Matters” of our definitive proxy statement for the 2022 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2022 annual meeting of stockholders.

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

3.2

By-Laws of The Western Union Company, as amended on December 11, 2020 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8‑K filed on December 11, 2020 and incorporated herein by reference thereto).

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

4.5	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S‑4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.6	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on June 21, 2010 and incorporated herein by reference thereto).

4.7	Form of 4.250% Note due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on June 11, 2018 and incorporated herein by reference thereto).

4.8	Form of 2.850% Note due 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on November 25, 2019 and incorporated herein by reference thereto).

4.9	Form of 1.350% Note due 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on March 10, 2021 and incorporated herein by reference thereto).

4.10	Form of 2.750% Note due 2031 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed on March 10, 2021 and incorporated herein by reference thereto).

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

10.2

Letter Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of May 11, 2020, among The Western Union Company, the banks, financial institutions and other institutional lenders party thereto as Banks, and Citibank, N.A., as administrative agent for the Banks (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on August 4, 2020 and incorporated herein by reference thereto).

10.3

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (file no. 001‑32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.4

The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated Effective July 28, 2015 (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10‑K filed on February 19, 2016 and incorporated herein by reference thereto).*

10.5

The Western Union Company 2006 Long-Term Incentive Plan, as amended and restated on January 31, 2014 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.6

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.7

The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.8

The Western Union Company Senior Executive Performance Incentive Plan, Established February 20, 2019 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.9

Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10‑K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.10

Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.11

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.12

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10‑K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.13

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10‑K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.14

Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.15

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.16

Form of Award Agreement Under The Western Union Company Senior Executive Performance Incentive Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.17

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.18

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.19

The Western Union Company 2015 Long-Term Incentive Plan, as amended and restated on February 21, 2018 (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 22, 2018 and incorporated herein by reference thereto).*

10.20

Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.21

Form of Nonqualified Stock Option Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.22	The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2022.*,***

10.23

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

10.25

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

10.26

Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.27

Consent to the Assessment of Civil Money Penalty dated January 19, 2017 by and between Western Union Financial Services, Inc. and the Financial Crimes Enforcement Network of the United States Department of Treasury (filed as Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.28

Form of Nonqualified Stock Option Grant Award Agreement for Non-U.S. Section 16 Officer under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.29

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.66 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.30

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.67 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.31

Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.32

Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.69 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.33

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.70 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.34

Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.35

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.36

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.37

Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.38

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.39

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).*

10.40

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).*

10.41	Restricted Stock Unit Award Agreement for Devin B. McGranahan under The Western Union Company 2015 Long-Term Incentive Plan.*,***

10.42	Nonqualified Stock Option Grant Agreement for Devin B. McGranahan under The Western Union Company 2015 Long-Term Incentive Plan.*,***

10.43	Letter Agreement dated November 11, 2021 between Hikmet Ersek and the Company.***

10.44

Offer Letter dated November 12, 2021, between Devin McGranahan and Western Union, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2021, and incorporated herein by reference thereto).*

10.45	Letter Agreement dated February 23, 2022, between Raj Agrawal and the Company.*,***

21	Subsidiaries of The Western Union Company***

23	Consent of Independent Registered Public Accounting Firm***

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934***

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934***

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code****

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Western Union Company (Registrant)

February 24, 2022	By:	/S/ DEVIN MCGRANAHAN
Devin McGranahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devin B. McGranahan	President, Chief Executive Officer, and Director (Principal	February 24, 2022
Devin B. McGranahan	Executive Officer)

/s/ Raj Agrawal	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Raj Agrawal

/s/ Mark Hinsey	Chief Accounting Officer and Controller	February 24, 2022
Mark Hinsey	(Principal Accounting Officer)

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 24, 2022
Jeffrey A. Joerres

/s/ Martin I. Cole	Director	February 24, 2022
Martin I. Cole

/s/ Richard A. Goodman	Director	February 24, 2022
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 24, 2022
Betsy D. Holden

/s/ Michael A. Miles, Jr.	Director	February 24, 2022
Michael A. Miles, Jr.

/s/ Timothy P. Murphy	Director	February 24, 2022
Timothy P. Murphy

/s/ Joyce A. Phillips	Director	February 24, 2022
Joyce A. Phillips

/s/ Jan Siegmund	Director	February 24, 2022
Jan Siegmund

/s/ Angela A. Sun	Director	February 24, 2022
Angela A. Sun

/s/ Solomon D. Trujillo	Director	February 24, 2022
Solomon D. Trujillo