Form 10-Q
period 2022-03-31
Western Union CO
filed 2022-04-28
CIK 1365135

it

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of April 22, 2022, 386,034,020 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$1,155.7	$1,210.0
Expenses:
Cost of services	655.1	706.0
Selling, general, and administrative	263.1	271.2
Total expenses	918.2	977.2
Operating income	237.5	232.8
Other income/(expense):
Gain on divestiture of business (Note 4)	151.4	—
Interest income	0.6	0.4
Interest expense	(24.8)	(28.4)
Other expense, net	(2.5)	(1.9)
Total other income/(expense), net	124.7	(29.9)
Income before income taxes	362.2	202.9
Provision for income taxes	68.9	21.1
Net income	$293.3	$181.8
Earnings per share:
Basic	$0.75	$0.44
Diluted	$0.74	$0.44
Weighted-average shares outstanding:
Basic	393.1	411.7
Diluted	394.5	414.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Net income	$293.3	$181.8
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized losses on investment securities	(51.6)	(13.0)
Unrealized gains on hedging activities	5.3	28.9
Foreign currency translation adjustments	(17.8)	—
Defined benefit pension plan adjustments	—	2.5
Total other comprehensive income/(loss)	(64.1)	18.4
Comprehensive income	$229.2	$200.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$1,295.8	$1,208.3
Settlement assets	2,999.5	2,843.5
Property and equipment, net of accumulated depreciation of $645.0 and $650.4, respectively	122.9	129.4
Goodwill	2,034.6	2,034.6
Other intangible assets, net of accumulated amortization of $753.9 and $731.8, respectively	400.1	417.1
Other assets	1,012.7	737.7
Assets held for sale (Note 4)	623.1	1,452.9
Total assets	$8,488.7	$8,823.5
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$470.7	$450.2
Settlement obligations	2,999.5	2,843.5
Income taxes payable	927.3	870.7
Deferred tax liability, net	182.7	203.8
Borrowings	2,534.5	3,008.4
Other liabilities (Note 4)	662.6	269.4
Liabilities associated with assets held for sale (Note 4)	358.6	821.9
Total liabilities	8,135.9	8,467.9

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 387.1 shares and 393.8 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3.9	3.9
Capital surplus	960.5	941.0
Accumulated deficit	(495.4)	(537.2)
Accumulated other comprehensive loss	(116.2)	(52.1)
Total stockholders' equity	352.8	355.6
Total liabilities and stockholders' equity	$8,488.7	$8,823.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$293.3	$181.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11.3	12.8
Amortization	35.5	40.6
Gain on divestiture of business, excluding transaction costs (Note 4)	(155.8)	—
Other non-cash items, net	22.9	30.3
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(93.2)	(46.9)
Accounts payable and accrued liabilities	36.0	(35.8)
Income taxes payable	56.2	5.5
Other liabilities	(6.2)	(12.5)
Net cash provided by operating activities	200.0	175.8
Cash flows from investing activities
Payments for capitalized contract costs	(6.9)	(78.3)
Payments for internal use software	(12.6)	(9.9)
Purchases of property and equipment	(10.3)	(8.7)
Purchases of settlement investments	(178.4)	(161.7)
Proceeds from the sale of settlement investments	71.6	427.1
Maturities of settlement investments	37.4	100.0
Purchase of a non-settlement investment	(250.0)	—
Proceeds from divestiture, net of cash divested (Note 4)	896.1	—
Other investing activities	(5.9)	0.7
Net cash provided by investing activities	541.0	269.2
Cash flows from financing activities
Cash dividends and dividend equivalents paid	(91.8)	(96.7)
Common stock repurchased (Note 9)	(154.4)	(84.5)
Net repayments of commercial paper	(175.0)	(80.0)
Net proceeds from issuance of borrowings	—	892.6
Principal payments on borrowings	(300.0)	(650.0)
Proceeds from exercise of options	8.9	8.1
Net change in settlement obligations	(80.4)	(297.1)
Other financing activities	—	0.1
Net cash used in financing activities	(792.7)	(307.5)
Net change in cash and cash equivalents, including settlement, and restricted cash	(51.7)	137.5
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,110.9	2,143.1
Cash and cash equivalents, including settlement, and restricted cash at end of period	$2,059.2	$2,280.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	March 31,
	2022	2021
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,295.8	$1,502.6
Settlement cash and cash equivalents (Note 8)	685.7	764.0
Restricted cash in Other assets	24.6	14.0
Cash and cash equivalents included in Assets held for sale (Note 4)	53.1	—
Cash and cash equivalents, including settlement, and restricted cash	$2,059.2	$2,280.6
	Three Months Ended
	March 31,
	2022	2021
Supplemental cash flow information:
Interest paid	$16.6	$19.6
Income taxes paid	$23.0	$15.0
Internal use software capitalized but not yet paid	$—	$42.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2021	393.8	$3.9	$941.0	$(537.2)	$(52.1)	$355.6
Net income	—	—	—	293.3	—	293.3
Stock-based compensation	—	—	10.7	—	—	10.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(92.6)	—	(92.6)
Repurchase and retirement of common shares	(8.6)	(0.1)	—	(158.9)	—	(159.0)
Shares issued under stock-based compensation plans	1.9	0.1	8.8	—	—	8.9
Other comprehensive loss (Note 9)	—	—	—	—	(64.1)	(64.1)
Balance, March 31, 2022	387.1	$3.9	$960.5	$(495.4)	$(116.2)	$352.8

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2020	411.2	$4.1	$885.1	$(543.1)	$(159.5)	$186.6
Net income	—	—	—	181.8	—	181.8
Stock-based compensation	—	—	10.8	—	—	10.8
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(97.9)	—	(97.9)
Repurchase and retirement of common shares	(3.7)	—	—	(89.0)	—	(89.0)
Shares issued under stock-based compensation plans	2.3	—	8.1	—	—	8.1
Other comprehensive income (Note 9)	—	—	—	—	18.4	18.4
Balance, March 31, 2021	409.8	$4.1	$904.0	$(548.2)	$(141.1)	$218.8

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
•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. The significant majority of the Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022, with the second expected in the second half of 2022. See Note 4 for further information regarding this transaction.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services. Certain of the Company's corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. See Note 14 for further information regarding the Company’s segments.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of March 31, 2022 and December 31, 2021 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2022 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.

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

Cash Flow Classification Revision

Beginning in the fourth quarter of 2021, the Company revised its presentation to include changes in settlement cash associated with settlement obligations as a financing activity and changes in settlement cash from purchases, sales, and maturities of settlement investments as an investing activity within its Condensed Consolidated Statements of Cash Flows. Previously, the changes in settlement assets and settlement obligations were presented on a net basis within operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Prior period amounts have been revised to conform to this presentation. These changes in presentation have been concluded to be immaterial, having no impact on the Company’s previously reported net income, financial position, or cash flows from operating activities, as changes in the Company’s settlement assets exactly offset changes in its settlement obligations. However, the revised presentation shows all changes associated with settlement cash in the Condensed Consolidated Statements of Cash Flows instead of in the Notes to the Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the effects of the changes in presentation of these cash flows, compared to the previously reported Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended March 31, 2021
	As Previously
	Reported(a)	Revisions	As Revised
Net cash provided by/(used in):
Operating activities	$175.8	$—	$175.8
Investing activities(b)	(96.2)	365.4	269.2
Financing activities(c)	(10.4)	(297.1)	(307.5)
Net change in cash and cash equivalents, including settlement, and restricted cash	$69.2	$68.3	$137.5

(a)
As reported in the Company's Form 10-Q filed with the Securities Exchange Commission on May 4, 2021.
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

The Company recognized $1,100.7 million and $1,166.3 million in revenues from contracts with customers for the three months ended March 31, 2022 and 2021, respectively. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to- Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payment and other services are not included in the Company’s segments and are reported as Other. See Note 14 for further information on the Company’s segments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022, with the second expected in the second half of 2022. See Note 4 for further information regarding this transaction.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Management has determined that the substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three months ended March 31, 2022 and 2021 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended March 31, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$381.2	$17.9	$17.5	$14.2	$430.8
Europe and Russia/CIS	283.8	33.7	3.5	0.1	321.1
Middle East, Africa, and South Asia	162.3	0.4	0.1	—	162.8
Latin America and the Caribbean	88.1	0.5	21.2	2.0	111.8
East Asia and Oceania	61.4	12.5	0.3	—	74.2
Revenues from contracts with customers	$976.8	$65.0	$42.6	$16.3	$1,100.7
Other revenues (a)	22.2	24.1	3.8	4.9	55.0
Total revenues	$999.0	$89.1	$46.4	$21.2	$1,155.7

	Three Months Ended March 31, 2021
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$386.6	$21.2	$18.6	$14.5	$440.9
Europe and Russia/CIS	338.7	34.3	1.1	0.4	374.5
Middle East, Africa, and South Asia	159.7	0.5	0.1	—	160.3
Latin America and the Caribbean	86.7	0.8	17.7	1.8	107.0
East Asia and Oceania	66.7	16.6	0.3	—	83.6
Revenues from contracts with customers	$1,038.4	$73.4	$37.8	$16.7	$1,166.3
Other revenues (a)	12.5	23.1	3.0	5.1	43.7
Total revenues	$1,050.9	$96.5	$40.8	$21.8	$1,210.0

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

For the three months ended March 31, 2022 and 2021, there were 7.2 million and 1.4 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock and restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above the Company’s weighted-average share price during the periods and their effect was anti-dilutive.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended
	March 31,
	2022	2021
Basic weighted-average shares outstanding	393.1	411.7
Common stock equivalents	1.4	2.6
Diluted weighted-average shares outstanding	394.5	414.3

4. Assets Held for Sale and Related Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the “Buyer”) for cash consideration of $910.0 million, subject to regulatory and working capital adjustments. The sale will be completed in two closings, the first of which occurred on March 1, 2022 with the entirety of the cash consideration collected and allocated to the closings on a relative fair value basis. The first closing excluded the operations in the European Union and the United Kingdom and resulted in a gain of $151.4 million. In connection with the first closing, the Company reclassified $17.8 million of currency translation gains previously included within Accumulated other comprehensive loss (“AOCL”) as a component of Gain on divestiture of business in the Condensed Consolidated Statements of Income. As of March 31, 2022, the Company has classified the proceeds allocated to the European Union and United Kingdom operations of $390.3 million within Other liabilities in the Condensed Consolidated Balance Sheets. The second closing is currently expected in the second half of 2022, pending required regulatory approvals, at which time the remainder of the gain will be recognized. During the period between the closings, the Company will pay to the Buyer a measure of profit of the European Union and United Kingdom operations, adjusted for the provision for income taxes, occupancy charges for employees of the Buyer using Company facilities, and other items, as contractually agreed, which was $2.8 million for the three months ended March 31, 2022 and was included in Other expense, net in the Condensed Consolidated Statements of Income.

The Company has presented the remaining assets of its Business Solutions business as held for sale, along with the associated liabilities, as it believes completion of the second closing is probable. However, in the event that the second closing does not occur by February 4, 2023, the Company may, with appropriate notice to the Buyer, otherwise dispose of the European Union and United Kingdom operations, with any profit realized on disposition remitted to the Buyer, and conversely, any loss indemnified by the Buyer. The Buyer has rebranded the sold operations within a new standalone company (now referred to as "Convera").

Business Solutions revenues were $89.1 million and $96.5 million and direct operating expenses, which exclude corporate allocations, were $62.6 million and $81.8 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, divestiture costs directly associated with this transaction were $3.2 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table reflects the assets held for sale and associated liabilities of the Business Solutions business in the accompanying Condensed Consolidated Balance Sheets (in millions). These balances are subject to regulatory capital and other requirements which will be finalized upon the second close.

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$53.1	$37.7
Settlement assets	205.9	566.0
Property and equipment, net of accumulated depreciation of $2.5 and $19.3	2.0	6.3
Goodwill	229.5	532.0
Other intangible assets, net of accumulated amortization of $78.2 and $360.2	9.9	50.4
Other assets	122.7	260.5
Total assets	$623.1	$1,452.9

Accounts payable and accrued liabilities	$47.5	$61.6
Settlement obligations	205.9	566.0
Other liabilities	105.2	194.3
Total liabilities	$358.6	$821.9

5. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
March 31, 2022	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$6.7	$—	$6.7
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,232.0	1,232.0
State and municipal variable-rate demand notes	—	79.9	79.9
Corporate debt securities	—	58.9	58.9
United States government agency mortgage-backed securities	—	31.5	31.5
Other assets:
Derivatives	—	139.5	139.5
Total assets	$6.7	$1,541.8	$1,548.5
Liabilities:
Other liabilities:
Derivatives	$—	$114.0	$114.0
Total liabilities	$—	$114.0	$114.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Fair Value Measurement Using		Total
December 31, 2021	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$7.9	$—	$7.9
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,219.9	1,219.9
State and municipal variable-rate demand notes	—	84.8	84.8
Corporate and other debt securities	—	57.8	57.8
United States government agency mortgage-backed securities	—	36.4	36.4
Other assets:
Derivatives	—	247.7	247.7
Total assets	$7.9	$1,646.6	$1,654.5
Liabilities:
Other liabilities:
Derivatives	$—	$183.8	$183.8
Total liabilities	$—	$183.8	$183.8

There were no material, non-recurring fair value adjustments other than $8.7 million of property and equipment, operating lease right-of-use asset, and other intangible asset impairments associated with the Company's suspension of its operations in Russia and Belarus and the first closing of its Business Solutions divestiture in the three months ended March 31, 2022, as discussed further in Note 14. There were no material, non-recurring fair value adjustments in the three months ended March 31, 2021 or transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2022 and 2021.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of March 31, 2022, the carrying value and fair value of the Company’s borrowings were $2,534.5 million and $2,540.5 million, respectively (see Note 11). As of December 31, 2021, the carrying value and fair value of the Company’s borrowings were $3,008.4 million and $3,217.2 million, respectively.

In March 2022, the Company entered into a reverse repurchase agreement, a form of secured lending, with a broker-dealer affiliate of a large U.S. bank, using a portion of the proceeds from the sale of the Company's Business Solutions business. This agreement requires the counterparty to pledge marketable securities with a value greater than the amount of cash transferred as collateral, which is held and valued by a third-party custodial bank. The investment generates interest income through the date of repurchase, at which point the purchase price together with the interest due will be paid back to the Company. The Company carries this investment at amortized cost, and as of March 31, 2022, the carrying value of this investment, as reported in Other assets in the Company's Condensed Consolidated Balance Sheets, was $250 million, which approximates fair value due to the creditworthiness of the counterparty, the value of the collateral, and the investment's short-term nature and variable interest rate.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $330 million in outstanding letters of credit and bank guarantees as of March 31, 2022, which were primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The Company expects to renew most of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of March 31, 2022. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2022 and 2021 totaled $11.5 million and $13.2 million, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

March 31, 2022
Settlement assets:
Cash and cash equivalents	$685.7
Receivables from agents, Business Solutions customers, and others	1,137.4
Less: Allowance for credit losses	(19.9)
Receivables from agents, Business Solutions customers, and others, net	1,117.5
Investment securities	1,402.3
Less: Allowance for credit losses	(0.1)
Investment securities, net	1,402.2
Total settlement assets (a)	$3,205.4
Settlement obligations:
Money transfer, money order, and payment service payables	$2,507.9
Payables to agents	697.5
Total settlement obligations (a)	$3,205.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

December 31, 2021
Settlement assets:
Cash and cash equivalents	$835.5
Receivables from agents, Business Solutions customers, and others	1,198.8
Less: Allowance for credit losses	(23.7)
Receivables from agents, Business Solutions customers, and others, net	1,175.1
Investment securities	1,398.9
Total settlement assets	$3,409.5
Settlement obligations:
Money transfer, money order, and payment service payables	$2,838.9
Payables to agents	570.6
Total settlement obligations	$3,409.5

(a)
Settlement assets and Settlement obligations include Assets held for sale and Liabilities associated with assets held for sale of $205.9 million and $566.0 million as of March 31, 2022 and December 31, 2021, respectively (see Note 4).

Allowance for Credit Losses

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,089.9 million and $1,125.9 million as of March 31, 2022 and December 31, 2021, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $27.6 million and $49.2 million as of March 31, 2022 and December 31, 2021, respectively. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days. To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of March 31, 2022.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2022	$18.0	$5.7
Current period provision for expected credit losses (a)	1.9	0.4
Write-offs charged against the allowance	(3.1)	(0.4)
Recoveries of amounts previously written off	1.7	—
Impacts of foreign currency exchange rates, divestitures, and other	(0.1)	(4.2)
Allowance for credit losses as of March 31, 2022	$18.4	$1.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2021	$49.3	$3.9
Current period provision for expected credit losses (a)	2.3	1.5
Write-offs charged against the allowance	(3.3)	(0.4)
Recoveries of amounts previously written off	1.9	—
Impacts of foreign currency exchange rates and other	(0.5)	(0.1)
Allowance for credit losses as of March 31, 2021	$49.7	$4.9

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit related. The Company recognized losses that were not credit-related of $10.0 million and $13.7 million for the three months ended March 31, 2022, and 2021, respectively.

In addition, from time to time, the Company makes advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, amounts advanced to agents were $143.9 million and $146.9 million, respectively, and the related allowances for credit losses were immaterial.

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. The Company’s provision for credit losses on its available-for-sale securities during the three months ended March 31, 2022 and 2021 and the related allowance for credit losses as of March 31, 2022 and December 31, 2021 were immaterial.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
March 31, 2022	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$6.7	$6.7	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,254.8	1,232.0	5.5	(28.3)	(22.8)
State and municipal variable-rate demand notes	79.9	79.9	—	—	—
Corporate debt securities	61.9	58.9	—	(3.0)	(3.0)
United States government agency mortgage-backed securities	31.5	31.5	—	—	—
Total available-for-sale securities	1,428.1	1,402.3	5.5	(31.3)	(25.8)
Total investment securities	$1,434.8	$1,409.0	$5.5	$(31.3)	$(25.8)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2021	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$7.9	$7.9	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,182.6	1,219.9	39.8	(2.5)	37.3
State and municipal variable-rate demand notes	84.8	84.8	—	—	—
Corporate and other debt securities	58.1	57.8	0.2	(0.5)	(0.3)
United States government agency mortgage- backed securities	35.6	36.4	0.8	—	0.8
Total available-for-sale securities	1,361.1	1,398.9	40.8	(3.0)	37.8
Total investment securities	$1,369.0	$1,406.8	$40.8	$(3.0)	$37.8

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of March 31, 2022 (in millions):

Fair Value
Due within 1 year	$154.5
Due after 1 year through 5 years	540.0
Due after 5 years through 10 years	554.8
Due after 10 years	153.0
Total	$1,402.3

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $10.0 million and $69.9 million are included in the "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

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

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended
	Income Statement	March 31,
Income for the period (in millions)	Location	2022	2021
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$(0.1)	$(0.1)
Total reclassification adjustments related to investment securities, net of tax		(0.1)	(0.1)
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	1.0	(6.1)
Interest rate contracts	Interest expense	(0.1)	(0.2)
Interest rate contracts	Other expense, net	—	0.7
Total reclassification adjustments related to cash flow hedges, net of tax		0.9	(5.6)
Foreign currency translation adjustments:
Foreign currency translation	Gain on divestiture of business	17.8	—
Total reclassification adjustments related to foreign currency translation adjustments, net of tax		17.8	—
Amortization of components of defined benefit plans:
Actuarial loss	Other expense, net	—	(3.1)
Income tax benefit	Provision for income taxes	—	0.6
Total reclassification adjustments related to defined benefit plans, net of tax		—	(2.5)
Total reclassifications, net of tax		$18.6	$(8.2)

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2021	$30.4	$18.7	$(101.2)	$(52.1)
Unrealized gains/(losses)	(63.6)	6.2	—	(57.4)
Tax benefit	11.9	—	—	11.9
Amounts reclassified from AOCL into earnings, net of tax	0.1	(0.9)	(17.8)	(18.6)
As of March 31, 2022	$(21.2)	$24.0	$(119.0)	$(116.2)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)
Unrealized gains/(losses)	(16.0)	24.2	—	—	8.2
Tax benefit/(expense)	2.9	(0.9)	—	—	2.0
Amounts reclassified from AOCL into earnings, net of tax	0.1	5.6	—	2.5	8.2
As of March 31, 2021	$45.3	$(1.6)	$(101.2)	$(83.6)	$(141.1)

On July 22, 2021, the Company’s Board of Directors approved a plan to terminate and settle the Company’s frozen defined benefit pension plan. In the fourth quarter of 2021, the Company settled its defined benefit pension plan. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Employee Benefit Plans, in our Annual Report on Form 10-K for the year ended December 31, 2021 for details on the termination and settlement of the Company's frozen defined benefit pension plan.

Cash Dividends Paid

During both the three months ended March 31, 2022 and 2021, the Company’s Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $91.7 million and $96.6 million in total dividends, which were paid on March 31, 2022 and 2021, respectively.

Share Repurchases

During the three months ended March 31, 2022 and 2021, 8.1 million and 3.1 million shares were repurchased for $150.0 million and $75.0 million, respectively, excluding commissions, at an average cost of $18.46 and $24.24, respectively, under the share repurchase authorizations approved by the Company's Board of Directors, including one which expired on December 31, 2021. On February 10, 2022, the Company's Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. As of March 31, 2022, $850.0 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company executes derivatives with established financial institutions; the substantial majority of these financial institutions have a credit rating of "A-" or higher from a major credit rating agency. Customer derivatives written by the Company’s Business Solutions operations primarily involve small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis, while also monitoring the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements but takes action when doubt arises about the counterparties’ ability to perform. These actions may include requiring Business Solutions customers to post or increase collateral, and for all counterparties, the possible termination of the related contracts. The Company’s hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2022, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2022 and December 31, 2021 were as follows (in millions):

March 31, 2022
Contracts designated as hedges:
Euro	$418.6
Canadian dollar	133.4
Australian dollar	57.2
Swiss franc	45.8
British pound	42.1
Swedish krona	32.0
Japanese yen	28.6
Other (a)	—
Contracts not designated as hedges:
Euro	$601.1
British pound	95.9
Canadian dollar	82.4
Australian dollar	66.1
Indian rupee	58.9
Mexican peso	57.2
Swiss franc	41.6
Japanese yen	41.0
Swedish krona	29.2
Brazilian real	25.3
Other (a)	184.1

December 31, 2021
Contracts designated as hedges:
Euro	$399.9
Canadian dollar	134.0
Australian dollar	58.4
Swiss franc	45.9
British pound	43.8
Swedish krona	30.7
Japanese yen	30.4
Other (a)	0.9
Contracts not designated as hedges:
Euro	$755.7
British pound	148.1
Canadian dollar	144.2
Australian dollar	98.1
Mexican peso	96.3
Philippine peso	76.2
Indian rupee	63.4
Japanese yen	46.0
Russian ruble	44.4
Chinese yuan	31.6
New Zealand dollar	26.6
Swiss franc	25.1
Swedish krona	25.1
Other (a)	132.7

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC and completed the first closing on March 1, 2022. See Note 4 for further information regarding this transaction. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with Convera through the end of the second closing of the Business Solutions divestiture. The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions included in Revenues in the Company’s Condensed Consolidated Statements of Income were $78.6 million and $84.5 million for the three months ended March 31, 2022 and 2021, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the majority of these derivative contracts have a duration at inception of less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $5.0 billion and $8.0 billion as of March 31, 2022 and December 31, 2021, respectively. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the British pound.

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

The Company terminated two of its treasury locks in the first quarter of 2021, which were associated with the issuance of $600.0 million of aggregate principal amount of 1.350% unsecured notes due March 15, 2026 (“2026 Notes”). The Company received a total of $3.3 million upon termination, of which $2.6 million was deferred as a component of AOCL and will be amortized to Interest expense in the Condensed Consolidated Statements of Income over the term of the 2026 Notes. As a portion of the forecasted interest payments on the 2026 Notes will occur outside the time period originally specified at designation of the treasury locks as cash flow hedges, $0.7 million was recognized in Other expense, net in the Condensed Consolidated Statements of Income, upon termination.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2022	2021	Location	2022	2021
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$35.4	$30.6	Other liabilities	$2.5	$2.6
Total derivatives designated as hedges		$35.4	$30.6		$2.5	$2.6
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$101.7	$213.1	Other liabilities	$101.8	$174.1
Foreign currency	Other assets	2.4	4.0	Other liabilities	9.7	7.1
Total derivatives not designated as hedges		$104.1	$217.1		$111.5	$181.2
Total derivatives		$139.5	$247.7		$114.0	$183.8

(a)
In many circumstances, the Company allows its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions entered into with Convera do not allow for similar settlement. To mitigate this, additional foreign currency contracts are entered into with Convera to offset the original economic hedge contracts. This frequently results in changes in the Company’s derivative assets and liabilities that may not directly align with the performance in the underlying derivatives business.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2022 and December 31, 2021 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset in	Presented in	Not Offset in
	Amounts of	the Condensed	the Condensed	the Condensed
	Recognized	Consolidated	Consolidated	Consolidated	Net
March 31, 2022	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$84.2	$—	$84.2	$(51.1)	$33.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	55.3
Total	$139.5

December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$163.9	$—	$163.9	$(92.4)	$71.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	83.8
Total	$247.7

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset in	Presented in	Not Offset in
	Amounts of	the Condensed	the Condensed	the Condensed
	Recognized	Consolidated	Consolidated	Consolidated	Net
March 31, 2022	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$83.0	$—	$83.0	$(51.1)	$31.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	31.0
Total	$114.0

December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$109.6	$—	$109.6	$(92.4)	$17.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.2
Total	$183.8

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

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Foreign currency derivatives (a)	$6.2	$20.9
Interest rate derivatives	—	3.3

(a)
Gains/(losses) of $(4.2) million and $(0.7) million for the three months ended March 31, 2022 and 2021, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022		2021
	Revenues	Interest Expense	Revenues	Interest Expense	Other expense, net
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,155.7	$(24.8)	$1,210.0	$(28.4)	$(1.9)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	1.0	—	(6.1)	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.1	—	1.9	—	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	(0.1)	—	(0.2)	0.7

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three months ended March 31, 2022 and 2021 (in millions):

		Three Months Ended
		March 31,
Derivatives (a)	Location	2022	2021
Foreign currency derivatives (b)	Selling, general, and administrative	$11.7	$16.0

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $(9.9) million and $(21.8) million for the three months ended March 31, 2022 and 2021, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on March 31, 2022 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $23.3 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Commercial paper (a)	$100.0	$275.0
Notes:
4.250% notes due 2023 (b)	300.0	300.0
2.850% notes due 2025 (b)	500.0	500.0
1.350% notes due 2026 (b)	600.0	600.0
2.750% notes due 2031 (b)	300.0	300.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowing (c)	—	300.0
Total borrowings at par value	2,550.0	3,025.0
Debt issuance costs and unamortized discount, net	(15.5)	(16.6)
Total borrowings at carrying value (d)	$2,534.5	$3,008.4

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of March 31, 2022 had a weighted-average annual interest rate of approximately 0.7% and a weighted-average term of approximately 1 day.
(b)
The difference between the stated interest rate and the effective interest rate is not significant.
(c)
See Term Loan Facility section below for further discussion.
(d)
As of March 31, 2022, the Company’s weighted-average effective rate on total borrowings was approximately 3.7%.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Term Loan Facility

On December 18, 2018, the Company entered into an amended and restated term loan facility providing for up to $950.0 million in borrowings and extending the final maturity of the facility to January 2024 (the "Term Loan Facility"). In the first quarter of 2021, proceeds from the 2026 Notes and $300.0 million of aggregate principal amount of 2.750% unsecured notes due March 15, 2031 ("2031 Notes"), and cash, including cash generated from operations, were used to repay $650.0 million of the Term Loan Facility. On January 4, 2022, the Company repaid all remaining borrowings owed under the Term Loan Facility for total consideration of $300.0 million, using proceeds from commercial paper and cash, including cash generated from operations. The Company is no longer able to borrow money under this facility.

The following summarizes the Company’s maturities of its notes at par value as of March 31, 2022 (in millions):

Due within 1 year	$—
Due after 1 year through 2 years	300.0
Due after 2 years through 3 years	500.0
Due after 3 years through 4 years	600.0
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,450.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 19.0% and 10.4% for the three months ended March 31, 2022 and 2021. The increase in the Company’s effective tax rate compared to the corresponding period in the prior year was primarily due to the sale of the Company's Business Solutions business, discrete benefits in the prior period not recurring in the current period, and the Company's decision to suspend its operations in Russia and Belarus. The sale of the Company's Business Solutions business is included in the Company's estimated annual effective rate, the ongoing effects of which are expected to continue throughout the year.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2022 and December 31, 2021 was $373.1 million and $376.3 million, respectively, including interest and penalties.

The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The Internal Revenue Service is currently examining the Company’s United States consolidated income tax returns for 2017 and 2018. The statute of limitations for the U.S. federal returns for 2017 and 2018 has been extended to April 4, 2023.

13. Stock-Based Compensation Plans

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $10.7 million and $10.8 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units in the Condensed Consolidated Statements of Income.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the three months ended March 31, 2022, the Company granted 0.6 million options at a weighted-average exercise price of $18.62 and 3.1 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $20.34. As of March 31, 2022, the Company had 7.0 million outstanding options at a weighted-average exercise price of $19.03, of which 3.6 million options were exercisable at a weighted-average exercise price of $19.10. The Company had 7.7 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $21.75 as of March 31, 2022.

14. Segments

As further described in Note 1, the Company classifies its business into two segments: Consumer-to-Consumer and Business Solutions. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") in allocating resources and assessing performance.

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

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022, with the second expected in the second half of 2022. See Note 4 for further information regarding this transaction.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services.

Corporate costs, including stock-based compensation and other overhead, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue. Effective January 1, 2022, the Company stopped allocating corporate costs to its Business Solutions segment, given its agreement to sell this business, as discussed further in Note 4.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s segment results for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues:
Consumer-to-Consumer	$999.0	$1,050.9
Business Solutions (a)	89.1	96.5
Other	67.6	62.6
Total consolidated revenues	$1,155.7	$1,210.0
Operating income:
Consumer-to-Consumer	$207.2	$206.1
Business Solutions (a)	27.5	12.6
Other	21.5	14.1
Total segment operating income	256.2	232.8
Russia/Belarus exit costs (b)	(11.0)	—
Business Solutions exit costs (b)	(7.7)	—
Total consolidated operating income	$237.5	$232.8

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to the Buyer, which will be completed in two closings. The first closing occurred on March 1, 2022, with the second expected in the second half of 2022. The operations of the Business Solutions business to be sold in the second closing continue to be included in Revenues and Operating income after the first closing. However, between the first and second closing, the Company will pay the Buyer a measure of the profits from these operations, adjusted for income taxes and other charges, as contractually agreed, and this expense is recognized in Other expense, net in the Condensed Consolidated Statements of Income. See Note 4 for further information regarding this transaction.
(b)
Represents the exit costs incurred in connection with the Company's suspension of its operations in Russia and Belarus and the divestiture of the Business Solutions business, primarily related to severance and non-cash impairments of property and equipment, an operating lease right-of-use asset, and other intangible assets. While certain of the expenses are identifiable to the Company's segments, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report on Form 10-Q. This report on Form 10‑Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "targets," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook," and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10‑Q of The Western Union Company (the "Company," "Western Union," "we," "our," or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the Risk Factors section and throughout the Annual Report on Form 10‑K for the year ended December 31, 2021. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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
•
Business Solutions - Our Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022, with the second expected in the second half of 2022. See below for additional information regarding this transaction

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes our bill payment services which facilitate payments from consumers to businesses and other organizations and our money order services. Certain of our corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. Additional information on our segments is provided in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2022 compared to the same period in 2021. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues and operating income for the three months ended March 31, 2022 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $33.2 million for the three months ended March 31, 2022 relative to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies positively impacted operating income by $3.9 million for the three months ended March 31, 2022 relative to the corresponding period in the prior year.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the “Buyer”) for cash consideration of $910.0 million, subject to regulatory and working capital adjustments. The sale will be completed in two closings, the first of which occurred on March 1, 2022 with the entirety of the cash consideration collected and allocated to the closings on a relative fair value basis. The first closing excluded the operations in the European Union and the United Kingdom and resulted in a gain of $151.4 million. The second closing is currently expected by late 2022, pending required regulatory approvals, at which time the remainder of the gain will be recognized. The Buyer has rebranded Business Solutions as a new standalone company (now referred to as "Convera"). Refer to Part I, Item 1, Financial Statements, Note 4, Assets Held for Sale and Related Divestiture for further discussion.

Business Solutions revenues were $89.1 million and $96.5 million for the three months ended March 31, 2022 and 2021. Business Solutions direct operating expenses, which exclude corporate allocations, were $62.6 million and $81.8 million for the three months ended March 31, 2022 and 2021. Divestiture costs directly associated with the Business Solutions transaction and incurred through the three months ended March 31, 2022 were $3.2 million.

In March 2022, we suspended our operations in Russia and Belarus, which are included in our Consumer-to-Consumer segment, due to the Russia/Ukraine conflict (the "Conflict"). Revenues associated with the Russia and Belarus operations, including transactions sent from, into, and within these countries for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021, were $27.6 million, $30.2 million, and $145.5 million, respectively. The Conflict is expected to have broader implications to our overall business, including reduced transaction activity in Ukraine. We expect that our results of operations will be negatively impacted by this Conflict in the year ending December 31, 2022 and possibly thereafter.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021	% Change
Revenues	$1,155.7	$1,210.0	(4)%
Expenses:
Cost of services	655.1	706.0	(7)%
Selling, general, and administrative	263.1	271.2	(3)%
Total expenses	918.2	977.2	(6)%
Operating income	237.5	232.8	2%
Other income/(expense):
Gain on divestiture of business	151.4	—	(a)
Interest income	0.6	0.4	51%
Interest expense	(24.8)	(28.4)	(13)%
Other expense, net	(2.5)	(1.9)	21%
Total other income/(expense), net	124.7	(29.9)	(a)
Income before income taxes	362.2	202.9	79%
Provision for income taxes	68.9	21.1	(a)
Net income	$293.3	$181.8	61%
Earnings per share:
Basic	$0.75	$0.44	70%
Diluted	$0.74	$0.44	68%
Weighted-average shares outstanding:
Basic	393.1	411.7
Diluted	394.5	414.3

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. We have also disclosed the impact of our Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2022 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in millions)	2022	2021	% Change
Revenues, as reported - (GAAP)	$1,155.7	$1,210.0	(4)%
Foreign currency impact (a)			2%
Divestitures impact (b)			1%
Revenue change, constant currency adjusted, excluding Business Solutions - (Non-GAAP)			(1)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $33.2 million for the three months ended March 31, 2022, when compared to foreign currency rates in the corresponding period in the prior year.
(b)
In March 2022, we completed the first closing of the sale of our Business Solutions business, as discussed above. Business Solutions revenues included in our results were $89.1 million and $96.5 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, revenues decreased 4% when compared to the corresponding period in the prior year primarily due to a transaction decline in the retail channel of our Consumer-to-Consumer segment and the first closing of the divestiture of our Business Solutions business, as described above. Fluctuations in the exchange rates between the United States dollar and foreign currencies negatively impacted revenue by 2% for the three months ended March 31, 2022, compared to the corresponding period in the prior year.

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

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, cost of services decreased compared to the corresponding period in the prior year due to a decrease in agent commissions in our Consumer-to-Consumer money transfer business, which generally vary with revenues, decreased employee-related expenses, including incentive compensation, and decreased information technology costs. The decrease in employee-related expenses and information technology costs was due, in part, to the divestiture of our Business Solutions business, as discussed above.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three months ended March 31, 2022 compared to the corresponding period in the prior year due to fluctuations between the United States dollar and foreign currencies, decreases in employee-related expenses, due, in part, to the divestiture of Business Solutions, and a decrease in marketing costs, partially offset by exit costs associated with the suspension of our Russian and Belarus operations and the Business Solutions divestiture, as discussed below.

Total Other Income/(Expense), Net

Total other income/(expense), net during the three months ended March 31, 2022 when compared to the corresponding period in the prior year was impacted by the gain recognized from the first closing of the Business Solutions divestiture, as discussed above, partially offset by expense associated with payments to the Buyer of the Business Solutions business for a measure of the profits, as contractually agreed, from the European Union and United Kingdom operations subsequent to the first closing, which will continue until the second closing. Total other income/(expense), net for the three months ended March 31, 2022 compared to the corresponding period in the prior year benefited from a reduction in interest expense driven by lower average debt balances outstanding.

Income Taxes

Our effective tax rates on pre-tax income were 19.0% and 10.4% for the three months ended March 31, 2022 and 2021, respectively. The increase in our effective tax rate for the three months ended March 31, 2022 compared to the corresponding period in the prior year was primarily due to the sale of our Business Solutions business, discrete benefits in the prior period not recurring in the current period, and our decision to suspend operations in Russia and Belarus. The sale of our Business Solutions business is included in our estimated annual effective rate, the ongoing effects of which are expected to continue throughout the year.

As of March 31, 2022, the total amount of tax contingency reserves was $317.9 million, including accrued interest and penalties, net of related items.

Earnings Per Share

During the three months ended March 31, 2022 and 2021, basic earnings per share were $0.75 and $0.44, respectively, and diluted earnings per share were $0.74 and $0.44, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2022 and 2021, there were 7.2 million and 1.4 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to options to purchase shares of Western Union stock and outstanding restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for the three months ended March 31, 2022 compared to the corresponding period in the prior year were positively impacted by the previously described factors impacting net income and a lower number of shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances under our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions. On August 4, 2021, we entered into an agreement to sell our Business Solutions business and completed the first closing on March 1, 2022. The operations of the Business Solutions business to be sold in the second closing continue to be included in Revenues and Operating income after the first closing. However, between the first and second closing, we will pay the Buyer a measure of the profits from these operations, adjusted for income taxes and other charges, and this expense is recognized in Other expense, net in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2022, we incurred $11.0 million and $7.7 million of exit costs associated with the suspension of our Russia and Belarus operations and the Business Solutions divestiture, respectively, which primarily related to severance and non-cash impairments of property and equipment, an operating lease right-of-use asset, and other intangible assets. While certain of the expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Consumer-to-Consumer	86%	87%
Business Solutions	8%	8%
Other	6%	5%
	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars and transactions in millions)	2022	2021	% Change
Revenues	$999.0	$1,050.9	(5)%
Operating income	$207.2	$206.1	1%
Operating income margin	21%	20%
Key indicator:
Consumer-to-Consumer transactions	69.7	73.0	(4)%

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

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows, including Digital Money Transfer transactions, is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Digital Money Transfer transactions for the three months ended March 31, 2022 and 2021. Where reported separately in the discussion below, Digital Money Transfer, and its subset westernunion.com, consist of 100% of the transactions conducted and funded through those respective channels.

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

	Three Months Ended March 31, 2022
	Revenue Growth / (Decline) as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth / (Decline)(a) - (Non- GAAP)	Transaction Growth / (Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	(1)%	0%	(1)%	(6)%
Europe and Russia/CIS ("EU & CIS")	(14)%	(4)%	(10)%	(7)%
Middle East, Africa, and South Asia ("MEASA")	2%	(1)%	3%	5%
Latin America and the Caribbean ("LACA")	2%	(3)%	5%	2%
East Asia and Oceania ("APAC")	(6)%	(3)%	(3)%	(13)%
Total Consumer-to-Consumer growth:	(5)%	(2)%	(3)%	(4)%

Digital Money Transfer(b)	5%	(1)%	6%	4%
westernunion.com(b)	4%	(1)%	5%	0%

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

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	39%	37%
EU & CIS	29%	33%
MEASA	17%	16%
LACA	9%	8%
APAC	6%	6%

Digital Money Transfer, which is included in the regional percentages above, represented approximately 25% and 23% of our Consumer-to-Consumer revenues for the three months ended March 31, 2022 and 2021, respectively.

Our consumers transferred $24.8 billion and $25.7 billion in Consumer-to-Consumer principal for the three months ended March 31, 2022 and 2021, of which $23.8 billion and $24.5 billion related to cross-border principal for the same corresponding periods described above, respectively. The decrease in principal and cross-border principal transferred during the three months ended March 31, 2022 compared to the corresponding periods in the prior year was primarily attributable to fluctuations in exchange rates between the United States dollar and foreign currencies and a decline in Consumer-to-Consumer retail transactions. Consumer-to-Consumer principal is the amount of consumer funds transferred to the designated recipient. Cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer principal and cross-border principal are metrics used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer-to-Consumer money transfer revenue and transactions decreased 5% and 4%, respectively, for the three months ended March 31, 2022 compared to the corresponding period in the prior year, primarily due to declines in our retail channel. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 2% for the three months ended March 31, 2022 compared to the corresponding period in the prior year.

In our Consumer-to-Consumer regions, the decrease in NA revenue for the three months ended March 31, 2022 compared to the corresponding period in the prior year was primarily due to decreases in transactions both sent and received within the United States. The EU & CIS region experienced transaction volume and revenue declines, including in France, Germany, and the United Kingdom. The MEASA region continued to benefit from growth in Digital Money Transfer, including white label partnerships. Revenue growth in Digital Money Transfer, which includes westernunion.com, was attributable to continued growth in digital transaction volumes. However, our revenues associated with Digital Money Transfer, including white label partnerships, will be negatively impacted by our suspension of operations in Russia and Belarus for the year ending December 31, 2022 and thereafter.

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

Operating Income

Consumer-to-Consumer operating income increased 1% for the three months ended March 31, 2022 compared to the corresponding period in the prior year primarily due to decreases in agent commissions, which generally vary with revenues, employee-related expenses, and information technology costs, partially offset by the decrease in revenues, as discussed above.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in millions)	2022	2021	% Change
Revenues	$89.1	$96.5	(8)%
Operating income	$27.5	$12.6	(a)
Operating income margin	31%	13%

(a)
Calculation not meaningful.

Revenues

Business Solutions revenue decreased 8% for the three months ended March 31, 2022 compared to the corresponding period in the prior year primarily due to the first closing of the sale of our Business Solutions business, which occurred on March 1, 2022, as described further above. Fluctuations in the exchange rates between the United States dollar and foreign currencies negatively impacted revenue by 3% for the three months ended March 31, 2022.

Operating Income

For the three months ended March 31, 2022, the increase in operating income and operating income margin when compared to the corresponding period in the prior year was primarily due to a reduction in depreciation and amortization expenses, including as a result of classifying our Business Solutions business as held for sale in August 2021, and decreases in employee-related expenses, including incentive compensation, associated with the Business Solutions divestiture, as discussed above.

Effective January 1, 2022, we stopped allocating corporate costs to our Business Solutions segment, given our agreement to sell this business.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services.

The following table sets forth Other results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in millions)	2022	2021	% Change
Revenues	$67.6	$62.6	8%
Operating income	$21.5	$14.1	52%
Operating income margin	32%	23%

Revenues

For the three months ended March 31, 2022 compared to the corresponding period in the prior year, Other revenues increased primarily due to transaction growth in our cash-based bill payments services offered at retail locations in Argentina, partially offset by the strengthening of the United States dollar against the Argentine peso.

Operating Income

Other operating income increased for the three months ended March 31, 2022 compared to the corresponding period in the prior year primarily due to the increase in revenues, as discussed above, partially offset by an increase in costs associated with strategic initiatives, including for the review of mergers, acquisitions, and divestitures.

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

Our future cash flows could be impacted by a variety of factors, some of which are out of our control. These factors include, but are not limited to, changes in economic conditions, especially those impacting migrant populations, changes in income tax laws or the status of income tax audits, including the resolution of outstanding tax matters, and the settlement or resolution of legal contingencies.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit

Facility. As of March 31, 2022, we had no outstanding borrowings on our Revolving Credit Facility and $100.0 million of outstanding borrowings on the commercial paper program.

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing, and manner by which cash is made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. We regularly evaluate our United States cash requirements, taking tax consequences and other factors into consideration, and also the potential uses of cash internationally to determine the appropriate level of dividend repatriations of our foreign source income.

Cash and Investment Securities

As of March 31, 2022 and December 31, 2021, we had Cash and cash equivalents of $1,348.9 million and $1,246.0 million, which includes $53.1 million and $37.7 million related to Business Solutions, respectively. As described in Part I, Item 1, Financial Statements, Note 4, Assets Held for Sale and Related Divestiture, we collected the entirety of the cash consideration related to the sale of our Business Solutions business, subject to regulatory approval and other closing conditions. We invested a portion of these proceeds temporarily in a reverse repurchase agreement, as discussed in Part 1, Item 1, Financial Statements, Note 5, Fair Value Measurements. We believe that the longer-term use of the Business Solutions proceeds will be consistent with our objective to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings, as further described below. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Condensed Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,402.2 million and $1,398.9 million as of March 31, 2022 and December 31, 2021, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2022, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $200.0 million during the three months ended March 31, 2022, from $175.8 million in the corresponding period in the prior year. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

On December 18, 2018, we entered into an amended and restated term loan facility providing for up to $950.0 million in borrowings and extending the final maturity of the facility to January 2024 (the "Term Loan Facility"). In the first quarter of 2021, we repaid $650.0 million of the Term Loan Facility. On January 4, 2022, we repaid all remaining borrowings owed under the Term Loan Facility for total consideration of $300.0 million, using proceeds from our commercial paper and cash, including cash generated from operations. We are no longer able to borrow money under this facility.

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

As of March 31, 2022, we have outstanding borrowings at par value of $2,550.0 million. The substantial majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2023 to 2040.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of March 31, 2022, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $100.0 million of commercial paper borrowings outstanding as of March 31, 2022. Our commercial paper borrowings as of March 31, 2022 had a weighted-average annual interest rate of approximately 0.7% and a weighted-average term of approximately 1 day. During the three months ended March 31, 2022, the average commercial paper balance outstanding was $263.5 million, and the maximum balance outstanding was $725.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, and our Revolving Credit Facility available to support the needs of our business.

Our ability to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt and tax obligations will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify acquisitions that align with our long-term strategy. For additional information, please refer to Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10‑K for the year ended December 31, 2021.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $29.8 million and $96.9 million for the three months ended March 31, 2022 and 2021, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure and purchased and developed software.

Share Repurchases and Dividends

During the three months ended March 31, 2022 and 2021, 8.1 million and 3.1 million shares were repurchased for $150.0 million and $75.0 million, respectively, excluding commissions, at an average cost of $18.46 and $24.24, respectively, under the share repurchase authorizations approved by our Board of Directors, including one which expired on December 31, 2021. On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. As of March 31, 2022, $850.0 million remained available under this share repurchase program.

Our Board of Directors declared a quarterly cash dividend of $0.235 per common share in the first quarter of 2022, representing $91.7 million in total dividends.

Material Cash Requirements

Debt Service Requirements

Our 2022 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes is in 2023.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $541 million remained as of March 31, 2022. We have elected to pay this liability in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in the Capital Resources and Liquidity discussion located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2021. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Operating Leases

We lease real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Leases, in our Annual Report on Form 10-K for the year ended December 31, 2021 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $330 million in outstanding letters of credit and bank guarantees as of March 31, 2022 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of March 31, 2022, our total amount of unrecognized income tax benefits was $373.1 million, including associated interest and penalties. The timing of related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2021, for which there were no material changes, included:

•
Income taxes, including income tax contingencies
•
Derivative financial instruments
•
Goodwill
•
Other intangible assets
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

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and, to a lesser degree, the Canadian dollar, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. The significant majority of our Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In certain countries, this business also writes foreign currency forward and option contracts for our customers to facilitate future payments. The majority of these derivative contracts have a duration at inception of less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with Convera through the end of the second closing of the Business Solutions divestiture.

As of March 31, 2022, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $20 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of March 31, 2022 of approximately $3.1 billion. Approximately $1.9 billion of these assets bear interest at floating rates. Our interest-bearing assets primarily include cash in banks, money market instruments, state and municipal variable-rate securities, and a reverse repurchase agreement and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents, Settlement assets, and Other assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of March 31, 2022, there were $100.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of March 31, 2022, our weighted-average effective rate on total borrowings was approximately 3.7%. For further detail on our variable rate borrowings, see risk factor “We have substantial debt and other obligations that could restrict our operations” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10‑K for the year ended December 31, 2021.

At March 31, 2022, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $1 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2022 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $19 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2022, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2022, the related condensed consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three months ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 24, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Denver, Colorado
April 28, 2022

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 6, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2022:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
January 1 - 31	24,142	$18.66	—	$—
February 1 - 28	2,472,212	$19.53	2,049,163	$960.0
March 1 - 31	6,083,632	$18.10	6,077,795	$850.0
Total	8,579,986	$18.51	8,126,958

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024, of which $850.0 million remained available as of March 31, 2022. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Mutual Separation Agreement and Release dated February 25, 2022 between Michelle Swanback and Western Union LLC*

10.2	Offer Letter dated August 30, 2021, between Gabriella Fitzgerald and the Company.*

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: April 28, 2022	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2022	By:	/s/ Raj Agrawal
Raj Agrawal
Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2022	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)