Form 10-Q
period 2022-06-30
Western Union CO
filed 2022-08-03
CIK 1365135

it

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 29, 2022, 385,754,381 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$1,138.3	$1,289.7	$2,294.0	$2,499.7
Expenses:
Cost of services	653.0	755.0	1,308.1	1,461.0
Selling, general, and administrative	221.3	279.8	484.4	551.0
Total expenses	874.3	1,034.8	1,792.5	2,012.0
Operating income	264.0	254.9	501.5	487.7
Other income/(expense):
Gain on divestiture of business (Note 4)	—	—	151.4	—
Interest income	1.8	0.3	2.4	0.7
Interest expense	(24.8)	(25.6)	(49.6)	(54.0)
Other income/(expense), net	(4.8)	30.5	(7.3)	28.6
Total other income/(expense), net	(27.8)	5.2	96.9	(24.7)
Income before income taxes	236.2	260.1	598.4	463.0
Provision for income taxes	42.2	37.6	111.1	58.7
Net income	$194.0	$222.5	$487.3	$404.3
Earnings per share:
Basic	$0.50	$0.54	$1.25	$0.98
Diluted	$0.50	$0.54	$1.25	$0.98
Weighted-average shares outstanding:
Basic	386.7	409.3	389.9	410.5
Diluted	387.6	411.5	391.0	412.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$194.0	$222.5	$487.3	$404.3
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized gains/(losses) on investment securities	(23.7)	2.2	(75.3)	(10.8)
Unrealized gains/(losses) on hedging activities	23.1	(2.7)	28.4	26.2
Foreign currency translation adjustments	—	—	(17.8)	—
Defined benefit pension plan adjustments	—	2.3	—	4.8
Total other comprehensive income/(loss)	(0.6)	1.8	(64.7)	20.2
Comprehensive income	$193.4	$224.3	$422.6	$424.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$1,201.9	$1,208.3
Settlement assets	3,106.6	2,843.5
Property and equipment, net of accumulated depreciation of $649.1 and $650.4, respectively	115.6	129.4
Goodwill	2,034.6	2,034.6
Other intangible assets, net of accumulated amortization of $727.9 and $731.8, respectively	446.1	417.1
Other assets (Note 5)	1,193.6	737.7
Assets held for sale (Note 4)	688.9	1,452.9
Total assets	$8,787.3	$8,823.5
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$411.5	$450.2
Settlement obligations	3,106.6	2,843.5
Income taxes payable	851.6	870.7
Deferred tax liability, net	169.6	203.8
Borrowings	2,695.3	3,008.4
Other liabilities (Note 4)	679.5	269.4
Liabilities associated with assets held for sale (Note 4)	424.9	821.9
Total liabilities	8,339.0	8,467.9

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 386.1 shares and 393.8 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3.9	3.9
Capital surplus	973.3	941.0
Accumulated deficit	(412.1)	(537.2)
Accumulated other comprehensive loss	(116.8)	(52.1)
Total stockholders' equity	448.3	355.6
Total liabilities and stockholders' equity	$8,787.3	$8,823.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$487.3	$404.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.6	26.0
Amortization	70.1	83.0
Gain on divestiture of business, excluding transaction costs (Note 4)	(155.8)	—
Gain on the sale of noncontrolling interest in a private company (Note 4)	—	(47.9)
Other non-cash items, net	32.8	80.1
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(131.2)	(84.5)
Accounts payable and accrued liabilities	19.6	(29.8)
Income taxes payable	(20.5)	(66.5)
Other liabilities	(18.1)	(15.2)
Net cash provided by operating activities	306.8	349.5
Cash flows from investing activities
Payments for capitalized contract costs	(26.3)	(82.2)
Payments for internal use software	(42.7)	(45.2)
Purchases of property and equipment	(15.3)	(17.9)
Purchases of settlement investments	(495.3)	(270.5)
Proceeds from the sale of settlement investments	290.2	539.6
Maturities of settlement investments	84.4	130.9
Proceeds from the sale of noncontrolling interest in a private company (Note 4)	—	50.9
Purchase of noncontrolling interest in stc Bank (Note 4)	—	(200.0)
Purchases of non-settlement investments	(400.0)	—
Proceeds from divestiture, net of cash divested (Note 4)	896.4	—
Other investing activities	0.9	(2.9)
Net cash provided by investing activities	292.3	102.7
Cash flows from financing activities
Cash dividends and dividend equivalents paid	(184.8)	(193.5)
Common stock repurchased (Note 9)	(185.5)	(160.5)
Net proceeds from/(repayments of) commercial paper	(15.0)	185.0
Net proceeds from issuance of borrowings	—	891.7
Principal payments on borrowings	(300.0)	(1,150.0)
Make-whole premium on early extinguishment of debt	—	(14.3)
Proceeds from exercise of options	9.4	11.6
Net change in settlement obligations	(112.1)	(93.1)
Other financing activities	—	4.0
Net cash used in financing activities	(788.0)	(519.1)
Net change in cash and cash equivalents, including settlement, and restricted cash	(188.9)	(66.9)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,110.9	2,143.1
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,922.0	$2,076.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	June 30,
	2022	2021
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,201.9	$1,061.4
Settlement cash and cash equivalents (Note 8)	602.7	1,002.6
Restricted cash in Other assets	40.4	12.2
Cash and cash equivalents included in Assets held for sale (Note 4)	77.0	—
Cash and cash equivalents, including settlement, and restricted cash	$1,922.0	$2,076.2
	Six Months Ended
	June 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$47.6	$52.0
Income taxes paid	$148.9	$123.9
Internal use software capitalized but not yet paid	$—	$23.0
Accrued and unpaid capitalized contract costs	$39.8	$—

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2021	393.8	$3.9	$941.0	$(537.2)	$(52.1)	$355.6
Net income	—	—	—	293.3	—	293.3
Stock-based compensation	—	—	10.7	—	—	10.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(92.6)	—	(92.6)
Repurchase and retirement of common shares	(8.6)	(0.1)	—	(158.9)	—	(159.0)
Shares issued under stock-based compensation plans	1.9	0.1	8.8	—	—	8.9
Other comprehensive loss (Note 9)	—	—	—	—	(64.1)	(64.1)
Balance, March 31, 2022	387.1	3.9	960.5	(495.4)	(116.2)	352.8
Net income	—	—	—	194.0	—	194.0
Stock-based compensation	—	—	12.3	—	—	12.3
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(89.6)	—	(89.6)
Repurchase and retirement of common shares	(1.1)	—	—	(21.1)	—	(21.1)
Shares issued under stock-based compensation plans	0.1	—	0.5	—	—	0.5
Other comprehensive loss (Note 9)	—	—	—	—	(0.6)	(0.6)
Balance, June 30, 2022	386.1	$3.9	$973.3	$(412.1)	$(116.8)	$448.3

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2020	411.2	$4.1	$885.1	$(543.1)	$(159.5)	$186.6
Net income	—	—	—	181.8	—	181.8
Stock-based compensation	—	—	10.8	—	—	10.8
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(97.9)	—	(97.9)
Repurchase and retirement of common shares	(3.7)	—	—	(89.0)	—	(89.0)
Shares issued under stock-based compensation plans	2.3	—	8.1	—	—	8.1
Other comprehensive income (Note 9)	—	—	—	—	18.4	18.4
Balance, March 31, 2021	409.8	4.1	904.0	(548.2)	(141.1)	218.8
Net income	—	—	—	222.5	—	222.5
Stock-based compensation	—	—	12.0	—	—	12.0
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(97.0)	—	(97.0)
Repurchase and retirement of common shares	(3.0)	—	—	(75.3)	—	(75.3)
Shares issued under stock-based compensation plans	0.2	—	3.5	—	—	3.5
Other comprehensive income (Note 9)	—	—	—	—	1.8	1.8
Balance, June 30, 2021	407.0	$4.1	$919.5	$(498.0)	$(139.3)	$286.3

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
•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. The majority of the Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022, with the second expected in the fourth quarter of 2022. See Note 4 for further information regarding this transaction.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of June 30, 2022 and December 31, 2021 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2022 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the effects of the changes in presentation of these cash flows, compared to the previously reported Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30, 2021
	As Previously
	Reported(a)	Revisions	As Revised
Net cash provided by/(used in):
Operating activities	$349.5	$—	$349.5
Investing activities(b)	(297.3)	400.0	102.7
Financing activities(c)	(426.0)	(93.1)	(519.1)
Net change in cash and cash equivalents, including settlement, and restricted cash	$(373.8)	$306.9	$(66.9)

(a)
As reported in the Company's Form 10-Q filed with the Securities Exchange Commission on August 4, 2021.
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

The Company recognized $1,080.5 million and $1,239.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2,184.1 million and $2,405.4 million for the six months ended June 30, 2022 and 2021, respectively, in revenues from contracts with customers. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations, and the Company has immaterial contract liability balances, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of the periods presented, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to- Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payment and other services are not included in the Company’s segments and are reported as Other. See Note 14 for further information on the Company’s segments. On August 4, 2021,

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022, with the second expected in the fourth quarter of 2022. See Note 4 for further information regarding this transaction.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Management has determined that the substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and six months ended June 30, 2022 and 2021 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended June 30, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services(b)	Bill Payments	Services	Total
Regions:
North America	$406.5	$—	$18.0	$14.4	$438.9
Europe and CIS	273.1	20.7	5.6	—	299.4
Middle East, Africa, and South Asia	158.9	—	0.1	—	159.0
Latin America and the Caribbean	94.1	—	27.3	2.4	123.8
East Asia and Oceania	59.2	—	0.2	—	59.4
Revenues from contracts with customers	$991.8	$20.7	$51.2	$16.8	$1,080.5
Other revenues (a)	35.1	15.0	1.5	6.2	57.8
Total revenues	$1,026.9	$35.7	$52.7	$23.0	$1,138.3

	Six Months Ended June 30, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services(b)	Bill Payments	Services	Total
Regions:
North America	$787.7	$17.9	$35.5	$28.6	$869.7
Europe and Russia/CIS	556.9	54.4	9.1	0.1	620.5
Middle East, Africa, and South Asia	321.2	0.4	0.2	—	321.8
Latin America and the Caribbean	182.2	0.5	51.4	4.4	238.5
East Asia and Oceania	120.6	12.5	0.5	—	133.6
Revenues from contracts with customers	$1,968.6	$85.7	$96.7	$33.1	$2,184.1
Other revenues (a)	57.3	39.1	2.4	11.1	109.9
Total revenues	$2,025.9	$124.8	$99.1	$44.2	$2,294.0

	Three Months Ended June 30, 2021
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services	Bill Payments	Services	Total
Regions:
North America	$417.7	$23.5	$18.0	$14.3	$473.5
Europe and Russia/CIS	364.1	33.7	1.1	0.2	399.1
Middle East, Africa, and South Asia	166.7	0.5	0.1	—	167.3
Latin America and the Caribbean	92.5	0.8	18.9	2.1	114.3
East Asia and Oceania	68.1	16.6	0.2	—	84.9
Revenues from contracts with customers	$1,109.1	$75.1	$38.3	$16.6	$1,239.1
Other revenues (a)	18.0	24.2	3.4	5.0	50.6
Total revenues	$1,127.1	$99.3	$41.7	$21.6	$1,289.7

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
(b)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and the Baupost Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022. See Note 4 for more information.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding restricted stock units and options to purchase shares of Western Union stock, as the assumed proceeds of the restricted stock and options per unit were above the Company’s average share price during the periods and their effect was anti-dilutive were 8.6 million and 1.4 million for the three months ended June 30, 2022 and 2021, respectively, and 7.9 million and 1.4 million for the six months ended June 30, 2022 and 2021, respectively.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic weighted-average shares outstanding	386.7	409.3	389.9	410.5
Common stock equivalents	0.9	2.2	1.1	2.4
Diluted weighted-average shares outstanding	387.6	411.5	391.0	412.9

4. Divestitures and Investment Activities

Assets Held for Sale and Related Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the “Buyer”) for cash consideration of $910.0 million. The sale will be completed in two closings, the first of which occurred on March 1, 2022 with the entirety of the cash consideration

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

collected at that time and allocated to the closings on a relative fair value basis. The first closing excluded the operations in the European Union and the United Kingdom and resulted in a gain of $151.4 million. In connection with the first closing, the Company reclassified $17.8 million of currency translation gains previously included within Accumulated other comprehensive loss (“AOCL”) as a component of Gain on divestiture of business in the Condensed Consolidated Statements of Income. As of June 30, 2022, the Company has agreed to and paid final working capital adjustments to the Buyer and has classified the proceeds allocated to the European Union and United Kingdom operations of approximately $390 million within Other liabilities in the Condensed Consolidated Balance Sheets. The second closing is currently expected in the fourth quarter of 2022, pending required regulatory approvals, at which time the remainder of the gain will be recognized, subject to regulatory capital adjustments. During the period between the closings, the Company will pay to the Buyer a measure of profit of the European Union and United Kingdom operations, adjusted for the occupancy charges for employees of the Buyer using Company facilities and other items, as contractually agreed, which was $8.1 million and $10.9 million for the three and six months ended June 30, 2022, respectively, and was included in Other income/(expense), net in the Condensed Consolidated Statements of Income. The related income tax expense on this income is also passed to the Buyer.

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

Business Solutions revenues included in the Condensed Consolidated Statements of Income were $35.7 million and $99.3 million and direct operating expenses, which exclude corporate allocations, were $27.8 million and $85.1 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, Business Solutions revenues were $124.8 million and $195.8 million, respectively, and direct operating expenses, excluding corporate allocations were $90.4 million and $166.9 million, respectively. For the three and six months ended June 30, 2022, divestiture costs directly associated with this transaction were $0.8 million and $4.0 million, respectively.

The following table reflects the assets held for sale and associated liabilities of the Business Solutions business in the accompanying Condensed Consolidated Balance Sheets (in millions). These balances are subject to regulatory capital and other requirements which will be finalized upon the second close.

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$77.0	$37.7
Settlement assets	196.9	566.0
Property and equipment, net of accumulated depreciation of $2.5 and $19.3	2.0	6.3
Goodwill	229.2	532.0
Other intangible assets, net of accumulated amortization of $78.2 and $360.2	9.8	50.4
Other assets	174.0	260.5
Total assets	$688.9	$1,452.9

Accounts payable and accrued liabilities	$71.7	$61.6
Settlement obligations	196.9	566.0
Other liabilities	156.3	194.3
Total liabilities	$424.9	$821.9

Investment Activities

The Company entered into an agreement in November 2020, which was subsequently amended, to acquire an ownership interest in stc Bank (formerly Saudi Digital Payments Company), a subsidiary of Saudi Telecom Company and

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

one of the Company’s Consumer-to-Consumer digital white label partners. Under the terms of the amended agreement, the Company agreed to invest $200.0 million for a 15% ownership in stc Bank (“Investment”), and this transaction closed in October 2021. In conjunction with the Investment, the Company and stc Bank extended and expanded the terms of their commercial agreement. The Company assigned a value of $36.0 million to certain rights under the commercial agreement that are included in Other assets in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 and are being amortized over the life of the agreement. The Company is measuring the Investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments in stc Bank.

In April 2021, the Company sold a substantial majority of the noncontrolling interest it held in a private company for cash proceeds of $50.9 million. The Company recorded a gain of $47.9 million within Other income/(expense), net, during the three and six months ended June 30, 2021. The Company retains an immaterial equity interest in this private company.

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

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by balance sheet line item (in millions):

	Fair Value Measurement Using		Total
June 30, 2022	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$6.6	$—	$6.6
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,256.0	1,256.0
State and municipal variable-rate demand notes	—	89.8	89.8
Corporate debt securities	—	57.5	57.5
United States government agency mortgage-backed securities	—	19.0	19.0
Other assets:
Derivatives	—	214.8	214.8
Total assets	$6.6	$1,637.1	$1,643.7
Liabilities:
Other liabilities:
Derivatives	$—	$156.5	$156.5
Total liabilities	$—	$156.5	$156.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Fair Value Measurement Using		Total
December 31, 2021	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$7.9	$—	$7.9
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,219.9	1,219.9
State and municipal variable-rate demand notes	—	84.8	84.8
Corporate and other debt securities	—	57.8	57.8
United States government agency mortgage-backed securities	—	36.4	36.4
Other assets:
Derivatives	—	247.7	247.7
Total assets	$7.9	$1,646.6	$1,654.5
Liabilities:
Other liabilities:
Derivatives	$—	$183.8	$183.8
Total liabilities	$—	$183.8	$183.8

There were no material, non-recurring fair value adjustments other than approximately $9 million of property and equipment, operating lease right-of-use asset, and other intangible asset impairments associated with the Company's suspension of its operations in Russia and Belarus and the first closing of its Business Solutions divestiture in the six months ended June 30, 2022, as discussed further in Note 14. There were no material, non-recurring fair value adjustments in the three and six months ended June 30, 2021 or transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2022 and 2021.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of June 30, 2022, the carrying value and fair value of the Company’s borrowings were $2,695.3 million and $2,565.8 million, respectively (see Note 11). As of December 31, 2021, the carrying value and fair value of the Company’s borrowings were $3,008.4 million and $3,217.2 million, respectively.

During the six months ended June 30, 2022, the Company entered into reverse repurchase agreements, a form of secured lending, with broker-dealer affiliates of large U.S. banks, using a portion of the proceeds from the sale of the Company's Business Solutions business. These agreements require the counterparties to pledge marketable securities with a value greater than the amount of cash transferred as collateral, which is held and valued by a third-party custodial bank. These investments generate interest income through the date of repurchase, at which point the purchase price together with the interest due will be paid back to the Company. The Company carries these investments at amortized cost, and as of June 30, 2022, the carrying value of these investments, as reported in Other assets in the Company's Condensed Consolidated Balance Sheets, was $400.0 million, which approximates fair value due to the creditworthiness of the counterparties, the value of the collateral, and the investments' short-term nature and variable interest rate.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $340 million in outstanding letters of credit and bank guarantees as of June 30, 2022, which were primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. The Company expects to renew most of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of June 30, 2022. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

Legal Matters

In October 2015, Consumidores Financieros Asociación Civil para su Defensa, an Argentinian consumer association, filed a purported class action lawsuit in Argentina’s National Commercial Court No. 19 against the Company’s subsidiary Western Union Financial Services Argentina S.R.L. (“WUFSA”). The lawsuit alleges, among other things, that WUFSA’s fees for money transfers sent from Argentina are excessive and that WUFSA does not provide consumers with adequate information about foreign exchange rates. The plaintiff is seeking, among other things, an order requiring WUFSA to reimburse consumers for the fees they paid and the foreign exchange revenue associated with money transfers sent from Argentina, plus punitive damages. The complaint does not specify a monetary value of the claim or a time period. In November 2015, the Court declared the complaint formally admissible as a class action. The notice of claim was served on WUFSA in May 2016, and in June 2016 WUFSA filed a response to the claim and moved to dismiss it on statute of limitations and standing grounds. In April 2017, the Court deferred ruling on the motion until later in the proceedings. The process for notifying potential class members has been completed, and the case is in the evidentiary stage. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter. WUFSA intends to defend itself vigorously.

In April 2019, certain family members of Quinn Schansman filed a complaint seeking damages and other relief against a number of financial institutions, including The Western Union Company and Western Union Financial Services, Inc., in the United States District Court for the Southern District of New York, alleging that the defendants violated the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

United States Anti-Terrorism Act. The operative complaint alleges that the defendants provided funding to a terrorist organization by processing money transfers to groups or individuals associated with the Donetsk People’s Republic (“DPR”), a pro-Russian separatist group in eastern Ukraine. The complaint alleges that DPR downed Malaysian Airlines Flight 17, on which Mr. Schansman was a passenger. On September 30, 2021, the Court denied the defendants’ motion to dismiss the operative complaint. On May 23, 2022, Plaintiffs filed a letter motion to dismiss with prejudice all claims against The Western Union Company and Western Union Financial Services, Inc., which the Court granted on June 23, 2022. The Schansman family and the Company have agreed to a resolution of this matter which did not have a material impact on the Company.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2022 and 2021 totaled $12.8 million and $14.0 million, respectively, and $24.3 million and $27.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

June 30, 2022
Settlement assets:
Cash and cash equivalents	$602.7
Receivables from agents, Business Solutions customers, and others	1,297.2
Less: Allowance for credit losses	(18.6)
Receivables from agents, Business Solutions customers, and others, net	1,278.6
Investment securities	1,422.3
Less: Allowance for credit losses	(0.1)
Investment securities, net	1,422.2
Total settlement assets (a)	$3,303.5
Settlement obligations:
Money transfer, money order, and payment service payables	$2,564.4
Payables to agents	739.1
Total settlement obligations (a)	$3,303.5

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

(a)
Settlement assets and Settlement obligations include Assets held for sale and Liabilities associated with assets held for sale of $196.9 million and $566.0 million as of June 30, 2022 and December 31, 2021, respectively (see Note 4).

Allowance for Credit Losses

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,253.2 million and $1,125.9 million as of June 30, 2022 and December 31, 2021, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $25.4 million and $49.2 million as of June 30, 2022 and December 31, 2021, respectively. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days. To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of June 30, 2022.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2022	$18.0	$5.7
Current period provision for expected credit losses (a)	1.9	0.4
Write-offs charged against the allowance	(3.1)	(0.4)
Recoveries of amounts previously written off	1.7	—
Impacts of foreign currency exchange rates, divestitures, and other	(0.1)	(4.2)
Allowance for credit losses as of March 31, 2022	18.4	1.5
Current period provision for expected credit losses (a)	1.8	2.1
Write-offs charged against the allowance	(1.3)	(1.4)
Recoveries of amounts previously written off	1.0	—
Impacts of foreign currency exchange rates and other	(3.0)	(0.5)
Allowance for credit losses as of June 30, 2022	$16.9	$1.7

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2021	$49.3	$3.9
Current period provision for expected credit losses (a)	2.3	1.5
Write-offs charged against the allowance	(3.3)	(0.4)
Recoveries of amounts previously written off	1.9	—
Impacts of foreign currency exchange rates and other	(0.5)	(0.1)
Allowance for credit losses as of March 31, 2021	49.7	4.9
Current period provision for expected credit losses (a)	3.2	1.9
Write-offs charged against the allowance	(34.4)	(0.4)
Recoveries of amounts previously written off	0.6	—
Impacts of foreign currency exchange rates and other	(0.6)	(0.1)
Allowance for credit losses as of June 30, 2021	$18.5	$6.3

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. The Company recognized losses that were not credit-related of $10.0 million and $7.7 million for the three months ended March 31, 2022 and June 30, 2022, respectively, and $13.7 million and $14.5 million for the three months ended March 31, 2021 and June 30, 2021, respectively.

In addition, from time to time, the Company makes advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, amounts advanced to agents were $151.1 million and $146.9 million, respectively, and the related allowances for credit losses were immaterial.

Investment Securities

Investment securities included in Settlement assets in the Company’s Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. Variable-rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week but have varying maturities through 2052. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. Investment securities are exposed to market risk due to changes in interest rates and credit risk. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable regulatory requirements.

The Company’s investment securities are classified as available-for-sale and recorded at fair value. Western Union regularly monitors credit risk and attempts to mitigate its exposure by investing in highly-rated securities and through investment diversification.

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security, or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity and are limited to the difference between fair value and the amortized cost basis. The Company’s provision for credit losses on its available-for-sale securities during the three and

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

six months ended June 30, 2022 and 2021 and the related allowance for credit losses as of June 30, 2022 and December 31, 2021 were immaterial.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
June 30, 2022	Cost	Value	Gains	Losses (b)	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$6.6	$6.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,305.7	1,256.0	1.9	(51.6)	(49.7)
State and municipal variable-rate demand notes	89.8	89.8	—	—	—
Corporate debt securities	61.9	57.5	—	(4.4)	(4.4)
United States government agency mortgage-backed securities	19.4	19.0	—	(0.4)	(0.4)
Total available-for-sale securities	1,476.8	1,422.3	1.9	(56.4)	(54.5)
Total investment securities	$1,483.4	$1,428.9	$1.9	$(56.4)	$(54.5)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2021	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$7.9	$7.9	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,182.6	1,219.9	39.8	(2.5)	37.3
State and municipal variable-rate demand notes	84.8	84.8	—	—	—
Corporate and other debt securities	58.1	57.8	0.2	(0.5)	(0.3)
United States government agency mortgage- backed securities	35.6	36.4	0.8	—	0.8
Total available-for-sale securities	1,361.1	1,398.9	40.8	(3.0)	37.8
Total investment securities	$1,369.0	$1,406.8	$40.8	$(3.0)	$37.8

(a)
The substantial majority of these securities are fixed-rate instruments.
(b)
As of June 30, 2022, the Company held 390 investment securities that were in an unrealized loss position, 387 of which have a total fair value of $1,001.5 million and unrealized losses of $55.5 million and have been in a loss position for less than twelve months and three of which have a total fair value of $7.1 million and unrealized losses of $0.9 million and have been in a loss position for greater than twelve months. As discussed above, the Company's provision for credit losses on its investment securities for the three and six months ended June 30, 2022 and the related allowance for credit losses as of June 30, 2022 were immaterial, as the increase in unrealized losses was driven by a rise in U.S. Treasury interest rates over the six months ended June 30, 2022. The Company does not intend to sell these securities and does not expect it will be required to sell these securities prior to recovering their amortized cost basis.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of June 30, 2022 (in millions):

Fair Value
Due within 1 year	$146.6
Due after 1 year through 5 years	581.7
Due after 5 years through 10 years	529.2
Due after 10 years	164.8
Total	$1,422.3

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $25.0 million and $64.8 million are included in the "Due after 5 years through 10 years" and "Due after 10 years" categories, respectively, in the table above.

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

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
Income for the period (in millions)	Location	2022	2021	2022	2021
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$—	$(0.1)	$(0.1)	$(0.2)
Total reclassification adjustments related to investment securities, net of tax		—	(0.1)	(0.1)	(0.2)
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	13.9	(3.3)	14.9	(9.4)
Interest rate contracts	Interest expense	—	(0.2)	(0.1)	(0.4)
Interest rate contracts	Other income/(expense), net	—	—	—	0.7
Total reclassification adjustments related to cash flow hedges, net of tax		13.9	(3.5)	14.8	(9.1)
Foreign currency translation adjustments:
Foreign currency translation	Gain on divestiture of business	—	—	17.8	—
Total reclassification adjustments related to foreign currency translation adjustments, net of tax		—	—	17.8	—
Amortization of components of defined benefit plans:
Actuarial loss	Other income/(expense), net	—	(3.0)	—	(6.1)
Income tax benefit	Provision for income taxes	—	0.7	—	1.3
Total reclassification adjustments related to defined benefit plans, net of tax		—	(2.3)	—	(4.8)
Total reclassifications, net of tax		$13.9	$(5.9)	$32.5	$(14.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2021	$30.4	$18.7	$(101.2)	$(52.1)
Unrealized gains/(losses)	(63.6)	6.2	—	(57.4)
Tax benefit	11.9	—	—	11.9
Amounts reclassified from AOCL into earnings, net of tax	0.1	(0.9)	(17.8)	(18.6)
As of March 31, 2022	(21.2)	24.0	(119.0)	(116.2)
Unrealized gains/(losses)	(28.7)	37.3	—	8.6
Tax benefit/(expense)	5.0	(0.3)	—	4.7
Amounts reclassified from AOCL into earnings, net of tax	—	(13.9)	—	(13.9)
As of June 30, 2022	$(44.9)	$47.1	$(119.0)	$(116.8)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)
Unrealized gains/(losses)	(16.0)	24.2	—	—	8.2
Tax benefit/(expense)	2.9	(0.9)	—	—	2.0
Amounts reclassified from AOCL into earnings, net of tax	0.1	5.6	—	2.5	8.2
As of March 31, 2021	45.3	(1.6)	(101.2)	(83.6)	(141.1)
Unrealized gains/(losses)	2.3	(6.2)	—	—	(3.9)
Tax expense	(0.2)	—	—	—	(0.2)
Amounts reclassified from AOCL into earnings, net of tax	0.1	3.5	—	2.3	5.9
As of June 30, 2021	$47.5	$(4.3)	$(101.2)	$(81.3)	$(139.3)

On July 22, 2021, the Company’s Board of Directors approved a plan to terminate and settle the Company’s frozen defined benefit pension plan. In the fourth quarter of 2021, the Company settled its defined benefit pension plan. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Employee Benefit Plans, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for details on the termination and settlement of the Company's frozen defined benefit pension plan.

Cash Dividends Paid

The Company's Board of Directors declared quarterly cash dividends of $0.235 per common share in both the first and second quarters of 2022 and 2021, representing $182.5 million and $192.5 million in total dividends, respectively. $90.8 million was paid on June 30, 2022, $91.7 million was paid on March 31, 2022, $95.9 million was paid on June 30, 2021, and $96.6 million was paid on March 31, 2021. On July 19, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on September 30, 2022.

Share Repurchases

During the six months ended June 30, 2022 and 2021, 9.2 million and 6.1 million shares were repurchased for $171.0 million and $150.0 million, respectively, excluding commissions, at an average cost of $18.52 and $24.42, respectively,

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

under the share repurchase authorizations approved by the Company's Board of Directors, including one which expired on December 31, 2021. On February 10, 2022, the Company's Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. As of June 30, 2022, $829.0 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2022, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2022 and December 31, 2021 were as follows (in millions):

June 30, 2022
Contracts designated as hedges:
Euro	$399.7
Canadian dollar	128.8
Australian dollar	55.3
Swiss franc	45.0
British pound	38.0
Swedish krona	30.4
Japanese yen	26.3
Other (a)	—
Contracts not designated as hedges:
Euro	$550.8
British pound	157.2
Canadian dollar	89.8
Mexican peso	78.0
Indian rupee	52.8
Australian dollar	48.8
Chinese yuan	34.0
Swedish krona	34.0
Brazilian real	30.2
Other (a)	192.7

December 31, 2021
Contracts designated as hedges:
Euro	$399.9
Canadian dollar	134.0
Australian dollar	58.4
Swiss franc	45.9
British pound	43.8
Swedish krona	30.7
Japanese yen	30.4
Other (a)	0.9
Contracts not designated as hedges:
Euro	$755.7
British pound	148.1
Canadian dollar	144.2
Australian dollar	98.1
Mexican peso	96.3
Philippine peso	76.2
Indian rupee	63.4
Japanese yen	46.0
Russian ruble	44.4
Chinese yuan	31.6
New Zealand dollar	26.6
Swiss franc	25.1
Swedish krona	25.1
Other (a)	132.7

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC and completed the first closing on March 1, 2022. See Note 4 for further information regarding this transaction. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with Convera through the end of the second closing of the Business Solutions divestiture. The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions included in Revenues in the Company’s Condensed Consolidated Statements of Income were $33.6 million and $87.4 million for the three months ended June 30, 2022 and 2021, respectively, and $112.2 million and $171.9 million for the six months ended June 30, 2022 and 2021, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the majority of these derivative contracts have a duration at inception of less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $5.0 billion and $8.0 billion as of June 30, 2022 and December 31, 2021, respectively. The significant majority of customer contracts are written in the following currencies: the United States dollar, euro, and the British pound.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2022	2021	Location	2022	2021
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$56.7	$30.6	Other liabilities	$0.2	$2.6
Total derivatives designated as hedges		$56.7	$30.6		$0.2	$2.6
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Other assets	$152.3	$213.1	Other liabilities	$152.8	$174.1
Foreign currency	Other assets	5.8	4.0	Other liabilities	3.5	7.1
Total derivatives not designated as hedges		$158.1	$217.1		$156.3	$181.2
Total derivatives		$214.8	$247.7		$156.5	$183.8

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2022 and December 31, 2021 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset in	Presented in	Not Offset in
	Amounts of	the Condensed	the Condensed	the Condensed
	Recognized	Consolidated	Consolidated	Consolidated	Net
June 30, 2022	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$126.8	$—	$126.8	$(67.0)	$59.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	88.0
Total	$214.8

December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$163.9	$—	$163.9	$(92.4)	$71.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	83.8
Total	$247.7

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset in	Presented in	Not Offset in
	Amounts of	the Condensed	the Condensed	the Condensed
	Recognized	Consolidated	Consolidated	Consolidated	Net
June 30, 2022	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$113.9	$—	$113.9	$(67.0)	$46.9
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	42.6
Total	$156.5

December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$109.6	$—	$109.6	$(92.4)	$17.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.2
Total	$183.8

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

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency derivatives (a)	$37.3	$(6.2)	$43.5	$14.7
Interest rate derivatives	—	—	—	3.3

(a)
Losses of $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $4.9 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,
	2022		2021
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,138.3	$(24.8)	$1,289.7	$(25.6)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	13.9	—	(3.3)	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.4	—	1.6	—
Interest rate derivatives:
Losses reclassified from AOCL into earnings	—	—	—	(0.2)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2022		2021
	Revenues	Interest Expense	Revenues	Interest Expense	Other income/(expense), net
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$2,294.0	$(49.6)	$2,499.7	$(54.0)	$28.6
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	14.9	—	(9.4)	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.5	—	3.5	—	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	(0.1)	—	(0.4)	0.7

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three and six months ended June 30, 2022 and 2021 (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives (a)	Location	2022	2021	2022	2021
Foreign currency derivatives (b)	Selling, general, and administrative	$43.3	$1.9	$55.0	$17.9

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $39.9 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively, and $49.8 million and $25.0 million for the six months ended June 30, 2022 and 2021, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on June 30, 2022 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $40.7 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Commercial paper (a)	$260.0	$275.0
Notes:
4.250% notes due 2023 (b)	300.0	300.0
2.850% notes due 2025 (b)	500.0	500.0
1.350% notes due 2026 (b)	600.0	600.0
2.750% notes due 2031 (b)	300.0	300.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Term loan facility borrowing (c)	—	300.0
Total borrowings at par value	2,710.0	3,025.0
Debt issuance costs and unamortized discount, net	(14.7)	(16.6)
Total borrowings at carrying value (d)	$2,695.3	$3,008.4

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of June 30, 2022 had a weighted-average annual interest rate of approximately 1.9% and a weighted-average term of approximately 1 day.
(b)
The difference between the stated interest rate and the effective interest rate is not significant.
(c)
See Term Loan Facility section below for further discussion.
(d)
As of June 30, 2022, the Company’s weighted-average effective rate on total borrowings was approximately 3.6%.

Term Loan Facility

On December 18, 2018, the Company entered into an amended and restated term loan facility providing for up to $950.0 million in borrowings and extending the final maturity of the facility to January 2024 (the "Term Loan Facility"). Proceeds from the 2026 Notes and $300.0 million of aggregate principal amount of 2.750% unsecured notes due March 15, 2031 ("2031 Notes"), and cash, including cash generated from operations, were used to repay $650.0 million of the Term Loan Facility in the first quarter of 2021 and $500.0 million of the aggregate principal amount of 3.600% unsecured notes due in March 2022 in the second quarter of 2021. On January 4, 2022, the Company repaid all remaining borrowings owed under the Term Loan Facility for total consideration of $300.0 million, using proceeds from commercial paper and cash, including cash generated from operations. The Company is no longer able to borrow money under this facility.

The following summarizes the Company’s maturities of its notes at par value as of June 30, 2022 (in millions):

Due within 1 year	$300.0
Due after 1 year through 2 years	—
Due after 2 years through 3 years	500.0
Due after 3 years through 4 years	600.0
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,450.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 17.9% and 14.5% for the three months ended June 30, 2022 and 2021, respectively, and 18.6% and 12.7% for the six months ended June 30, 2022 and 2021, respectively. The

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

increase in the Company’s effective tax rate for the three and six months compared to the corresponding periods in the prior year was primarily due to the sale of the Company's Business Solutions business and the Company's decision to suspend its operations in Russia and Belarus. In addition, the increase in the effective tax rate for the three months ended June 30, 2022 compared to the prior period was partially offset by lower discrete tax expenses in the current period. The sale of the Company's Business Solutions business is included in the Company's estimated annual effective rate, the ongoing effects of which are expected to continue throughout the year.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2022 and December 31, 2021 was $371.8 million and $376.3 million, respectively, including interest and penalties. As previously disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Income Taxes, in the Company's Annual Report on Form 10-K, the Company continues to believe that it is reasonably possible that its total unrecognized tax benefits could decrease by December 31, 2022, in connection with various matters which may be resolved.

The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The Internal Revenue Service is currently examining the Company’s United States consolidated income tax returns for 2017 and 2018. The statute of limitations for the U.S. federal returns for 2017 and 2018 has been extended to April 4, 2023.

13. Stock-Based Compensation Plans

For the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $12.3 million and $12.0 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $23.0 million and $22.8 million, respectively.

During the six months ended June 30, 2022, the Company granted 0.6 million options at a weighted-average exercise price of $18.62 and 3.4 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $20.19. As of June 30, 2022, the Company had 6.4 million outstanding options at a weighted-average exercise price of $18.68, of which 3.6 million options were exercisable at a weighted-average exercise price of $19.16. The Company had 7.4 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $21.53 as of June 30, 2022.

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

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Baupost Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022, with the second expected in the fourth quarter of 2022. See Note 4 for further information regarding this transaction.

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

The following table presents the Company’s segment results for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Consumer-to-Consumer	$1,026.9	$1,127.1	$2,025.9	$2,178.0
Business Solutions (a)	35.7	99.3	124.8	195.8
Other	75.7	63.3	143.3	125.9
Total consolidated revenues	$1,138.3	$1,289.7	$2,294.0	$2,499.7
Operating income:
Consumer-to-Consumer	$225.6	$233.8	$432.8	$439.9
Business Solutions (a)	8.3	10.9	35.8	23.5
Other	30.3	10.2	51.8	24.3
Total segment operating income	264.2	254.9	520.4	487.7
Russia/Belarus exit costs (b)	(0.2)	—	(11.2)	—
Business Solutions exit costs (b)	—	—	(7.7)	—
Total consolidated operating income	$264.0	$254.9	$501.5	$487.7

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to the Buyer, which will be completed in two closings. The first closing occurred on March 1, 2022, with the second expected in the fourth quarter of 2022. The operations of the Business Solutions business to be sold in the second closing continue to be included in Revenues and Operating income after the first closing. However, between the first and second closing, the Company will pay the Buyer a measure of the profits from these operations, adjusted for income taxes and other charges, as contractually agreed, and this expense is recognized in Other income/(expense), net in the Condensed Consolidated Statements of Income. See Note 4 for further information regarding this transaction.
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

Overview

We are a leading provider of money movement and payment services, operating in two business segments:

•
Consumer-to-Consumer - Our Consumer-to-Consumer operating segment facilitates money transfers, which are sent from our retail agent locations worldwide or through websites and mobile devices, including our money transfer transactions conducted and funded through websites and mobile applications marketed under our brands (“westernunion.com”) and transactions initiated on websites and mobile applications hosted by our third-party white label or co-branded digital partners (together with westernunion.com, “Digital Money Transfer”). Our money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Business Solutions - Our Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in certain countries, we write foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The sale will be completed in two closings, the first of which occurred on March 1, 2022, with the second expected in the fourth quarter of 2022. See below for additional information regarding this transaction

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes our bill payment services which facilitate payments from consumers to businesses and other organizations and our money order services. Certain of our corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other. Additional information on our segments is provided in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2022 compared to the same periods in 2021. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues and operating income for the three and six months ended June 30, 2022 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in decreases to revenues of $42.1 million and $75.3 million for the three and six months ended June 30, 2022, respectively, relative to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies positively impacted operating income by $4.2 million and $8.1 million for the three and six months ended June 30, 2022, respectively, relative to the corresponding periods in the prior year.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the “Buyer”) for cash consideration of $910.0 million. The sale will be completed in two closings, the first of which occurred on March 1, 2022 with the entirety of the cash consideration collected and allocated to the closings on a relative fair value basis. The first closing excluded the operations in the European Union and the United Kingdom and resulted in a gain of $151.4 million. The second closing is currently expected to occur in the fourth quarter of 2022, pending required regulatory approvals, at which time the remainder of the gain will be recognized, subject to regulatory capital adjustments. The Buyer has rebranded the sold operations within a new standalone company (now referred to as "Convera"). Refer to Part I, Item 1, Financial Statements, Note 4, Divestitures and Investment Activities for further discussion.

Business Solutions revenues included in our Condensed Consolidated Statements of Income were $35.7 million and $99.3 million and direct operating expenses, excluding corporate allocations were $27.8 million and $85.1 million for the three months ended June 30, 2022 and 2021, respectively. Business Solutions revenues were $124.8 million and $195.8 million and direct operating expenses, excluding corporate allocations were $90.4 million and $166.9 million for the six months ended June 30, 2022 and 2021, respectively. Divestiture costs directly associated with this transaction were $0.8 million and $4.0 million for the three and six months ended June 30, 2022, respectively.

In March 2022, we suspended our operations in Russia and Belarus, which are included in our Consumer-to-Consumer segment, due to the Russia/Ukraine conflict (the "Conflict"). Revenues associated with the Russia and Belarus operations, including transactions sent from, into, and within these countries for the three months ended June 30, 2021 were approximately $36 million, and for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021, were approximately $28 million, $66 million, and $145 million, respectively. The Conflict has had and is expected to continue to have broader implications to our overall business, including reduced transaction activity in Ukraine. We expect that our results of operations will continue to be negatively impacted by this Conflict for the remainder of 2022 and possibly thereafter.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	% Change	2022	2021	% Change
Revenues	$1,138.3	$1,289.7	(12)%	$2,294.0	$2,499.7	(8)%
Expenses:
Cost of services	653.0	755.0	(14)%	1,308.1	1,461.0	(10)%
Selling, general, and administrative	221.3	279.8	(21)%	484.4	551.0	(12)%
Total expenses	874.3	1,034.8	(16)%	1,792.5	2,012.0	(11)%
Operating income	264.0	254.9	4%	501.5	487.7	3%
Other income/(expense):
Gain on divestiture of business	—	—	(a)	151.4	—	(a)
Interest income	1.8	0.3	(a)	2.4	0.7	(a)
Interest expense	(24.8)	(25.6)	(3)%	(49.6)	(54.0)	(8)%
Other income/(expense), net	(4.8)	30.5	(a)	(7.3)	28.6	(a)
Total other income/(expense), net	(27.8)	5.2	(a)	96.9	(24.7)	(a)
Income before income taxes	236.2	260.1	(9)%	598.4	463.0	29%
Provision for income taxes	42.2	37.6	12%	111.1	58.7	89%
Net income	$194.0	$222.5	(13)%	$487.3	$404.3	21%
Earnings per share:
Basic	$0.50	$0.54	(7)%	$1.25	$0.98	28%
Diluted	$0.50	$0.54	(7)%	$1.25	$0.98	28%
Weighted-average shares outstanding:
Basic	386.7	409.3		389.9	410.5
Diluted	387.6	411.5		391.0	412.9

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. We have also disclosed the impact of our Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	% Change	2022	2021	% Change
Revenues, as reported - (GAAP)	$1,138.3	$1,289.7	(12)%	$2,294.0	$2,499.7	(8)%
Foreign currency impact (a)			4%			3%
Divestitures impact (b)			4%			2%
Revenue change, constant currency adjusted, excluding Business Solutions - (Non-GAAP)			(4)%			(3)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in decreases to revenues of $42.1 million and $75.3 million for the three and six months ended June 30, 2022, respectively, when compared to foreign currency rates in the corresponding periods in the prior year.
(b)
In March 2022, we completed the first closing of the sale of our Business Solutions business, as discussed above. Business Solutions revenues included in our results were $35.7 million and $99.3 million for the three months ended June 30, 2022 and 2021, respectively, and $124.8 million and $195.8 million for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022, revenues decreased 12% and 8%, respectively, when compared to the corresponding periods in the prior year due to a transaction decline in our Consumer-to-Consumer segment, including as a result of the suspension of our operations in Russia and Belarus, as well as the first closing of the divestiture of our Business Solutions business, as described above. Fluctuations in the exchange rates between the United States dollar and foreign currencies negatively impacted revenue by 4% and 3% for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in the prior year.

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

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three and six months ended June 30, 2022. For the three and six months ended June 30, 2022, Cost of services decreased compared to the corresponding periods in the prior year due to a decrease in Consumer-to-Consumer money transfer agent commissions and chargebacks and other losses, which generally vary with revenues, as well as a decrease associated with the Business Solutions divestiture, as discussed above. For the six months ended June 30, 2022 compared to the corresponding period in the prior year, Cost of services also decreased as a result of the timing of investments in information technology.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year due to a decrease associated with the Business Solutions divestiture, as discussed above, a decrease in employee-related expenses, including incentive compensation, and fluctuations between the United States dollar and foreign currencies. For the six months ended June 30, 2022 compared to the corresponding period in the prior year, the decrease was also due to a decrease in marketing costs, partially offset by exit costs associated with the suspension of our Russian and Belarus operations and the Business Solutions divestiture, as discussed below.

Total Other Income/(Expense), Net

Total other income/(expense), net during the three and six months ended June 30, 2022 when compared to the corresponding periods in the prior year were impacted by the prior year gain of $47.9 million recorded from the sale of a substantial majority of shares we held as a noncontrolling investor in a private company and the expense associated with payment obligations to the Buyer of the Business Solutions business for a measure of the profits, as contractually agreed, from the European Union and United Kingdom operations subsequent to the first closing, which will continue until the second closing. Total other income/(expense), net for the six months ended June 30, 2022, when compared to the corresponding period in the prior year, also benefited from the gain on the first closing of the Business Solutions divestiture and a reduction in interest expense driven by lower average debt balances outstanding.

Income Taxes

Our effective tax rates on pre-tax income were 17.9% and 14.5% for the three months ended June 30, 2022 and 2021, respectively, and 18.6% and 12.7% for the six months ended June 30, 2022 and 2021, respectively. The increase in our effective tax rate for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year was primarily due to the sale of our Business Solutions business and our decision to suspend operations in Russia and Belarus. In addition, the increase in the effective tax rate for the three months ended June 30, 2022 compared to the prior period was partially offset by lower discrete tax expenses in the current period. The sale of our Business Solutions business is included in our estimated annual effective rate, the ongoing effects of which are expected to continue throughout the year.

As of June 30, 2022, the total amount of tax contingency reserves was $316.0 million, including accrued interest and penalties, net of related items. As previously disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Income Taxes, in our Annual Report on Form 10-K, we continue to believe that it is reasonably possible that our total unrecognized tax benefits could decrease by December 31, 2022, in connection with various matters which may be resolved.

Earnings Per Share

During the three months ended June 30, 2022 and 2021, basic and diluted earnings per share were $0.50 and $0.54, respectively. During the six months ended June 30, 2022 and 2021, basic and diluted earnings per share were $1.25 and $0.98, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2022 and 2021 there were 8.6 million and 1.4 million, respectively, and for the six months ended June 30, 2022 and 2021, there were 7.9 million and 1.4 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to options to purchase shares of Western Union stock and outstanding restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for both the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income and a lower number of shares outstanding. The lower number of shares outstanding was due to stock repurchases exceeding stock issuances under our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions. On August 4, 2021, we entered into an agreement to sell our Business Solutions business and completed the first closing on March 1, 2022. The operations of the Business Solutions business to be sold in the second closing continue to be included in Revenues and Operating income after the first closing. However, between the first and second closing, we will pay the Buyer a measure of the profits from these operations, adjusted for other charges, and this expense is recognized in Other income/(expense), net in the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2022, we incurred $11.2 million and $7.7 million of exit costs associated with the suspension of our Russia and Belarus operations and the Business Solutions divestiture, respectively. These exit costs are primarily related to severance and non-cash impairments of property and equipment, an operating lease right-of-use asset, and other intangible assets. While certain of the expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Consumer-to-Consumer	90%	87%	88%	87%
Business Solutions	3%	8%	6%	8%
Other	7%	5%	6%	5%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2022	2021	% Change	2022	2021	% Change
Revenues	$1,026.9	$1,127.1	(9)%	$2,025.9	$2,178.0	(7)%
Operating income	$225.6	$233.8	(4)%	$432.8	$439.9	(2)%
Operating income margin	22%	21%		21%	20%
Key indicator:
Consumer-to-Consumer transactions	68.2	78.0	(13)%	137.9	151.0	(9)%

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

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows, including Digital Money Transfer transactions, is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Digital Money Transfer transactions for the three and six months ended June 30, 2022 and 2021. Where reported separately in the discussion below, Digital Money Transfer, and its subset westernunion.com, consist of 100% of the transactions conducted and funded through those respective channels.

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

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Revenue Growth / (Decline) as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth / (Decline)(a) - (Non- GAAP)	Transaction Growth / (Decline)	Revenue Growth / (Decline) as Reported - (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth / (Decline)(a) - (Non- GAAP)	Transaction Growth / (Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	(2)%	0%	(2)%	(6)%	(2)%	0%	(2)%	(6)%
Europe and Russia/CIS ("EU & CIS")	(21)%	(5)%	(16)%	(30)%	(18)%	(5)%	(13)%	(19)%
Middle East, Africa, and South Asia ("MEASA")	(4)%	(1)%	(3)%	(3)%	(1)%	(1)%	0%	1%
Latin America and the Caribbean ("LACA")	2%	(2)%	4%	4%	2%	(3)%	5%	3%
East Asia and Oceania ("APAC")	(10)%	(4)%	(6)%	(11)%	(8)%	(4)%	(4)%	(12)%
Total Consumer-to-Consumer segment:	(9)%	(3)%	(6)%	(13)%	(7)%	(2)%	(5)%	(9)%

Digital Money Transfer(b)	(6)%	(3)%	(3)%	(20)%	(1)%	(2)%	1%	(9)%
westernunion.com(b)	(1)%	(2)%	1%	(3)%	1%	(2)%	3%	(1)%

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

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	40%	37%	39%	37%
EU & CIS	28%	33%	29%	33%
MEASA	16%	15%	17%	15%
LACA	10%	9%	9%	9%
APAC	6%	6%	6%	6%

Digital Money Transfer, which is included in the regional percentages above, represented approximately 25% and 24% of our Consumer-to-Consumer revenues for the three months ended June 30, 2022 and 2021, respectively, and 25% and 23% for the six months ended June 30, 2022 and 2021, respectively.

Our consumers transferred $24.5 billion and $27.9 billion in Consumer-to-Consumer principal for the three months ended June 30, 2022 and 2021, of which $23.4 billion and $26.6 billion related to cross-border principal for the same corresponding periods described above, respectively. Our consumers transferred $49.3 billion and $53.6 billion in Consumer-to-Consumer principal for the six months ended June 30, 2022 and 2021, of which $47.2 billion and $51.1 billion related to cross-border principal for the same corresponding periods described above, respectively. The decrease in principal and cross-border principal transferred during the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year was primarily attributable to a decline in Consumer-to-Consumer transactions, including as a result of the suspension of our operations in Russia and Belarus, as discussed above, as well as fluctuations in exchange rates between the United States dollar and foreign currencies. Consumer-to-Consumer principal is the amount of consumer funds transferred to the designated recipient. Cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer principal and cross-border principal are metrics used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer-to-Consumer money transfer revenue and transactions decreased 9% and 13% respectively, for the three months ended June 30, 2022 compared to the corresponding period in the prior year, and decreased 7% and 9%, respectively, for the six months ended June 30, 2022, compared to the corresponding period in the prior year, including due to the suspension of our operations in Russia and Belarus. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% and 2% for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year.

In our Consumer-to-Consumer regions, the decrease in NA revenue for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year was primarily due to decreases in transactions sent from the United States. The EU & CIS region experienced transaction volume and revenue declines in France, Russia and Belarus, Germany, and the United Kingdom. Our revenues associated with Digital Money Transfer, including white label partnerships, were negatively impacted by our suspension of operations in Russia and Belarus in the three and six months ended June 30, 2022 and will be negatively impacted for the year ending December 31, 2022 and thereafter.

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

Operating Income

Consumer-to-Consumer operating income decreased 4% and 2% for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year, primarily due to the decreases in revenues, as discussed above, partially offset by decreases in agent commissions and chargebacks and other losses, which generally vary with revenues, and employee-related expenses. For the six months ended June 30, 2022, the decrease to Consumer-to-Consumer operating income was also partially offset by the timing of investments in information technology.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	% Change	2022	2021	% Change
Revenues	$35.7	$99.3	(64)%	$124.8	$195.8	(36)%
Operating income	$8.3	$10.9	(23)%	$35.8	$23.5	53%
Operating income margin	23%	11%		29%	12%

Revenues

Business Solutions revenue decreased 64% and 36% for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in the prior year primarily due to the first closing of the sale of our Business Solutions business, which occurred on March 1, 2022, as described further above. Fluctuations in the exchange rates between the United States dollar and foreign currencies negatively impacted revenue by 4% and 3% for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in the prior year.

Operating Income

For the three and six months ended June 30, 2022, operating income when compared to the corresponding periods in the prior year was impacted by the first closing of the sale of our Business Solutions business, partially offset by a reduction in depreciation and amortization expenses, including as a result of classifying our Business Solutions business as held for sale in August 2021. In addition, for the six months ended June 30, 2022 compared to the corresponding period in the prior year, operating income was impacted by decreases in employee-related expenses, including incentive compensation.

Effective January 1, 2022, we stopped allocating corporate costs to our Business Solutions segment, given our agreement to sell this business.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services.

The following table sets forth Other results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2022	2021	% Change	2022	2021	% Change
Revenues	$75.7	$63.3	19%	$143.3	$125.9	14%
Operating income	$30.3	$10.2	(a)	$51.8	$24.3	(a)
Operating income margin	40%	16%		36%	19%

(a)
Calculation not meaningful.

Revenues

For the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year, Other revenues increased primarily due to transaction growth in our cash-based bill payments services offered at retail locations in Argentina, as well as growth in our business-to-consumer payments, partially offset by the strengthening of the United States dollar against the Argentine peso.

Operating Income

Other operating income increased for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year primarily due to the increase in revenues, as discussed above, a decrease in costs associated with strategic initiatives, including for the review of mergers, acquisitions, and divestitures, and the reimbursement of expenses associated with transition services provided after the first closing of the sale of our Business Solutions business.

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

Substantially all of our cash flows from operating activities have been generated from subsidiaries. Most of these cash flows are generated from our regulated subsidiaries. Our regulated subsidiaries may transfer all excess cash to the parent company for general corporate use, except for assets subject to legal or regulatory restrictions, including: (i) requirements to maintain cash and other qualifying investment balances, free of any liens or other encumbrances, related to the payment of certain of our money transfer and other payment obligations, (ii) other legal or regulatory restrictions, including statutory or formalized minimum net worth requirements, and (iii) restrictions on transferring assets outside of the countries where these assets are located. In connection with our decision to suspend operations in Russia and Belarus, as well as the ongoing nature of the conflict and recent related restrictions imposed on our Russian subsidiary, we have classified approximately $19 million of our cash balance held in Russia as restricted and are continuing to pursue the distribution of this amount to the parent.

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility ("Revolving Credit Facility"), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of June 30, 2022, we had no outstanding borrowings on our Revolving Credit Facility and $260.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of June 30, 2022 and December 31, 2021, we had Cash and cash equivalents of $1,278.9 million and $1,246.0 million, which includes $77.0 million and $37.7 million related to Business Solutions, respectively. As described in Part I, Item 1, Financial Statements, Note 4, Divestitures and Investment Activities, we collected the entirety of the cash consideration related to the sale of our Business Solutions business, subject to regulatory approval and other closing conditions. We invested a portion of these proceeds temporarily in reverse repurchase agreements, as discussed in Part 1, Item 1, Financial Statements, Note 5, Fair Value Measurements. We believe that the longer-term use of the Business Solutions proceeds will be consistent with our objective to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings, as further described below.

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

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,422.2 million and $1,398.9 million as of June 30, 2022 and December 31, 2021, respectively, and consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2022, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $306.8 million during the six months ended June 30, 2022, from $349.5 million in the corresponding period in the prior year. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

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

Proceeds from the 2026 Notes and 2031 Notes and cash, including cash generated from operations, were used to repay $650.0 million of the term loan facility in the first quarter of 2021 and $500.0 million of the aggregate principal amount of 3.600% unsecured notes due in March 2022 in the second quarter of 2021.

As of June 30, 2022, we have outstanding borrowings at par value of $2,710.0 million. The substantial majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2023 to 2040.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of June 30, 2022, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit

Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $260.0 million of commercial paper borrowings outstanding as of June 30, 2022. Our commercial paper borrowings as of June 30, 2022 had a weighted-average annual interest rate of approximately 1.9% and a weighted-average term of approximately 1 day. During the six months ended June 30, 2022, the average commercial paper balance outstanding was $221.7 million, and the maximum balance outstanding was $725.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

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

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $84.3 million and $145.3 million for the six months ended June 30, 2022 and 2021, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure.

Share Repurchases and Dividends

During the six months ended June 30, 2022 and 2021, 9.2 million and 6.1 million shares were repurchased for $171.0 million and $150.0 million, respectively, excluding commissions, at an average cost of $18.52 and $24.42, respectively, under the share repurchase authorizations approved by our Board of Directors, including one which expired on December 31, 2021. On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. As of June 30, 2022, $829.0 million remained available under this share repurchase program.

Our Board of Directors declared a quarterly cash dividend of $0.235 per common share in the first and second quarters of 2022, representing $182.5 million in total dividends. On July 19, 2022, our Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on September 30, 2022.

Material Cash Requirements

Debt Service Requirements

Our 2022 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes is in 2023.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $478 million remained as of June 30, 2022. We have elected to pay this liability in periodic installments through 2025 and paid $63.7 million during the second quarter of 2022. Under the terms of the law, we are required to pay the remaining installment payments as summarized in the Capital Resources and Liquidity discussion located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2021. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $340 million in outstanding letters of credit and bank guarantees as of June 30, 2022 primarily held in connection with safeguarding consumer funds, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of June 30, 2022, our total amount of unrecognized income tax benefits was $371.8 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of such liabilities are affected by factors which are variable and outside our control.

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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the significant majority of our agents in United States dollars, Mexican pesos, or euros, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities ranging from a few days to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer, bill payment, and Business Solutions transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and the rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and, to a lesser degree, the Canadian dollar, the British pound, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

We have additional foreign exchange risk and associated foreign exchange risk management requirements due to the nature of our Business Solutions business. Our Business Solutions business writes derivatives as part of the broader portfolio of foreign currency positions arising from our cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options in certain countries. The majority of these derivative contracts have a duration at inception of less than one year. Business Solutions aggregates its foreign exchange exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with Convera through the end of the second closing of the Business Solutions divestiture.

As of June 30, 2022, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $15 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of June 30, 2022 of approximately $3.2 billion. Approximately $1.9 billion of these assets bear interest at floating rates. Our interest-bearing assets primarily include cash in banks, money market instruments, state and municipal variable-rate securities, and reverse repurchase agreements and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents, Settlement assets, and Other assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of June 30, 2022, there were $260.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of June 30, 2022, our weighted-average effective rate on total borrowings was approximately 3.6%.

At June 30, 2022, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $3 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2022 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $19 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Our losses have been less than 2% of our consolidated revenues in all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under Risk Management in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2022, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2022, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 3, 2022

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 6, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2022:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
April 1 - 30	1,108,250	$18.95	1,106,407	$829.0
May 1 - 31	2,301	$16.96	—	$829.0
June 1 - 30	2,676	$17.14	—	$829.0
Total	1,113,227		1,106,407

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024, of which $829.0 million remained available as of June 30, 2022. In certain instances, management has historically and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date: August 3, 2022	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Raj Agrawal
Raj Agrawal
Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2022	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)