Form 10-K
period 2022-12-31
Western Union CO
filed 2023-02-23
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☑

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6.3 billion based on the closing sale price of $16.47 of the common stock as reported on the New York Stock Exchange.

As of February 17, 2023, 373,652,005 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2023 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10‑K.

Auditor Name:	Ernst & Young LLP	Auditor Location:	Denver, Colorado

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K and materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “targets,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook,” “projects,” “designed to,” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of the Annual Report on Form 10‑K of The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Part I, Item 1A, Risk Factors and throughout this Annual Report on Form 10‑K. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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
•
changes in tax laws, or their interpretation, any subsequent regulation, and unfavorable resolution of tax contingencies;
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
•
increased costs or loss of business due to regulatory initiatives and changes in laws, regulations, and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, immigration, and sustainability reporting, including climate-related reporting;
•
liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with or enforcement actions by regulators;
•
liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments;
•
failure to comply with regulations and evolving industry standards regarding consumer privacy, data use, the transfer of personal data between jurisdictions, and information security, including with respect to the General Data Protection Regulation ("GDPR") in the European Union ("EU") and the California Consumer Privacy Act;

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

Item 1. Business

Overview

The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable and convenient ways to send money and make payments around the world. Our vision is to be the world leader of branded payments and accessible consumer financial services, serving the aspiring populations of the world.

The Western Union® brand is globally recognized and represents speed, reliability, trust, and convenience. Our Consumer-to-Consumer money transfer service enables people to use our well-recognized brand to send money around the world, usually within minutes. As of December 31, 2022, our global network included agent locations in more than 200 countries and territories and many Western Union branded or partner websites. Each location in our agent network is capable of facilitating a consumer’s use of one or more of our services, with the substantial majority offering a Western Union branded service. As of December 31, 2022, approximately 400,000 of our agent locations had conducted money transfer activity in the previous 12 months.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the "Buyer"). The sale is expected to be completed in three closings, the first of which occurred on March 1, 2022. The second closing occurred on December 31, 2022, and the third closing is expected in the second quarter of 2023. Our Business Solutions services facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The significant majority of our Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in limited countries, we write foreign currency forward and option contracts for customers to facilitate future payments.

We believe that brand strength and reach of our global network, convenience, reliability, and value for the price paid have been important to our business. As we continue to seek to meet the needs of our customers for fast, reliable, and convenient global money movement and payment services, with a continued focus on regulatory compliance, we are also working to provide consumers and our business clients with access to an expanding portfolio of financial services and to expand the ways our services can be accessed, including through the recent launch of our digital wallet in certain countries.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions.

All businesses and other services that have not been classified in these segments are reported as Other, which primarily includes our bill payment services which facilitate payments from consumers to businesses and other organizations and our money order services. Certain of our corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Other.

The table below presents the components of our consolidated revenue.

	Year Ended December 31,
	2022	2021	2020
Consumer-to-Consumer	89%	87%	87%
Business Solutions	5%	8%	8%
Other	6%	5%	5%
	100%	100%	100%

No individual country or territory outside the United States accounted for more than approximately 9% of our consolidated revenue for each of the years ended December 31, 2022, 2021, and 2020.

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer-to-Consumer Segment

Money transfers from one consumer to another are the core of our business, representing 89% of our total consolidated revenues for 2022. A substantial majority of these transfers were cross-border transactions. Our money transfer service is mainly conducted through our retail agent locations worldwide but also includes our money transfer transactions conducted and funded through websites and mobile applications marketed under our brands (“Branded Digital”). This segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in these regions. By means of common processes and systems, these regions, including Branded Digital, create one interconnected global network for consumer transactions, thereby constituting one Consumer-to-Consumer money transfer business and one operating segment.

Operations

Our revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and the difference between the exchange rate we set to the customer and a rate available in the wholesale foreign exchange market, as applicable.

In a typical money transfer transaction, a consumer provides information, either at one of our agent or subagent locations or online, specifying, among other things, the name and other identifying information regarding the recipient and the principal amount of the transfer. The consumer also provides funds for the transaction, including fees. Certain of these processes are streamlined for consumers who participate in our loyalty programs or are registered Branded Digital customers. This information is entered into our money transfer system, and the funds are made available for pick-up by the recipient within our system, usually within minutes, in the country or territory specified by the consumer, or paid into the designated account of the recipient. In some jurisdictions, the principal and fees are not collected until after the presentation of our written disclosure that generally identifies the exchange rate and all fees and charges associated with the transaction and the consumer has agreed to the transaction, as described in the disclosure. Consumers then receive a unique identifying number assigned by our system, which the consumer must communicate to the recipient in order to obtain a payout in cash. In this situation, the recipient generally enters an agent location in the designated receiving country or territory, presents the unique identifying number and identification, where applicable, and is paid the transferred amount by our agent based on the information in our system. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the recipient’s institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction, the send and receive country or territory, and channel.

In a retail transaction, we generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically covered by the agent’s primary business (e.g., postal services, banking, check cashing, travel, and retail businesses), making the economics of being a Western Union agent attractive. Western Union’s global reach and large consumer base allow us to attract agents we believe to be well-positioned to deliver our services. In a Branded Digital transaction, we typically pay a credit card processor or bank a fee for collecting the principal, and we are also responsible for losses from chargebacks and fraud, in addition to commissions owed to the receive agent in the event of cash payout.

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

We also provide several options for the receipt of funds. At our retail agent locations, consumers generally receive payments in cash. However, in certain countries, our retail agents may also issue a money order or check or provide payout through an ATM. Funds can also be directed to a bank account in many countries, by either the sender or receiver, and in more limited circumstances, can be paid into or directed to a mobile wallet, a stored-value card, or debit card.

Distribution and Marketing Channels

We offer our Consumer-to-Consumer services around the world primarily through our global network of agents and sub-agents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations as well as smaller independent retail locations, which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and leverage this local knowledge to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents and partners globally have been with us for more than 20 years, on average, and in 2022, these long-standing relationships accounted for transactions that generated nearly 60% of our Consumer-to-Consumer revenue. No individual agent or partner accounted for greater than 10% of the segment’s revenue during all periods presented.

We provide our agents with access to our multi-currency, real-time money transfer processing systems, which are used to originate and pay money transfers. Our systems and processes enable our agents to pay money transfers in nearly 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the point-of-sale presence and facilitate the interface with Western Union required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support, and consumer relationship management to our agents, as well as compliance training and related support. Some of our agents outside the United States manage subagents. We refer to these agents as master agents. Although the subagents are under contract with these master agents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations. Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents are independently offering specific services such as stored-value card or account payout options. While we typically perform services under the Western Union brand, in certain geographic regions, we operate under other brands targeted to the local market.

We market our services to consumers in a number of ways, directly and indirectly through our agents and their subagents, leveraging promotional activities, grassroots, direct-to-consumer communications, digital advertising, and other incentives. Our marketing strategy includes our loyalty program, which is available in certain countries and territories. This program offers consumers faster service at the point-of-sale and the opportunity to earn points on eligible products, such as money transfers and bill payments, and channels (including Branded Digital and mobile applications) that can be redeemed for rewards, such as reduced transaction fees. Redemption activity has been insignificant to the results of our operations.

We cooperate with various partners around the world to offer a variety of branded, co-branded, and non-Western Union branded money transfer services, including services offered exclusively under the partners’ brands. While the terms of these arrangements vary, these services are often marketed by the third-party partner and offered under the partner’s license to provide money transfer services. As a result, the regulatory requirements applicable to us under these arrangements may also vary.

Industry Trends

Trends in the volume of cross-border money transfer activity correlate with migration, global economic opportunity and related employment levels worldwide. A significant trend that continues to impact the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing, consumer protection, transparent pricing, consumer privacy, data protection, and information security. Regulations require money transfer providers, banks, and other financial institutions to develop systems to prevent, detect, monitor, and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and businesses to use money transfer services, either of which could have an adverse effect on money transfer providers’ revenues and operating income. For further discussion of the regulatory impact on our business, see the Regulation discussion in this section, Part I, Item 1A, Risk Factors, and the Enhanced Regulatory Compliance section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents.

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

Business Solutions Segment

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to the Buyer for cash consideration of $910.0 million. The sale is expected to be completed in three closings, the first of which occurred on March 1, 2022 with the entire cash consideration collected at that time. The second closing occurred on December 31, 2022 and included the United Kingdom operations. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Divestitures, Investment Activities, and Goodwill for further information related to our Business Solutions divestiture. In our Business Solutions segment, which represented 5% of our total consolidated revenues for 2022, we facilitate payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals.

Other

Our remaining businesses and services, which primarily consist of our bill payment services in Argentina and the United States and money order services, are included in Other, which also includes certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures. Also included is our digital wallet, which allows consumers in certain countries to load funds and spend those funds or initiate a money transfer. Other revenue is derived primarily from transaction fees paid by customers and billers and represented 6% of our total consolidated revenues for 2022.

Our bill payment services provide fast and convenient options to make payments from consumers to businesses and other organizations, including utilities, auto finance companies, mortgage servicers, financial service providers, and government agencies. Generally, these bill payment services are initiated by consumers making a cash payment at an agent or a Company-operated location. We believe our business partners, who receive payments through our services, benefit from their relationship with Western Union, as it provides them with real-time or near real-time posting of their customers’ payments. In many circumstances, our relationships with business partners also provide them with an additional source of income and reduce their expenses for handling of payments.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax exempt state and municipal debt securities.

Intellectual Property

The Western Union trademarks and service marks and the Company’s Black & Yellow trade dress are used and/or registered worldwide and are material to our Company. We offer money transfer services under the Western Union®, Orlandi Valuta®, and Vigo® brands. We also provide various payment and other services under many brands and product names, including Pago Fácil®, Quick Collect®, Quick PaySM, Quick Cash®, and Western Union Convenience Pay®. Our operating results have allowed us to invest significantly each year to support our brands, and in some regions, our agents have also contributed financial resources to assist with marketing our services. Additionally, we own patents and patent applications covering various aspects of our products and services, covering a range of technologies, including those related to money transfer, compliance analytics, fraud prevention, and mobile applications. We also own a number of application programming interfaces.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities, and many other countries and jurisdictions, including the EU. These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services, unclaimed property, the regulation of competition, consumer privacy, data protection, and information security. Failure by Western Union, our agents or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services, the suspension or revocation of a license or registration required to provide money transfer services and/or payment services or foreign exchange products, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, and/or the seizure of our assets. For example, in early 2017, we entered into a Deferred Prosecution Agreement with the United States Department of Justice and certain United States Attorney’s Offices (the “DPA”), a Stipulated Order for Permanent Injunction and Final Judgment (the “FTC Consent Order”) with the United States Federal Trade Commission (“FTC”), a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury (the “FinCEN Agreement”), and settlement agreements with various state attorneys general (collectively, the “Joint Settlement Agreements”), and in early 2018, we agreed to a consent order which resolved a matter with the New York State Department of Financial Services (the “NYDFS Consent Order”). For further discussion of these agreements, please see Part I, Item 1A, Risk Factors - “Our business is the subject of consent agreements with or enforcement actions by regulators.”

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

Economic and trade sanctions programs administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations. We provide limited money transfer and payment services to parties in Cuba, Syria and the Crimea region of Ukraine in accordance with United States laws authorizing such services, and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC.

In the United States, almost all states license certain of our services, and many exercise authority over the operations of certain aspects of our business and, as part of this authority, regularly examine us. Many states specify the amount and composition of eligible assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. In compliance with these regulations, we invest the principal of outstanding money orders, money transfers, or payments in highly-rated, investment grade securities, and our use of such investments is restricted to satisfying outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities. The substantial majority of our investment securities, classified within Settlement assets in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

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

Outside the United States, our money transfer business is subject to some form of regulation in almost all of the countries and territories in which we offer those services. These laws and regulations may include limitations on what types of entities may offer money transfer services, agent registration requirements, limitations on the amount of principal that can be sent into or out of a country, limitations on the number of money transfers that may be sent or received by a consumer, and controls on the rates of exchange between currencies. They also include laws and regulations intended to detect and prevent money laundering or terrorist financing, including obligations to collect and maintain information about consumers, recordkeeping, reporting and due diligence, and supervision of agents and subagents similar to and in some cases exceeding those required under the BSA. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services, and in certain countries, we must maintain sufficient cash or other funds to satisfy payout obligations in these countries. Where we cooperate with partners around the world to offer money transfer services marketed exclusively under the partners’ brands, the regulatory requirements applicable to us may vary.

The majority of our EU business is managed through our Irish payment institution subsidiary, Western Union Payment Services Ireland Limited, which is regulated by the Central Bank of Ireland under the Second EU Payment Services Directive EU 2015/2366 (“PSD2”). PSD2 imposes rules on payment service providers like Western Union, aiming to drive increased competition, innovation, and transparency across the EU payments market, while enhancing consumer protection and the security of internet payments and account access. PSD2: (i) has increased the supervisory powers granted to member states with respect to activities performed by companies such as Western Union, and our agent network, (ii) provides for customer identity verification and authentication measures, and agent monitoring responsibilities, (iii) provides member states with the ability to limit the types, nature, and amount of charges we may assess, increases customer refund rights, and (iv) increases information security and incident reporting responsibilities.

Under our PSD2 license and local EU member states’ implementing legislation and associated regulatory supervisory powers, guidelines, and regulatory technical standards, we are responsible for the regulatory compliance of our agents and their subagents. We are also subject to requirements such as capital and safeguarding rules, certain consumer protection requirements, information technology, and operational security risk management requirements, outsourcing oversight requirements, and periodic regulatory examinations similar to those in the United States. These rules have resulted in increased compliance and agent monitoring costs and the increased risk of adverse regulatory action against us resulting from the actions of our agents in those areas. In addition to increasing our compliance costs, PSD2 increased the regulatory supervision and enforcement associated with non-compliance with it and the associated increasing body of applicable European Banking Authority guidelines and regulatory technical standards. PSD2 may also result in increased competition arising from other service providers utilizing the enhanced payment initiation and account information access provisions or by our failure to utilize those provisions to innovate our own service offerings. We continue to monitor the impact on our business of PSD2 and associated regulatory guidelines and technical standards, including indicators of changes in the payment services market such as competition from new payment and electronic money license authorizations, including those by multinational online service and technology companies.

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

In view of the departure of the United Kingdom ("UK") from the EU on January 31, 2020 ("Brexit"), to ensure that our operations will continue in the UK, we set up a new payment institution to conduct money remittance in the UK, which was authorized by the Financial Conduct Authority in April 2019 and presently offers retail money transfer services via UK agents. We also applied for the UK branch of our Austrian banking subsidiary to be authorized by the UK Prudential Regulation Authority ("PRA") as a Third Country Branch (i.e., a UK branch of a non-UK bank), one avenue to continue to conduct our Branded Digital operations. Our application remains pending at this time. Since December 31, 2020, our digital business has been operating under the Temporary Permissions Regime introduced in the UK, which is available through December 31, 2023. If authorized as a Third Country Branch, this UK branch will be subject to certain additional UK regulatory requirements. Further, as a result of Brexit, including under the terms of any new regulatory authorizations we have and may obtain, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services.

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

In addition, various jurisdictions in and outside the United States have consumer protection laws and regulations, and numerous governmental agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve globally, and new or enhanced consumer protection laws and regulations may be adopted. Governmental agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating their efforts to protect consumers. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects to our business.

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation (“EMIR”) and its technical standards, which are directly applicable in the member states of the EU, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions and certain of the corporate interest rate hedging transactions we may enter into in the future, to reporting, recordkeeping, and other requirements. Following Brexit, EMIR and the European Markets in Financial Instruments Directive (“MiFID II”) have been retained as UK law pursuant to the European Union (Withdrawal) Act 2018 UK. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK, have implemented, are implementing, or may implement regulations similar to those described above. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will result in additional costs or impact the way we conduct our hedging activities. For further discussion of these risks, see Part I, Item 1A, Risk Factors - “The Dodd-Frank Act, the Electronic Funds Transfer Act and Regulation E, as well as the regulations required by these Acts and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities and could adversely affect our financial condition, results of operations, and cash flows.”

For example, the regulatory regimes for derivatives in the United States, the EU, and the UK, such as under the Dodd-Frank Act and “MiFID II,” are continuing to evolve. Any changes to such regimes, our designation under these regimes, or the implementation of new rules under these regimes, such as future registration requirements and increased regulation of derivatives contracts, may result in additional costs to our business. Other jurisdictions outside the United States, the EU, and the UK, have implemented, are implementing, or may implement regulations similar to those described above, and these will result in greater costs to us as well. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Moreover, following Brexit, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions, or limitations on our business could adversely affect our operations and financial results.

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

In the United States, federal data privacy laws such as the federal Gramm-Leach-Bliley Act and various state laws, such as the California Consumer Privacy Act (“CCPA”), the Colorado Privacy Act (“CPA”), and other data privacy and breach laws, apply to a broad range of financial institutions including money transfer providers like Western Union and to companies that provide services to or on behalf of those institutions. The United States Federal Trade Commission (“FTC”), which has jurisdiction over companies such as Western Union, has brought numerous enforcement actions, resulting in multi-year settlements and significant fines against companies whose privacy or data security practices allegedly violated the law. The CCPA, CPA, and other state privacy laws impose heightened data privacy requirements on companies that collect information from residents of the particular states and create a broad set of privacy rights and remedies modeled in part on the GDPR, as discussed below. The FTC, the CFPB, and some states continue to investigate companies’ privacy practices including those related to online and mobile applications. Most state laws require notification to be provided to affected individuals, state authorities, and consumer reporting agencies, in the event of a breach of certain types of personal data contained in electronic systems and, in some cases, physical documents. Such notification requirements may be subject to various factors, including the level of encryption, the data elements involved in the incident, and the potential harm to individuals, including consumers, employees, and other individuals. In addition, we are also subject to United States federal reporting requirements in connection with some such incidents.

Increasingly, data protection laws of countries outside of the United States are having a significant impact on our operations and the manner in which we provide our services. The EU has been particularly active in regulating the collection, transfer, disclosure, use, storage, and other processing of personal information, and the EU’s approach is frequently followed by other jurisdictions. The trend in this area is one of increasingly more stringent regulation, particularly with the EU’s GDPR. The GDPR imposes obligations upon our businesses and presents the risk of substantially increased penalties for non-compliance, including the possibility of not only fines but also enforcement action that may require an organization to cease certain of its data processing activities. We have incurred and we expect will continue to incur expenses to meet the obligations of the GDPR, which continue to evolve through national and EU case law, guidance and enforcement actions from data protection regulators, and developing best practices. The GDPR and other supranational, national, and provincial laws throughout the world are not uniform, but typically include one or more of the following objectives: (i) regulating the collection, transfer (including in some cases, the transfer outside of the country or region of collection), processing, storage, use and disclosure of personal information, (ii) requiring clear and transparent notice to individuals of the processing of their personal information and our privacy practices, (iii) providing for certain access, correction, deletion, and other privacy and related rights of individuals with respect to their personal information, (iv) restricting the use or disclosure of personal information for secondary purposes such as marketing, and (v) taking appropriate actions to protect the personal information from unauthorized disclosure. A significant number of these data protection laws outside of the United States require us to provide, under certain circumstances, notification to affected individuals, data protection authorities, and/or other regulators in the event of a data breach.

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

London Interbank Offered Rate ("LIBOR") Transition

In July 2017, the Financial Conduct Authority in the UK, which regulates LIBOR, publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. In March 2021, the Financial Conduct Authority issued an update announcing that certain LIBOR settings will continue to be published after 2021, including commonly utilized United States dollar ("USD") LIBOR settings which will continue to be published through June 2023. These announcements have ended certain LIBOR settings and are expected to effectively end various remaining settings on specified dates in the future. Alternatives, such as the Secured Overnight Financing Rate ("SOFR") have been endorsed by certain regulatory authorities and are currently in use for many market transactions, and other alternatives to LIBOR are in development and may also be adopted for use in major financial markets. As of December 31, 2022, we have transitioned all of our significant contracts away from LIBOR.

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

Human Capital Management

Our People

As of December 31, 2022, our businesses employed approximately 8,900 individuals, of which approximately 1,300 employees are located inside the United States. Our employees span more than 50 countries.

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

Engagement

We assess employee engagement regularly, and our employee engagement system utilizes periodic surveys, artificial intelligence, and machine learning to help leaders better understand what our employees are thinking, what they value, and what they need. We benchmark our engagement results against global peers to better understand our strengths and areas of opportunity. One of our ongoing goals is to foster greater communication to help ensure that our employees are informed, believe that their concerns are heard, and feel empowered to make decisions. To that end, we have implemented employee engagement and culture teams in certain of our offices worldwide. While each site varies somewhat in its approach, these teams are supported by on-site business leaders to focus on the “culture of the customer,” diversity and inclusion, community, the environment, and other issues that are meaningful to employees in those locations.

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

For example, as of December 31, 2022, over 50% of our global workforce were women and 37% of senior management-level and above positions were held by women. Our leadership team has diverse backgrounds, with wide-ranging, global experience. As of February 23, 2023, three out of our eight executive officers were diverse, including two who were female and one who identified as Black/African-American. In addition, our Board of Directors considers diversity in gender, ethnicity, geography, background, and cultural viewpoints when selecting nominees. As of December 31, 2022, five of our eleven directors were diverse, including three directors who were female and three directors who identified as Hispanic/Latino, Asian, or LGBTQ+.

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

Our benefit packages aim to support the health and well-being of our employees and their families, including same sex domestic partners in all countries where it is legally permissible. Our benefit packages vary among countries based on laws, cultural norms, and market practices. Benefits generally available to all full-time employees include medical benefits, risk insurance benefits (life, disability, and accidental death and dismemberment), global adoption assistance, our employee assistance program (counseling, legal, and other professional services), paid leave, a scholarship program available to employees with college-age children, a global recognition and reward program, and business travel assistance and insurance.

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

Information About our Executive Officers

As of February 23, 2023, our executive officers consist of the individuals listed below:

Name	Age	Position
Devin McGranahan	53	President, Chief Executive Officer, and Director
Matt Cagwin	48	Chief Financial Officer
Benjamin Adams	51	Chief Legal Officer and Interim Chief People Officer
Giovanni Angelini	53	President, Europe and Africa
Cherie Axelrod	57	Chief Enterprise Risk Officer
Jean Claude Farah	52	President, Middle East and Asia Pacific
Gabriella Fitzgerald	51	President, North America
Andrew Walker	56	Chief Operations Officer

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

Matt Cagwin is our Chief Financial Officer (from January 2023). Mr. Cagwin previously served as our Interim Chief Financial Officer from September 2022 to January 2023. Mr. Cagwin joined the Company in July 2022 as Head of Business Unit Financial Planning and Analysis. Prior to joining the Company, Mr. Cagwin served as Senior Vice President, Chief

Financial Officer – Merchant Acceptance of Fiserv, Inc. from 2019 to 2022, in the same role at First Data Corporation from 2018 to 2019, and as Senior Vice President, Corporate Controller and Chief Accounting Officer of First Data Corporation from 2014 to 2018. Prior to his roles at Fiserv and First Data, Mr. Cagwin spent ten years at Coca-Cola Enterprises in a variety of senior management roles, including Vice President and European Controller and Vice President and Assistant Corporate Controller.

Benjamin Adams is our Chief Legal Officer (from June 2022) and our Interim Chief People Officer (from February 2023). Prior to joining the Company, Mr. Adams was Vice President, Legal at PayPal from 2015 to 2022. From 2007 to 2015, Mr. Adams served as Assistant General Counsel, Global Commercial Lead for Microsoft Corporation and held various senior legal positions at Nokia Corporation, including Head of Legal, Americas Region, Head of Legal, India and Emerging Market Services, and Head of Legal, Mergers and Acquisitions.

Giovanni Angelini is our President, Europe and Africa (from September 2022). Mr. Angelini previously served as Head of Global Independent Channels and Senior Vice President and General Manager, Global Money Transfer Consumer Network. Earlier in his career, from 1996 until early 2002, he was a Senior Manager at Bain & Company in Italy. From 2002 to 2011, he served as General Manager of Angelo Costa Group (a former Western Union Master Agent). Following the acquisition of the Angelo Costa business by Western Union in 2011, Mr. Angelini became CEO of Angelo Costa and Finint, and then Head of Independent Channels, Europe at Western Union.

Cherie Axelrod is our Chief Enterprise Risk Officer (from August 2022). Ms. Axelrod previously served as the Company’s Chief Auditor from 2018 to 2022. Prior to that, she served as Deputy Chief Compliance Officer and U.S. Settlements Lead from 2016 to 2018 and Director of Project Management – Compliance from 2012, when she joined Western Union. Before joining Western Union, Ms. Axelrod held various roles of increasing responsibility, including divisional Chief Financial Officer for the Consumer and Small Business division of Qwest Communications International, Inc.

Jean Claude Farah is our President, Middle East and Asia Pacific (from September 2022) and previously served the Company as President, EMEA/APAC from 2021 to 2022, President of Global Network from 2019 to 2021, Executive Vice President and President, Global Payments from 2017 to 2019, Executive Vice President and President, Middle East, Africa, APAC, Eastern Europe and CIS from 2014 to 2017, and Senior Vice President for the Middle East and Africa region from 2009 to 2013. Mr. Farah joined Western Union in 1999 as Marketing Manager, Middle East & North Africa. From 1999 to 2013, Mr. Farah held a variety of progressively responsible positions with the Company, including Regional Director, Regional Vice President, and Senior Vice President for the Middle East, Pakistan and Afghanistan region. Mr. Farah started his career in 1995 with Renault SA. Prior to joining Western Union, he was Area Manager for Orangina Pernod Ricard.

Gabriella Fitzgerald is our President, North America (from September 2022). Prior to her current role, Ms. Fitzgerald was President, Americas from 2021 to 2022. Before joining Western Union, Ms. Fitzgerald worked at American Express from 1998 to 2021, holding various positions of increasing responsibility, including her last position as Executive Vice President, General Manager, Global Commercial Services where she was responsible for account management and development of American Express' largest commercial clients in the United States. During Ms. Fitzgerald’s time at American Express, she also held the roles in various disciplines and functions, including marketing, finance, and procurement.

Andrew Walker is our Chief Operations Officer (from April 2022). Previously, Mr. Walker was Executive Vice President and Chief Administrative Officer at United Services Automobile Association (USAA) from 2020 to 2022 and before that he was Chief Procurement Officer at USAA from 2018 to 2020. Prior to USAA, Mr. Walker was President of Nationwide Bank, a subsidiary to Nationwide where he spent 11 years in a variety of senior management roles, including Senior Vice President, Chief Procurement Officer and Information Technology Chief Financial Officer.

Item 1A. Risk Factors

The following is a summary of certain key risk factors with respect to our Company. You should read this summary together with the more detailed descriptions of risks relating to our Company below.

Risks Relating to Our Business and Industry

•
Demand for our services is dependent on a number of factors that could be materially impacted by adverse changes in the global economy, including related to pandemics.
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
•
Western Union is, and may in the future be, the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines, or penalties.

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

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

•
Demand for our services could soften, including due to low consumer confidence, high unemployment, high inflation, changes in foreign exchange rates, reduced global trade, including from trade disruptions or trade restrictions, or other events, such as civil unrest, war, terrorism, natural disasters, including those related to climate change, or public health emergencies or epidemics. For example, in March 2022, we suspended our operations in Russia and Belarus, due to the Russia/Ukraine conflict (the "Conflict"), which has had an adverse effect on our business, financial condition, results of operations, and cash flows. The Conflict has had and is expected to continue to have broader implications to our overall business, including reduced transaction activity in Ukraine and we expect that our results of operations will continue to be negatively impacted by this Conflict into 2023. The COVID-19 pandemic has also had an adverse impact on our business (see risk factor “The COVID-19 pandemic continues to evolve and negatively impact our business, and the extent to which it will further impact our business depends on future developments, which remain highly uncertain and difficult to predict. The effects of the pandemic have had an adverse effect and could have a material adverse effect on our business, financial condition, results of operations, and cash flows in the future.”).
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

We face competition from global and niche or corridor money transfer providers, United States and international banks, card associations, card-based payments providers, and a number of other types of service providers, including electronic, mobile and internet-based services, and from digital currencies, including cryptocurrencies and related protocols, and other innovations in technology and business models. Our future success depends on our ability to compete effectively in the industry.

Money transfer and payment services are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks and credit unions (including interbank partnerships), card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies, including cryptocurrencies and cryptocurrency exchanges. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Our business, distribution network and channel options, such as our digital channels, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows. For example, we have experienced increased competition in money transfers sent and received within the United States from competitors that do not charge a fee to send or receive money through bank accounts. The potential international expansion of these competitors could represent significant competition to us.

Our future success depends on our ability to compete effectively in money transfer and payment services. For example, if we fail to price our services appropriately, consumers may not use our services, which could adversely affect our business and financial results. In addition, we have historically implemented and will likely continue to implement price reductions from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Further, failure to compete on service differentiation and service quality could significantly affect our future growth potential and results of operations.

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
•
the quality of our services and our customer experience, and our ability to meet evolving customer needs and preferences, including consumer preferences related to our Branded Digital services;
•
failure of our agents, their subagents, our vendors, or other partners to deliver services in accordance with our requirements;
•
reputational concerns resulting from actual or perceived events, including those related to fraud, consumer protection, data breaches, inappropriate use of personal data, or other matters;

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

Most of our Consumer-to-Consumer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms acceptable to us or consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent’s or its subagents’ unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents, or their subagents in establishing or maintaining relationships with banks needed to conduct our services. For example, the Joint Settlement Agreements and the NYDFS Consent Order subjected us to heightened requirements relating to agent oversight, which resulted in and may continue to result in agent attrition, and certain agents decided to leave our network due to reputational concerns related to the Joint Settlement Agreements and the NYDFS Consent Order. Recently, we have had one retail agent stop offering our services and another communicate they were moving away from cash-based services at their retail locations. These changes have impacted and will continue to adversely impact our revenue. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, changes in the economy, or factors impacting our agents’ ability to settle with us, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts or changes to compliance requirements. Because an agent is a third-party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether.

Changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents. See risk factor “Regulatory initiatives and changes in laws, regulations, industry practices and standards, and third-party policies affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements in recent years, including a significant agent in the United States. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry and regulatory standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) and agent needs and preferences, technology advances, and new and enhanced products and services such as technology-based money transfer and payment services, including internet, digital wallet, other mobile money transfer services, and digital currencies, including cryptocurrencies. Failure to respond timely and well to these challenges could adversely impact our business, financial condition, results of operations, and cash flows. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternatives, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than our traditional cash/agent model or our current electronic money transfer model.

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

Money transfers and payments to, from, within, or between countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Government sanctions imposed with respect to Russia and Ukraine in February 2022 impacted our ability to offer services in the region, and in March 2022, we voluntarily suspended our operations in Russia and Belarus due to the Conflict. Further or prolonged instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations. Occasionally agents or their subagents have been required by their regulators to cease offering our services; see risk factor “Regulatory initiatives and changes in laws, regulations, industry practices and standards, and third-party policies affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

Rules implemented by regulators may also restrict our ability to distribute excess cash balances from our subsidiaries. For example, in connection with our decision to suspend operations in Russia and Belarus, we sought to distribute excess cash balances held in our Russian subsidiary. While we continue to pursue the distribution, our initial request to do so was denied by the Russian regulator. Currently, our Russian subsidiary holds approximately $21 million of excess cash balances, in addition to approximately $8 million of cash held to maintain its banking license. We have classified the excess cash balances as restricted cash, included within Other assets in our Consolidated Balance Sheets as of December 31, 2022. Rules implemented by the regulator could further restrict or delay this distribution. An inability to utilize or distribute excess cash from our Russian subsidiary or our other subsidiaries could have an adverse effect on our financial condition, results of operations, and cash flows.

Many of our agents outside the United States are post offices, which are often owned and operated by national governments. These governments may decide to change the terms under which they allow post offices to offer remittances and other financial services. For example, governments may decide to separate financial service operations from postal operations or mandate the creation or privatization of a “post bank,” which could result in the loss of agent locations, or they may require multiple service providers in their network. These changes could have an adverse effect on our ability to distribute or offer our services in countries that are material to our business.

We face credit, liquidity and fraud risks from our agents, consumers, businesses, and third-party processors that could adversely affect our business, financial condition, results of operations, and cash flows.

The significant majority of our Consumer-to-Consumer money transfer activity and our walk-in bill payment and money order activity is conducted through agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers, and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include master agents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are generally not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer.

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

To help ensure availability of our worldwide cash where needed, we utilize a variety of planning and financial strategies, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. These decisions can influence our overall tax rate and impact our total liquidity. Our overall liquidity may also be impacted by regulations or their interpretations that, if fully enacted or implemented, could require us to exchange collateral in connection with our derivative financial instruments used to hedge our exposures arising in connection with changes to foreign currency exchange and interest rates.

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

Although the pandemic has been ongoing for approximately three years, its course and impact on the global economy and our business has been unpredictable and has challenged industry forecasts, including from the World Bank, and the ultimate impact of the pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot reasonably predict the extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects of the pandemic have had an adverse effect on our business, financial condition, results of operations, and cash flows and could have a material adverse effect in the future.

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

Our ability to provide reliable service depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from unauthorized entry and computer viruses, ransomware, fire, natural disaster, power loss, telecommunications failure, war, terrorism, vendor failure, or other causes, many of which may be beyond our control or that of our service providers. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of natural disasters as well as related damage and business interruption. Additionally, any significant damage or interruptions in the computer information systems of our agents or other partners could result in a disruption in providing our services to consumers at their locations. Further, we and our vendors have been, and continue to be, the subject of cyber attacks, including distributed denial of service and ransomware attacks. These attackers and attacks, which may in some cases be initiated by nation-states, are increasingly sophisticated and primarily aimed at either interrupting our business or exploiting information security vulnerabilities, both of which expose us to financial losses. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material disruption to the Company’s business, but there can be no assurance that such attacks will not have a material adverse impact on the Company in the future. The safeguards we have designed to help prevent future security incidents and systems disruptions and to comply with applicable legal requirements may not be successful, and we may experience material security incidents, disruptions, or other problems in the future. We also may experience software defects, development delays, installation difficulties and other systems problems, which could harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, hardware, software, or applications that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. These applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of whom are located outside the United States, could adversely affect our business.

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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, on August 4, 2021, we entered an agreement to sell our Business Solutions business, as previously discussed. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may not realize all of the anticipated benefits from restructuring and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

Over the past few years, we have been engaged in restructuring actions and activities associated with business transformation, productivity improvement initiatives, and expense reduction measures. For example, in October 2022, we announced an operating expense redeployment program which aims to redeploy approximately $150 million in expenses in our cost base over the next 5 years, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people costs. We may implement additional initiatives in future periods. While these initiatives are designed to increase operational effectiveness and productivity and allow us to invest in strategic initiatives, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations, and may make it more difficult to attract and retain key personnel, any of which could negatively impact our results of operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these or similar initiatives, the costs to implement future initiatives are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

General Risks

Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, in December 2017, the Tax Act was enacted into United States law. Among other things, the Tax Act imposes a tax on certain previously undistributed foreign earnings, establishes minimum taxes related to certain payments deemed to erode the United States tax base, and retains and expands United States taxation on a broad range of foreign earnings (whether or not the earnings have been repatriated) while effectively exempting certain types of foreign earnings from United States tax. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. Based on our evaluation of the IRA, we do not believe we will be subject to the 15% book minimum tax in 2023. However, we will continue to monitor the application of the minimum tax in future periods.

Additionally, the Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. Most recently, the OECD, through an association of almost 140 countries known as the “inclusive framework,” has announced a consensus around further changes in traditional international tax principles

(“BEPS 2.0”) to address, among other things, perceived challenges presented by global digital commerce (“Pillar 1”) and the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On December 15, 2022, the European Union formally adopted the Pillar Two Directive and EU member states are expected to transpose the Pillar Two Directive into domestic law by December 31, 2023. Other countries are taking similar actions. We are evaluating developments to determine whether Pillar 2 will materially impact our financial position in the future. Any material change in tax laws or policies, or their interpretation, resulting from BEPS, BEPS 2.0, or other legislative proposals or inquiries could result in a higher effective tax rate on our earnings and have an adverse effect on our financial condition, results of operations, and cash flows.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and foreign taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2022, the total amount of unrecognized tax benefits was a liability of $237.2 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

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

The Western Union brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union® trademark or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union® trademarks, the Orlandi Valuta®, Vigo®, Pago Fácil®, Quick Collect®, Quick PaySM, Quick Cash®, Western Union Convenience Pay®, and other trademarks and service marks are also important to our Company and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

As of December 31, 2022, we held $1.3 billion in investment securities, the majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by a fund manager to manage the investment portfolio consistently with the fund prospectus or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2022, we had approximately $2.6 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future. Furthermore, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025.

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

Failure to attract, retain, and develop the key employees we need to support our objectives could have a material adverse impact on our business.

Much of our success depends on our ability to attract, retain, and develop key employees. Qualified individuals with experience in our industry are in high demand and we have faced and will continue to face competition globally to attract and retain a diverse workforce with skills that are critical to our success. In addition, legal or enforcement actions against compliance and other personnel in the money transfer industry may affect our ability to attract and retain key employees. Further, any failure to have in place and execute an effective succession plan for key employees could harm our business.

Risks Relating to Our Regulatory and Litigation Environment

As described under Part I, Item 1, Business, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities and many other countries and jurisdictions. Laws and regulations to which we are, or may in the future, be subject to including by virtue of the introduction of new products or acquisitions, include those related to: financial services generally, banking, anti-money laundering, countering the financing of terrorism, sanctions and anti-fraud, anti-bribery, anti-corruption, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, foreign exchange hedging services and the sale of spot, forward, and option currency contracts, cryptocurrency licensing and other regulations, prepaid access, taxation, accessibility, unclaimed property, the regulation of competition, consumer privacy, data protection and information security, cybersecurity, operational security, outsourcing, risk management, environmental, sustainability and governance reporting, including climate and social governance-related reporting, and other governance requirements applicable to regulated financial service providers. Further, where we cooperate with partners around the world to offer money transfer services marketed exclusively under the partners’ brands, the regulatory requirements applicable to us may vary. The failure by us, our agents, their subagents, or our partners to comply with any such laws or regulations could have an adverse effect on our business, financial condition, results of operations, and cash flows and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

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

The remittance industry, including Western Union, has come under increasing scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. For example, in early 2017, we entered into the Joint Settlement Agreements with the United States Department of Justice (“DOJ”), certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies, and in early 2018, we agreed to the NYDFS Consent Order. The ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have, an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. In many jurisdictions where Western Union is licensed to offer money transfer services, the license holder is responsible for ensuring the agent’s compliance with the rules that govern the money transfer service. For example, in the EU, Western Union is responsible for the compliance of our agents and their subagents when they are acting on behalf of Western Union Payment Services Ireland Limited, which is regulated by the Central Bank of Ireland. Thus, the risk of adverse regulatory action against Western Union because of actions by our agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Act also impose responsibility on us for any related compliance failures of our agents and their subagents.

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

In view of the UK’s departure from the EU on January 31, 2020, to ensure that our operations will continue in the UK, we set up a new payment institution to conduct money remittance in the UK, which was authorized by the Financial Conduct Authority in April 2019, and presently offers retail money transfer services via UK agents. We also applied for the UK branch of our Austrian banking subsidiary to be authorized by the UK PRA as a Third Country Branch (i.e., a UK branch of a non-UK bank), one avenue to continue to conduct our Branded Digital operations. Our application remains pending at this time. Since December 31, 2020, our digital business has been operating under the Temporary Permissions Regime introduced in the UK, which is available through December 31, 2023. If authorized as a Third Country Branch, this UK branch will be subject to certain additional UK regulatory requirements. Further, as a result of Brexit, including under the terms of any new regulatory authorizations we have and may obtain, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services. Since Brexit, UK laws and regulations in the financial services sector have largely maintained equivalence with related EU laws and regulations. We continue to monitor developments in this area, particularly those forthcoming under the Financial Services and Markets Bill 2022-23, which is going through UK Parliamentary scrutiny, and is expected to be passed in 2023. The Bill aims to recast the UK regulatory framework post-Brexit and will give the UK Government the power to repeal retained EU financial services legislation and create new regulator rule-making powers in areas currently covered by retained EU law, with the objective of promoting the growth and international competitiveness of the UK economy.

Our fees, profit margins, and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives (and increases in regulatory authority, oversight, and enforcement), changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal, or foreign governments, and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape, and is expected to continue to adversely affect our financial results. Existing, new, and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has affected and may continue to affect the manner in which we provide our services; see risk factor "The Dodd-Frank Act, the Electronic Funds Transfer Act and Regulation E, as well as the regulations required by these Acts and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities and could adversely affect our financial condition, results of operations, and cash flows." Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations, or practices could increase the risk of regulatory enforcement actions, fines, and penalties. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order.

In addition, U.S. policy makers have sought and may continue to seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico or other jurisdictions. For example, government sanctions imposed in February 2022 with respect to Russia and Ukraine impacted our ability to offer services in the region and we voluntarily suspended our operations in Russia and Belarus in March 2022. Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers and the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service, or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer service providers like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements, or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Regulatory initiatives and changes in laws, regulations, industry practices and standards, and third-party policies affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity.

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

Our regulatory status and the regulatory status of our agents and their subagents could affect our and their ability to offer our services. For example, we and our agents and their subagents rely on bank accounts to provide our Consumer-to-Consumer money transfer services. We also rely on bank accounts to provide our payment services. We and our agents and their subagents are considered Money Service Businesses (“MSBs”) under the BSA. Many banks view MSBs as a class of higher risk customers for purposes of their anti-money laundering programs. We and some of our agents and their subagents have had, and in the future may have, difficulty establishing or maintaining banking relationships due to the banks’ policies. If we or a significant number of our agents or their subagents are unable to maintain existing or establish new banking relationships under terms acceptable to us or our agents or consistent with those currently in place, or if we or these agents face higher fees to maintain or establish new bank accounts, our ability and the ability of our agents and their subagents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

The Dodd-Frank Act, the Electronic Funds Transfer Act and Regulation E, as well as the regulations required by these Acts and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities and could adversely affect our financial condition, results of operations, and cash flows.

Rules and regulations implemented under the Dodd-Frank Act have made and continue to make significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, which implements, examines compliance with and enforces federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices (“UDAAP”), the Electronic Funds Transfer Act (“EFTA”), and Regulation E. The CFPB’s regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: (i) a requirement to provide consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures and transaction receipts, including the disclosure of fees, foreign exchange rates and taxes, (ii) an obligation to resolve various errors, including certain errors that may be outside our control, and (iii) an obligation at a consumer’s request to cancel transactions that have not been completed. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results. In addition, the Dodd-Frank Act and interpretations and actions by the CFPB have had, and could continue to have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business. In addition, these regulations impose responsibility on us for any related compliance failures of our agents.

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

The effect of the Dodd-Frank Act, the EFTA, Regulation E, and the CFPB on our business and operations has been and will continue to be significant, and the application of the associated implementing regulations to our business may differ from the application to certain of our competitors, including banks.

Various jurisdictions in the United States and outside the United States have consumer protection laws and regulations, and numerous governmental agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve globally, and new or enhanced consumer protection laws and regulations may be adopted. Governmental agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating their efforts to protect consumers. For instance, the International Consumer Protection and Enforcement Network (“ICPEN”) is an organization composed of consumer protection authorities from over 70 countries that provides a forum for developing and maintaining regular contact between consumer protection agencies and focusing on consumer protection concerns. By encouraging cooperation between agencies, ICPEN aims to enable its members to have a greater impact with their consumer protection laws and regulations. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects to our business.

Rules adopted under the Dodd-Frank Act by the CFTC, as well as the provisions of the EMIR and its technical standards, which are directly applicable in the member states of the EU, have subjected most of our foreign exchange hedging transactions, including certain intercompany hedging transactions and certain of the corporate interest rate hedging transactions we may enter into in the future, to reporting, recordkeeping, and other requirements. Following Brexit, EMIR and the MiFID II have been retained as UK law pursuant to the European Union (Withdrawal) Act 2018 UK. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK, have implemented, are implementing, or may implement regulations similar to those described above. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will result in additional costs or impact the way we conduct our hedging activities. For example, the regulatory regimes for derivatives in the United States, the EU, and the UK, such as under the Dodd-Frank Act and MiFID II, are continuing to evolve. Any changes to such regimes, our designation under such regimes, or the implementation of new rules under such regimes, such as future registration requirements and increased regulation of derivatives contracts, may result in additional costs to our business. Other jurisdictions outside the United States, the EU, and the UK, have implemented, are implementing, or may implement regulations similar to those described above, and these will result in greater costs to us as well. Our implementation of these requirements has resulted, and will continue to result, in additional costs to our business. Moreover, following Brexit, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services. Furthermore, our failure to implement these requirements correctly could result in fines and other sanctions, as well as necessitate a temporary or permanent cessation to some or all of our derivative related activities. Any such fines, sanctions, or limitations on our business could adversely affect our operations and financial results.

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations, and financial condition.

We are subject to extensive requirements relating to data privacy and security under federal, state, and foreign laws. These laws and requirements continue to evolve and may become increasingly difficult to comply with. For example, the FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in significant fines and multi-year agreements governing the settling companies’ privacy practices. In addition, the U.S. Securities and Exchange Commission and the New York Department of Financial Services have proposed new rules or amendments to existing rules that would modify reporting requirements and add prescriptive requirements relating to cybersecurity programs. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state, and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, in 2018, the EU implemented the GDPR, and other countries have enacted similar legislation, such as Brazil’s General Data Protection Law (“LGPD”), which became effective in 2020, and China’s Personal Information Protection Law ("PIPL"), which became effective in November 2021. The GDPR, LGPD, and PIPL impose obligations and present the risk of substantially increased penalties for non-compliance, including the possibility of not only fines but also enforcement action that may require an organization to cease certain of its data processing activities. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, in 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for companies transferring personal data from the EU to the U.S., and imposed additional obligations on companies such as Western Union when transferring personal data from the EU to the U.S. and other jurisdictions. This may result in increased costs of compliance and limitations on us. Further, this CJEU decision or other regulatory changes relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, which could also adversely impact our business, financial condition, and operating results. We have incurred, and we expect to continue to incur, expenses to meet the obligations of the GDPR and other similar legislation and new interpretations of their requirements. We are also subject to data privacy and security laws in various states, such as the California Consumer Privacy Act and the Colorado Privacy Act, that impose heightened data privacy requirements on companies that collect information from state residents and create a broad set of privacy rights and remedies modeled in part on the GDPR. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

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

We are subject to requirements and guidelines related to financial soundness and strength, and if we fail to meet current or changing requirements or guidelines, including maintaining sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide, our business, financial condition, results of operations, and cash flows could be adversely affected.

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness and other obligations, including those related to the tax imposed on certain of our previously undistributed foreign earnings pursuant to the Tax Act, which could make it more difficult to meet these requirements or any additional requirements. In addition, although we are not a bank holding company for purposes of United States law or the law of any other jurisdiction, as a global provider of payment services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to raise capital immediately or retain earnings over a period of time. Our regulators also impose restrictions on our ability to use cash generated by our regulated subsidiaries such as those related to minimum qualifying investments, net worth requirements, and restrictions on transferring assets outside of the countries where those assets are located. For instance, our regulators specify the amount and composition of eligible assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets. Further, some jurisdictions use tangible net worth and other financial strength guidelines to evaluate financial position. If our regulated subsidiaries do not abide by these guidelines, they may be subject to heightened review by these jurisdictions, and the jurisdictions may be more likely to impose new formal financial strength requirements. Additional financial strength requirements imposed on our regulated subsidiaries or significant changes in the regulatory environment for money transfer providers could impact our primary source of liquidity. Any change or increase in these regulatory requirements or guidelines could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Consent Agreements and Litigation

Our business is the subject of consent agreements with or enforcement actions by regulators.

In early 2017, the Company entered into Joint Settlement Agreements with the DOJ, certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also required the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. Western Union has continuing obligations under the FTC Consent Order, which is a permanent injunction, as well as the requirement to submit annual reports to the FTC through January 2028. The ongoing obligations under the Joint Settlement Agreements have had and could have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has also faced actions from other regulators as a result of the Joint Settlement Agreements. For example, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the Deferred Prosecution Agreement (the “DPA”) with the DOJ and with certain other United States Attorney’s Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to the NYDFS Consent Order with the NYDFS, which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. The term of the DPA expired in January 2020, and it was dismissed in March 2020, and the term of the Independent Compliance Auditor under the FTC Consent Order ended in May 2020. Notwithstanding, if the Company fails to comply with its continuing obligations under the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards, or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Our business is, and may in the future be, the subject of litigation, including purported class action litigation, and regulatory actions, which could result in material settlements, judgments, fines, or penalties.

As a company that provides global financial services primarily to consumers, we are, and may in the future be, subject to litigation, including purported class action litigation, and regulatory actions alleging violations of consumer protection, anti-money laundering, sanctions, securities laws, and other laws, both foreign and domestic. Any such regulatory enforcement may be applied inconsistently across the industry, resulting in increased costs for the Company that may not be incurred by competitors. We also are subject to claims asserted by consumers based on individual transactions. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses, or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement, any of which could occur or intensify as a result of the Joint Settlement Agreements, are likely to continue to result in changes to our business, as well as increased costs, supervision, and examination for both ourselves and our agents and subagents. These developments have had, and we believe will continue to have, an adverse effect on our business, financial condition, and results of operations, and in turn may result in additional litigation or other actions. For more information, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Commitments and Contingencies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Properties and Facilities

As of December 31, 2022, we occupied facilities in nearly 45 countries. All of these facilities were leased. Our office in Denver, Colorado serves as our corporate headquarters. Our offices in Dublin, Ireland and Barbados represent key operational and leadership locations. We also operate shared service centers in Lithuania, Costa Rica, India, and the Philippines. Our facilities are shared and primarily used for operational, sales, and administrative purposes in support of our Consumer-to-Consumer and Business Solutions segments, and other services.

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements and may consolidate and dispose of or sublet facilities which are no longer required or acquire new facilities and update existing facilities to meet the needs of our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 2,915 stockholders of record as of February 17, 2023. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2022:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
October 1 - 31	102,097	$13.47	—	$823.2
November 1 - 30	5,891,930	$13.75	5,888,977	$742.2
December 1 - 31	6,802,617	$13.86	6,783,007	$648.2
Total	12,796,644	$13.81	12,671,984

(a)
These amounts represent both shares authorized by the Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024, of which $648.2 million remained available as of December 31, 2022. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Stock-Based Compensation Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2022 and 2021, the Board of Directors declared quarterly cash dividends of $0.235 per common share. The dividends were payable on December 30, September 30, June 30, and March 31 for 2022 and December 31, September 30, June 30, and March 31 for 2021. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice, and any other factors that the Board of Directors believes are relevant. In connection with the IRA, there will be a 1% excise tax on net share repurchases made after December 31, 2022, which will increase our cost to repurchase shares in future periods. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will depend primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations, and their ability to pay dividends and distribute cash may be restricted. In addition, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025, as discussed in the Capital Resources and Liquidity section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These payments will adversely affect our cash flow and liquidity and may adversely affect future share repurchases.

On February 7, 2023, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10‑K. This Annual Report on Form 10‑K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10‑K. See “Risk Factors” and “Forward-Looking Statements.”

Overview

We are a leading provider of money movement and payment services, operating in two business segments:

•
Consumer-to-Consumer - Our Consumer-to-Consumer operating segment facilitates money transfers, which are primarily sent from our retail agent locations worldwide or through websites and mobile devices. Our money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Business Solutions - Our Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The majority of the segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in limited countries, we write foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, and this business is expected to be fully divested in the second quarter of 2023 as discussed below.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2022 compared to the same period in 2021. For discussion of our consolidated results of operations and segment results for the year ended December 31, 2021 compared to the same period in 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

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

Our revenues and operating income for the year ended December 31, 2022 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $185.5 million for the year ended December 31, 2022 relative to the prior year. Fluctuations in the United States dollar compared to foreign currencies negatively impacted operating income by $5.0 million for the year ended December 31, 2022 relative to the prior year.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the "Buyer") for cash consideration of $910.0 million. The sale is expected to be completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. The third closing, which is currently expected to occur in the second quarter of 2023 pending required regulatory approvals, includes the European Union operations. During the periods between the first and third closings, we are required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while we owned them, adjusted for the provision for income taxes, occupancy charges for employees of the Buyer using our facilities, and other items.

Business Solutions revenues included in our Consolidated Statements of Income were $196.9 million and $421.8 million, and direct operating expenses, excluding corporate allocations, were $140.3 million and $317.7 million for the years ended December 31, 2022 and 2021, respectively. Costs related to the review and closing of this divestiture were $5.2 million and $14.4 million for the years ended December 31, 2022 and 2021, respectively.

In March 2022, we suspended our operations in Russia and Belarus, which are included in our Consumer-to-Consumer segment, due to the Russia/Ukraine conflict (the "Conflict"). Revenues associated with the Russia and Belarus operations, including transactions sent from, into, and within these countries for the years ended December 31, 2022 and 2021 were approximately $28 million and $145 million, respectively. The Conflict has had and is expected to continue to have broader implications to our overall business, including reduced transaction activity in Ukraine. We expect that our results of operations will continue to be negatively impacted by this Conflict into 2023.

The following table sets forth our consolidated results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	% Change
Revenues	$4,475.5	$5,070.8	(12)%
Expenses:
Cost of services	2,626.4	2,896.4	(9)%
Selling, general, and administrative	964.2	1,051.3	(8)%
Total expenses	3,590.6	3,947.7	(9)%
Operating income	884.9	1,123.1	(21)%
Other income/(expense):
Gain on divestiture of business	248.3	—	(a)
Gain on sale of noncontrolling interest in a private company	—	47.9	(a)
Pension settlement charges	—	(109.8)	(a)
Interest income	13.9	1.4	(a)
Interest expense	(101.0)	(105.5)	(4)%
Other expense, net	(37.5)	(21.7)	(a)
Total other income/(expense), net	123.7	(187.7)	(a)
Income before income taxes	1,008.6	935.4	8%
Provision for income taxes	98.0	129.6	(24)%
Net income	$910.6	$805.8	13%
Earnings per share:
Basic	$2.35	$1.98	19%
Diluted	$2.34	$1.97	19%
Weighted-average shares outstanding:
Basic	387.2	406.8
Diluted	388.4	408.9

(a)
Calculation not meaningful.

Revenues Overview

Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and the difference between the exchange rate we set to the customer and a rate available in the wholesale foreign exchange market, as applicable. We also offer several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. We have also disclosed the impact of our Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the year ended December 31, 2022 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(dollars in millions)	2022	2021	% Change
Revenues, as reported - (GAAP)	$4,475.5	$5,070.8	(12)%
Foreign currency impact(a)			4%
Divestitures impact(b)			4%
Revenue change, constant currency adjusted, excluding Business Solutions - (Non-GAAP)			(4)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $185.5 million for the year ended December 31, 2022 when compared to foreign currency rates in the prior year.
(b)
Business Solutions revenues included in our results were $196.9 million and $421.8 million for the years ended December 31, 2022 and 2021, respectively.

In addition to the decline in revenues associated with fluctuations in exchange rates between the United States dollar and foreign currencies as well as our Business Solutions divestiture, GAAP and non-GAAP revenues decreased due to a transaction decline in our Consumer-to-Consumer segment, including as a result of the suspension of our operations in Russia and Belarus for the year ended December 31, 2022 when compared to the prior year.

Operating Expenses Overview

Operating expense redeployment program

On October 20, 2022, we announced an operating expense redeployment program which aims to redeploy approximately $150 million in expenses in our cost base over the next 5 years, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people costs. We believe these changes will allow us to invest in strategic initiatives. The timing and pace of this redeployment may vary, and we believe that we will continue to refine aspects of the program into 2023. We incurred $2.7 million and $19.1 million of Cost of services and Selling, general, and administrative expenses, respectively, related to this program for the year ended December 31, 2022.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the year ended December 31, 2022. Cost of services decreased for the year ended December 31, 2022 compared to the prior year primarily due to a decrease in Consumer-to-Consumer money transfer agent commissions, which generally vary with revenues, and a decrease associated with the Business Solutions divestiture, as discussed above, partially offset by increased investments in information technology.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the year ended December 31, 2022 compared to the prior year due to a decrease associated with the Business Solutions divestiture, as discussed above, and a decrease in employee-related expenses. The decrease was partially offset by an increase in marketing costs, severance and other costs associated with the operating expense redeployment initiatives, as discussed above, and exit costs associated with the suspension of our Russian and Belarus operations and the Business Solutions divestiture, as discussed below.

Total Other Income/(Expense), Net

Total other income/(expense), net for the year ended December 31, 2022 compared to the prior year benefited from the gain on the first two closings of the Business Solutions divestiture, pension settlement charges incurred in the prior period and a reduction in net periodic pension costs due to the termination of our U.S. defined benefit pension plan (the "Plan") in the fourth quarter of 2021, and debt extinguishment costs incurred in the prior period. This was partially offset by a prior year gain of $47.9 million recorded from the sale of a substantial majority of shares we held as a noncontrolling investor in a private company and by the expense associated with payment obligations to the Buyer of the Business Solutions business for a measure of the profits, as contractually agreed, from the European Union and United Kingdom operations subsequent to the first closing.

Income Taxes

Our effective tax rates on pre-tax income were 9.7% and 13.9% for the years ended December 31, 2022 and 2021, respectively. The decrease in our effective tax rate for the year ended December 31, 2022 compared to the prior year was primarily due to the reversal of uncertain tax positions, including from statute of limitations expirations and the completion of the examination of our federal income tax returns for 2017 and 2018, as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Income Taxes, as well as tax expense incurred in the prior period related to changes in our permanent reinvestment assertions, partially offset by the sale of the Business Solutions business and our decision to suspend operations in Russia and Belarus.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2022, the total amount of tax contingency reserves was $237.2 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

A significant proportion of our profits are foreign-derived. For the years ended December 31, 2022 and 2021, 95% and 106%, respectively, of our pre-tax income was derived from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in foreign tax laws.

Earnings Per Share

During the years ended December 31, 2022 and 2021, basic earnings per share were $2.35 and $1.98, respectively, and diluted earnings per share were $2.34 and $1.97, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. As of December 31, 2022 and 2021, there were 8.0 million and 2.3 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock and restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above our weighted-average share price during the periods and their effect was anti-dilutive.

Earnings per share for the year ended December 31, 2022 compared to the prior year were impacted by the previously described factors impacting net income and a lower number of shares outstanding. The lower number of shares outstanding for the year ended December 31, 2022 compared to the prior year is due to stock repurchases exceeding stock issuances under our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions. On August 4, 2021, we entered into an agreement to sell our Business Solutions business, as discussed above. The operations of the Business Solutions business to be sold in the third closing will continue to be included in Revenues and Operating income after the second closing. However, between the first and third closings, we are required to pay the Buyer a measure of the profits from these operations, while we owned them, adjusted for other charges, and this expense is recognized in Other income/(expense), net in the Consolidated Statements of Income.

During the year ended December 31, 2022, we incurred $10.0 million and $7.7 million of exit costs associated with the suspension of our Russia and Belarus operations and the Business Solutions divestiture, respectively. These exit costs are primarily related to severance and non-cash impairments of property and equipment, an operating lease right-of-use asset, and other intangible assets. During the year ended December 31, 2022, we also incurred $21.8 million of costs associated with our operating expense redeployment program, as described above, primarily related to severance and non-cash impairments of an operating lease right-of-use asset and property and equipment. While certain of the above expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

The business segment measurements provided to, and evaluated by, our CODM are computed in accordance with the following principles:

•
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
•
Corporate costs, including overhead expenses, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.
•
All items not included in operating income are excluded from the segments.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Consumer-to-Consumer	89%	87%
Business Solutions	5%	8%
Other	6%	5%
	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(dollars and transactions in millions)	2022	2021	% Change
Revenues	$3,993.5	$4,394.0	(9)%
Operating income	$765.1	$977.6	(22)%
Operating income margin	19%	22%
Key indicator:
Consumer-to-Consumer transactions	274.1	305.9	(10)%

Our Consumer-to-Consumer money transfer service facilitates money transfers sent from our retail agent locations worldwide and our Branded Digital services. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. By means of common processes and systems, these regions, including Branded Digital, create one interconnected global network for consumer transactions, thereby constituting one Consumer-to-Consumer money transfer business and one operating segment.

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the years ended December 31, 2022 and 2021. Where reported separately in the discussion below, Branded Digital consists of 100% of the transactions conducted and funded through that channel.

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

	Year Ended December 31, 2022
			Constant
	Revenue		Currency
	Growth /	Foreign	Revenue
	(Decline)	Exchange	Growth(a) /	Transaction
	as Reported -	Translation	(Decline) -	Growth/
	(GAAP)	Impact	(Non-GAAP)	(Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	(4)%	0%	(4)%	(5)%
Europe and Russia/CIS ("EU & CIS")	(20)%	(5)%	(15)%	(25)%
Middle East, Africa, and South Asia ("MEASA")	(4)%	(2)%	(2)%	(1)%
Latin America and the Caribbean ("LACA")	4%	(3)%	7%	5%
East Asia and Oceania ("APAC")	(13)%	(4)%	(9)%	(12)%
Total Consumer-to-Consumer growth:	(9)%	(3)%	(6)%	(10)%

Branded Digital(b)	(3)%	(2)%	(1)%	0%

(a)
Constant currency revenue growth/(decline) assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	40%	37%
EU & CIS	28%	32%
MEASA	16%	15%
LACA	10%	9%
APAC	6%	7%

Branded Digital, which is included in the regional percentages above, represented approximately 22% and 20% of our Consumer-to-Consumer revenues for the years ended December 31, 2022 and 2021, respectively.

Our consumers transferred $93.6 billion and $104.1 billion in Consumer-to-Consumer cross-border principal for the years ended December 31, 2022 and 2021, respectively. The decrease in cross-border principal transferred during the year ended December 31, 2022 compared to the prior year is primarily attributable to a decline in Consumer-to-Consumer transactions, including as a result of the suspension of our operations in Russia and Belarus, as discussed above, as well as fluctuations in exchange rates between the United States dollar and foreign currencies. Consumer-to-Consumer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer-to-Consumer money transfer revenue decreased 9% and transactions decreased 10% for the year ended December 31, 2022 compared to the prior year, due in part to the suspension of our operations in Russia and Belarus, which negatively impacted Consumer-to-Consumer revenues and transactions by 2% and 6%, respectively. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 3% for the year ended December 31, 2022 compared to the prior year. Constant currency revenue decreased 6% for the year ended December 31, 2022.

In our Consumer-to-Consumer regions, the decrease in NA revenue for the year ended December 31, 2022 compared to the prior year was primarily due to decreases in transactions sent from and within the United States. The EU & CIS region experienced transaction volume and revenue declines in Russia and Belarus, France, Germany, and the United Kingdom and was also impacted by promotional pricing. As noted above, our EU & CIS revenues were negatively impacted by our suspension of operations in Russia and Belarus in the year ended December 31, 2022 and will continue to be negatively impacted into 2023.

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

Operating Income

Consumer-to-Consumer operating income decreased 22% during the year ended December 31, 2022 compared to the prior year primarily due to the decrease in revenues, as discussed above, and increases in marketing costs and investments in information technology, partially offset by decreases in agent commissions, which generally vary with revenues, and decreased employee-related expenses.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(dollars in millions)	2022	2021	% Change
Revenues	$196.9	$421.8	(53)%
Operating income	$58.5	$95.5	(39)%
Operating income margin	30%	23%

Revenues

Business Solutions revenue decreased 53% for the year ended December 31, 2022 compared to the prior year, primarily due to the first closing of the sale of our Business Solutions business, which occurred on March 1, 2022, as described further above. Fluctuations in the exchange rates between the United States dollar and foreign currencies negatively impacted revenue by 4% for the year ended December 31, 2022 compared to the prior year.

Operating Income

For the year ended December 31, 2022, Business Solutions operating income and operating income margin was impacted by the first closing of the sale of our Business Solutions business, partially offset by a reduction in depreciation and amortization expenses, including as a result of classifying our Business Solutions business as held for sale in August 2021.

Effective January 1, 2022, we stopped allocating corporate costs to our Business Solutions segment, given our agreement to sell this business.

Other

Other primarily consists of our cash-based bill payment businesses in Argentina and the United States, in addition to our money order services.

The following table sets forth Other results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(dollars in millions)	2022	2021	% Change
Revenues	$285.1	$255.0	12%
Operating income	$100.8	$50.0	(a)
Operating income margin	35%	20%

(a)
Calculation not meaningful.

Revenues

Other revenues increased 12% for the year ended December 31, 2022 compared to the prior year primarily due to transaction growth in our cash-based bill payments services offered at retail locations in Argentina, as well as growth in our business-to-consumer payments, partially offset by the strengthening of the United States dollar against the Argentine peso.

Operating Income

Other operating income increased for the year ended December 31, 2022 compared to the prior year primarily due to increased revenues, the reimbursement of expenses associated with transition services provided after the first closing of the sale of our Business Solutions business, and decreased costs associated with strategic initiatives, including for the review of mergers, acquisitions, and divestitures.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of payments for employee and agent incentives, interest payments on our outstanding borrowings, and timing of income tax payments, among other items. Many of our annual employee incentive compensation and agent incentive payments are made in the first quarter following the year they were incurred. The majority of our interest payments are due in the second and fourth quarters, which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. These payments are due in the second quarter of each year through 2025.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.5 billion revolving credit facility (“Revolving Credit Facility”), which expires in January 2025 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of December 31, 2022, we had no outstanding borrowings on our Revolving Credit Facility and $180.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of December 31, 2022 and 2021, we had Cash and cash equivalents of $1,291.1 million and $1,246.0 million, which includes $5.2 million and $37.7 million related to Business Solutions, respectively. As described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Divestitures, Investment Activities, and Goodwill, we collected the entire cash consideration related to the sale of our Business Solutions business, subject to regulatory approval and other closing conditions. We invested a portion of these proceeds temporarily in reverse repurchase agreements, as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurements.

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

Investment securities, classified within Settlement assets on the Consolidated Balance Sheets, were $1,333.4 million and $1,398.9 million as of December 31, 2022 and 2021, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Settlement Assets and Obligations for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2022, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2022 decreased to $581.6 million from $1,045.3 million for the year ended December 31, 2021. Excluding the gain on the sale of the Business Solutions business, as the pre-tax proceeds from this divestiture are reflected in Cash provided by investing activities, net income would have decreased for the year ended December 31, 2022, which resulted in a decrease to cash provided by operating activities. In addition, Cash provided by operating activities for the year ended December 31, 2022 was negatively impacted by higher income taxes paid, including those related to the gain on the sale of the Business Solutions business. Cash provided by operating activities is also impacted by fluctuations in our working capital balances, among other factors.

Financing Resources

As of December 31, 2022, we had the following outstanding borrowings (in millions):

Commercial paper	$180.0
Notes:
4.250% notes due 2023(a)	300.0
2.850% notes due 2025(a)	500.0
1.350% notes due 2026(a)	600.0
2.750% notes due 2031(a)	300.0
6.200% notes due 2036(a)	500.0
6.200% notes due 2040(a)	250.0
Total borrowings at par value	2,630.0
Debt issuance costs and unamortized discount, net	(13.2)
Total borrowings at carrying value(b)	$2,616.8

(a)
The difference between the stated interest rate and the effective interest rate is not significant.
(b)
As of December 31, 2022, our weighted-average effective rate on total borrowings was approximately 3.9%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2022 and 2021, we had $180.0 million and $275.0 million in commercial paper borrowings outstanding, respectively. Our commercial paper borrowings as of December 31, 2022 had a weighted-average annual interest rate of approximately 4.6% and a weighted-average term of approximately 3 days. During the years ended December 31, 2022 and 2021, the average commercial paper balance outstanding was $192.9 million and $140.0 million, respectively, and the maximum balance outstanding was $725.0 million and $575.0 million, respectively. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

Revolving Credit Facility

On December 18, 2018, we entered into a credit agreement providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility, with a final maturity date of January 8, 2025. On October 31, 2022, we amended our Revolving Credit Facility to transition away from the London Interbank Offered Rate and allow us to draw loans payable based upon the Secured Overnight Financing Rate, the Euro Interbank Offered Rate, or the Sterling Overnight Index Average.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected term benchmark rate plus an interest rate margin of 110 basis points. A facility fee is also payable quarterly at an annual rate of 15 basis points on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings.

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of December 31, 2022 and 2021, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

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

Notes

For a discussion regarding the terms and maturities of our notes, please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Borrowings.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs, and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity, and the overall business.

Our Revolving Credit Facility contains interest rate margins which are determined based on certain of our credit ratings and also contains a facility fee that is based on our credit ratings. In addition, the interest rates payable on our notes due in 2023, 2025, 2026, and 2031 can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade, as further described below. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility contains covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the notes due in 2036 contain covenants limiting or restricting subsidiary indebtedness, and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility requires us to maintain a consolidated adjusted Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense, (iv) amortization expense, (v) any other non-cash deductions, losses or charges made in determining net income/(loss) for such period, and (vi) extraordinary, non-recurring, or unusual losses or charges (including costs and expenses of litigation included in operating income), minus extraordinary, non-recurring or unusual gains provided that the amount added back to net income (or net loss) for such extraordinary, non-recurring or unusual losses, expenses or charges may not exceed 10% of adjusted EBITDA, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 11:1 for the year ended December 31, 2022.

For the year ended December 31, 2022, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow, and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Certain of our notes (including our notes due in 2023, 2025, 2026, 2031, and 2040) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving us and, among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies.

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

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $208.2 million and $214.6 million in 2022 and 2021, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure.

Share Repurchases and Dividends

During the years ended December 31, 2022 and 2021, 22.3 million and 19.5 million shares, respectively, have been repurchased for $351.8 million and $400.0 million, respectively, excluding commissions, at an average cost of $15.81 and $20.56, respectively, under the share repurchase authorizations approved by our Board of Directors, including one which expired on December 31, 2021. On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. As of December 31, 2022, $648.2 million remained available under this share repurchase program.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in all four quarters of 2022 and 2021, representing $361.6 million and $380.5 million in total dividends, respectively. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 7, 2023, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2023.

Material Cash Requirements

Debt Service Requirements

Notes with an aggregate principal amount of $300.0 million will mature in June 2023. We may repay this maturity through proceeds from commercial paper issuance and cash, including cash generated from operations, or we may refinance this maturity through the issuance of term debt.

As of December 31, 2022, the total projected interest payments on outstanding borrowings were $845.7 million, of which $83.5 million is expected to be paid in the next 12 months. We have estimated our future interest payments based on the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes. However, we may refinance all or a portion of our borrowings in future periods.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $478 million remained as of December 31, 2022. We elected to pay this liability in periodic installments through 2025. Under the terms of the law, we owe 15% of the original liability in 2023, with 20% and 25% of the tax owed in 2024 and 2025, respectively. During the years ended December 31, 2022 and 2021, we made installment payments of $63.7 million and $63.4 million, respectively. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2022, we had approximately $240 million of outstanding purchase obligations, of which approximately $140 million is expected to be paid in the next 12 months. Many of our contracts contain clauses that allow us to terminate the contract with notice and with a termination penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults on our contractual obligations or incurred significant penalties for termination of our contractual obligations.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Pension Plan

On July 22, 2021, our Board of Directors approved a plan to terminate and settle our frozen defined benefit pension plan (the "Plan"). Upon settlement in the fourth quarter of 2021, we transferred Plan assets to an insurance company that will provide for and pay the remaining benefits to participants. We incurred approximately $109.8 million of charges associated with this settlement in the prior year. The pre-tax balance in Accumulated other comprehensive loss associated with the Plan, along with costs related to the settlement, were recorded as a component of Total other income/(expense), net, with the related income tax effects recorded in Provision for income taxes, in the Consolidated Statements of Income.

Other Commercial Commitments

We had approximately $390 million in outstanding letters of credit and bank guarantees as of December 31, 2022 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition is based on our consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities, and other related disclosures. Actual results may or may not differ from these estimates. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies.

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

Our tax contingency reserves for our uncertain tax positions as of December 31, 2022 were $237.2 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations, and cash flows. Furthermore, the timing of any related cash payments for these tax liabilities is inherently uncertain and is affected by variable factors outside our control.

Derivative Financial Instruments

We have used derivatives to: (i) minimize our exposures related to changes in foreign currency exchange rates and, periodically, interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers. We recognize all derivatives in our Consolidated Balance Sheets at their fair value. Certain of our derivative arrangements are designated as cash flow hedges at the time of inception while those that do not qualify for cash flow hedge accounting are not designated as accounting hedges.
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

The accounting guidance related to derivative accounting is complex and contains strict documentation requirements. The details of each designated hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, and how effectiveness is being assessed. The derivative must be highly effective in offsetting the changes in cash flows of the hedged item, and effectiveness is evaluated quarterly on a retrospective and prospective basis. If the hedge is no longer deemed effective, we discontinue applying hedge accounting to that relationship on a prospective basis.

We have foreign currency and interest rate accounting hedges that are designated as cash flow hedges. If these hedges no longer qualify under hedge accounting, the change in the fair value of these derivatives would be reflected into earnings, which could have a significant impact on our reported results. As of December 31, 2022, the cumulative pre-tax unrealized gain currently classified within AOCL that would be reflected in earnings if these hedges were disqualified from hedge accounting was $26.0 million.

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

The carrying value of goodwill as of December 31, 2022 was $2,096.0 million, which represented approximately 25% of our consolidated assets. As of December 31, 2022, goodwill of $1,980.7 million and $61.4 million resides in our Consumer-to-Consumer and Business Solutions reporting units, respectively, while the remaining $53.9 million resides in

Other. For the years ended December 31, 2022 and 2021, we did not record any goodwill impairments. For the reporting units that comprise Consumer-to-Consumer and Other, the fair values of the businesses significantly exceed their carrying amounts. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, and this business is expected to be fully divested in the second quarter of 2023, as described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Divestitures, Investment Activities, and Goodwill. As of December 31, 2022, the goodwill related to the Business Solutions reporting unit is included in Assets held for sale on the Consolidated Balance Sheets.

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

Disruptions to contractual relationships, significant declines in cash flows or transaction volumes associated with contracts, or other issues significantly impacting the future cash flows associated with the contract would cause us to evaluate the recoverability of the asset and could result in an impairment charge. The net carrying value of our other intangible assets as of December 31, 2022 was $459.3 million and includes $1.4 million of other intangibles related to the Business Solutions business, which is classified as held for sale. During the years ended December 31, 2022 and 2021, we recorded immaterial impairments related to other intangible assets.

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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the significant majority of our agents in United States dollars, Mexican pesos, or euros, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities ranging from a few days to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer and bill payment transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and a rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and, to a lesser degree, the British pound, the Canadian dollar, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

As of December 31, 2022, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $40 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2022 of approximately $2.7 billion. Approximately $1.6 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market investments, state and municipal variable-rate securities, and reverse repurchase agreements and are included in our Consolidated Balance Sheets within Cash and cash equivalents, Settlement assets, and Other assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remaining interest-bearing assets pay fixed interest rates and primarily consist of highly-rated state and municipal debt securities and asset-backed securities. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption and are classified within Settlement assets in the Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within Settlement assets in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from our Total stockholders' equity in our Consolidated Balance Sheets.

Borrowings under our commercial paper program mature in such a short period that the financing is also effectively floating rate. As of December 31, 2022, there were $180.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions, although there were no such swaps outstanding as of December 31, 2022. As of December 31, 2022, our weighted-average effective rate on total borrowings was approximately 3.9%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to annual pre-tax income of approximately $2 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on December 31, 2022. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2022 that bear interest at floating rates, would result in an offsetting increase/decrease to annual pre-tax income of approximately $16 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2022, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control Over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity/(deficit) for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity/(deficit) for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Business Solutions divestiture

Description of the matter

As described in Note 5 to the consolidated financial statements, the Company entered into an agreement in August 2021 to sell its Business Solutions business for cash consideration of $910.0 million. The sale is being completed in multiple closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. The second closing, comprising the operations in the United Kingdom, occurred on December 31, 2022, and resulted in a gain of $96.9 million. The remaining assets of the Business Solutions business have been presented as held for sale, along with the associated liabilities, and the proceeds allocated to these operations of approximately $104 million have been classified within Other liabilities in the Consolidated Balance Sheets.

Auditing the Business Solutions divestiture was especially challenging given the judgment required to determine the allocation of proceeds to the multiple closings and the complexity of international tax laws considered in determining the appropriate income tax accounting for the transaction.

How we Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for the Business Solutions divestiture. For example, we tested controls over management's review of the accounting treatment of the transaction and calculating the gain on sale.

Our audit procedures included, among others, inspecting the transaction agreement, assessing the reasonableness of judgments, testing the accuracy of the gain on sale calculation and evaluating the adequacy of the Company's disclosures related to the Business Solutions divestiture. For example, we evaluated the appropriateness of the Company’s methodology and related judgments for allocating proceeds to the multiple closings and performed sensitivity analyses of significant assumptions to evaluate changes in the fair value of the divestiture components resulting from changes in the assumptions. In addition, we tested the Company’s separation of Business Solutions assets and liabilities by inspecting the Company’s accounting records and evaluating for consistency with the terms of the transaction agreement. We also involved our tax professionals, including those with jurisdictional expertise, in evaluating the appropriateness of the Company’s accounting for the income tax effects of the transaction, taking into consideration our knowledge of and experience with the application of international and local income tax laws by the relevant income tax authorities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Denver, Colorado
February 23, 2023

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$4,475.5	$5,070.8	$4,835.0
Expenses:
Cost of services	2,626.4	2,896.4	2,826.5
Selling, general, and administrative	964.2	1,051.3	1,041.2
Total expenses(a)	3,590.6	3,947.7	3,867.7
Operating income	884.9	1,123.1	967.3
Other income/(expense):
Gain on divestiture of business (Note 5)	248.3	—	—
Gain on sale of noncontrolling interest in a private company (Note 5)	—	47.9	—
Pension settlement charges (Note 12)	—	(109.8)	—
Interest income	13.9	1.4	3.2
Interest expense	(101.0)	(105.5)	(118.5)
Other income/(expense), net	(37.5)	(21.7)	3.1
Total other income/(expense), net	123.7	(187.7)	(112.2)
Income before income taxes	1,008.6	935.4	855.1
Provision for income taxes	98.0	129.6	110.8
Net income	$910.6	$805.8	$744.3
Earnings per share:
Basic	$2.35	$1.98	$1.81
Diluted	$2.34	$1.97	$1.79
Weighted-average shares outstanding:
Basic	387.2	406.8	412.3
Diluted	388.4	408.9	415.2

(a)
As further described in Note 7, total expenses include amounts incurred with related parties of $48.8 million, $54.7 million, and $54.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$910.6	$805.8	$744.3
Other comprehensive income, net of reclassifications and tax (Note 14):
Unrealized gains/(losses) on investment securities	(99.8)	(27.9)	33.6
Unrealized gains/(losses) on hedging activities	1.8	49.2	(26.9)
Foreign currency translation adjustments	(17.8)	—	—
Defined benefit pension plan adjustments (Note 12)	—	86.1	42.8
Total other comprehensive income/(loss)	(115.8)	107.4	49.5
Comprehensive income	$794.8	$913.2	$793.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$1,285.9	$1,208.3
Settlement assets	3,486.8	2,843.5
Property and equipment, net of accumulated depreciation of $512.8 and $650.4, respectively	109.6	129.4
Goodwill	2,034.6	2,034.6
Other intangible assets, net of accumulated amortization of $616.3 and $731.8, respectively	457.9	417.1
Other assets	859.9	737.7
Assets held for sale (Note 5)	261.6	1,452.9
Total assets	$8,496.3	$8,823.5
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$464.0	$450.2
Settlement obligations	3,486.8	2,843.5
Income taxes payable	725.3	870.7
Deferred tax liability, net	158.5	203.8
Borrowings	2,616.8	3,008.4
Other liabilities	384.6	269.4
Liabilities associated with assets held for sale (Note 5)	182.5	821.9
Total liabilities	8,018.5	8,467.9

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 373.5 shares and 393.8 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3.7	3.9
Capital surplus	995.9	941.0
Accumulated deficit	(353.9)	(537.2)
Accumulated other comprehensive loss	(167.9)	(52.1)
Total stockholders' equity	477.8	355.6
Total liabilities and stockholders' equity	$8,496.3	$8,823.5

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$910.6	$805.8	$744.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42.7	49.6	61.3
Amortization	141.1	158.6	164.3
Pension settlement charges (Note 12)	—	109.8	—
Gain on divestiture of business, excluding transaction costs (Note 5)	(254.8)	—	—
Gain on the sale of noncontrolling interest in a private company (Note 5)	—	(47.9)	—
Deferred income tax provision/(benefit) (Note 11)	(26.7)	(2.6)	13.9
Other non-cash items, net	115.4	149.6	145.8
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(209.2)	(73.0)	(44.4)
Accounts payable and accrued liabilities	42.6	(24.8)	(96.6)
Income taxes payable (Note 11)	(152.7)	(56.2)	(94.4)
Other liabilities	(27.4)	(23.6)	(16.7)
Net cash provided by operating activities	581.6	1,045.3	877.5
Cash flows from investing activities
Payments for capitalized contract costs	(71.9)	(107.5)	(69.1)
Payments for internal use software	(104.4)	(69.4)	(51.2)
Purchases of property and equipment	(31.9)	(37.7)	(36.5)
Purchases of settlement investments	(1,160.0)	(433.0)	(6,421.1)
Proceeds from the sale of settlement investments	919.3	755.3	5,978.4
Maturities of settlement investments	169.7	229.7	182.6
Proceeds from the sale of former corporate headquarters and other property (Note 5)	—	—	49.4
Proceeds from the sale of noncontrolling interest in a private company (Note 5)	—	50.9	—
Purchase of noncontrolling interest in stc Bank (Note 5)	—	(200.0)	—
Purchases of non-settlement investments (Note 9)	(400.0)	—	—
Proceeds from the sale of non-settlement investments (Note 9)	300.0	—	—
Proceeds from divestiture, net of cash divested (Note 5)	887.2	—	—
Other investing activities	17.5	3.7	(6.0)
Net cash (used in)/provided by investing activities	525.5	192.0	(373.5)
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 14)	(364.2)	(381.6)	(370.3)
Common stock repurchased (Note 14)	(369.9)	(409.9)	(239.7)
Net proceeds from/(repayments of) commercial paper	(95.0)	195.0	(165.0)
Net proceeds from issuance of borrowings	—	891.7	—
Principal payments on borrowings	(300.0)	(1,150.0)	—
Make-whole premium on early extinguishment of debt (Note 16)	—	(14.3)	—
Proceeds from exercise of options	9.5	11.6	2.2
Net change in settlement obligations	(56.4)	(412.2)	587.6
Other financing activities	(1.3)	0.2	(0.7)
Net cash used in financing activities	(1,177.3)	(1,269.5)	(185.9)
Net change in cash and cash equivalents, including settlement, and restricted cash	(70.2)	(32.2)	318.1
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,110.9	2,143.1	1,825.0
Cash and cash equivalents, including settlement, and restricted cash at end of period	$2,040.7	$2,110.9	$2,143.1

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,285.9	$1,208.3	$1,428.2
Settlement cash and cash equivalents (Note 8)	708.1	835.5	695.7
Restricted cash in Other assets	41.5	29.4	19.2
Cash and cash equivalents included in Assets held for sale (Note 5)	5.2	37.7	—
Cash and cash equivalents, including settlement, and restricted cash at end of period	$2,040.7	$2,110.9	$2,143.1
Supplemental cash flow information:
Interest paid	$97.2	$101.6	$109.6
Income taxes paid	$279.8	$185.9	$187.3
Cash paid for lease liabilities	$40.5	$46.5	$65.9
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 13)	$12.4	$18.5	$38.6
Internal use software capitalized but not yet paid	$—	$26.4	$0.2
Accrued and unpaid capitalized contract costs	$32.3	$—	$—

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity/(Deficit)
Balance, December 31, 2019	418.0	$4.2	$841.2	$(675.9)	$(209.0)	$(39.5)
Adoption of new accounting pronouncement (Note 2)	—	—	—	(0.6)	—	(0.6)
Net income	—	—	—	744.3	—	744.3
Stock-based compensation	—	—	41.7	—	—	41.7
Common stock dividends and dividend equivalents declared ($0.90 per share)	—	—	—	(373.2)	—	(373.2)
Repurchase and retirement of common shares	(9.4)	(0.1)	—	(237.7)	—	(237.8)
Shares issued under stock-based compensation plans	2.6	—	2.2	—	—	2.2
Other comprehensive income (Note 14)	—	—	—	—	49.5	49.5
Balance, December 31, 2020	411.2	4.1	885.1	(543.1)	(159.5)	186.6
Net income	—	—	—	805.8	—	805.8
Stock-based compensation	—	—	44.3	—	—	44.3
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(384.8)	—	(384.8)
Repurchase and retirement of common shares	(20.1)	(0.2)	—	(415.1)	—	(415.3)
Shares issued under stock-based compensation plans	2.7	—	11.6	—	—	11.6
Other comprehensive income (Note 14)	—	—	—	—	107.4	107.4
Balance, December 31, 2021	393.8	3.9	941.0	(537.2)	(52.1)	355.6
Net income	—	—	—	910.6	—	910.6
Stock-based compensation	—	—	45.5	—	—	45.5
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(363.0)	—	(363.0)
Repurchase and retirement of common shares	(23.0)	(0.3)	—	(364.3)	—	(364.6)
Shares issued under stock-based compensation plans	2.7	0.1	9.4	—	—	9.5
Other comprehensive loss (Note 14)	—	—	—	—	(115.8)	(115.8)
Balance, December 31, 2022	373.5	$3.7	$995.9	$(353.9)	$(167.9)	$477.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The Western Union Company (“Western Union” or the “Company”) is a leader in global money movement and payment services, providing people and businesses with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories and also through money transfer transactions conducted and funded through websites and mobile applications marketed under the Company’s brands (“Branded Digital”) and transactions initiated on internet and mobile applications hosted by the Company’s third-party white label or co-branded digital partners. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers, which are primarily sent from retail agent locations worldwide or through websites and mobile devices. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The significant majority of the Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments. In addition, in limited countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The first closing occurred on March 1, 2022, the second occurred on December 31, 2022, and the third closing is expected in the second quarter of 2023. See Note 5 for further information regarding this transaction. The Buyer has rebranded the sold operations within a new standalone company (now referred to as "Convera").

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

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2022, the Company's restricted net assets associated with these asset limitations and minimum capital requirements totaled approximately $710 million.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock and restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above the Company’s average share price during the periods and their effect was anti-dilutive, were 8.0 million, 2.3 million, and 1.6 million, respectively, of shares for the years ended December 31, 2022, 2021, and 2020.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Year Ended December 31,
	2022	2021	2020
Basic weighted-average shares outstanding	387.2	406.8	412.3
Common stock equivalents	1.2	2.1	2.9
Diluted weighted-average shares outstanding	388.4	408.9	415.2

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

Carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Available-for-sale investment securities, as further discussed in Notes 8 and 9, and derivative financial instruments, as further discussed in Notes 9 and 15, are carried at fair value. Fixed-rate notes are carried at their original issuance values and adjusted over time to amortize or accrete that value to par. The fair values of fixed-rate notes are disclosed in Note 9 and are based on market quotations.

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

Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements. Settlement assets and obligations also include amounts receivable from, and payable to, customers for the value of their cross-currency payment transactions related to the Business Solutions segment. The Company has included the settlement assets and obligations related to the Business Solutions segment in the Assets held for sale and Liabilities associated with assets held for sale lines, respectively, of the Consolidated Balance Sheets.

Settlement assets consist of cash and cash equivalents, receivables from agents, Business Solutions customers, and others, and investment securities. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper, and other highly liquid investments. Receivables from agents represent funds collected by such agents, but in transit to the Company. Western Union has a large and diverse agent base, thereby reducing the Company’s credit risk from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consisted of the following (in millions):

	December 31,
	2022	2021
Equipment	$464.6	$607.7
Leasehold improvements and other	120.1	151.2
Furniture and fixtures	37.5	46.2
Projects in process	1.9	0.3
Total property and equipment, gross	624.1	805.4
Less accumulated depreciation	(513.8)	(669.7)
Property and equipment, net(a)	$110.3	$135.7

(a)
As of December 31, 2022 and 2021, Property and equipment, net includes Assets held for sale of $0.7 million and $6.3 million, respectively, which consists of property and equipment of the Company's Business Solutions business, as further described in Note 5.

Amounts charged to expense for depreciation of property and equipment were $42.7 million, $49.6 million, and $61.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. In the event a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2022, 2021, and 2020.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), software, and acquired contracts. Other intangible assets are generally amortized on a straight-line basis over the length of the contract or benefit period. Included in the Consolidated Statements of Income is amortization expense of $141.1 million, $158.6 million, and $164.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of other intangible assets (in millions):

	December 31, 2022			December 31, 2021
	Weighted-
	Average
	Amortization		Net of		Net of
	Period	Initial	Accumulated	Initial	Accumulated
	(in years)	Cost	Amortization	Cost	Amortization
Capitalized contract costs	5.8	$524.4	$252.8	$532.7	$242.0
Internal use software	4.4	387.8	155.3	388.7	128.8
Acquired contracts	11.7	87.4	3.0	552.9	50.2
Acquired trademarks	25.4	30.2	9.6	30.1	10.8
Other intangibles	4.5	17.0	—	19.4	—
Projects in process(b)	(a)	38.6	38.6	35.7	35.7
Total other intangible assets(b)	6.3	$1,085.4	$459.3	$1,559.5	$467.5

(a)
Not applicable as the assets have not been placed in service.
(b)
Total other intangible assets, net includes Assets held for sale of $1.4 million as of December 31, 2022, and Projects in process and Total other intangible assets, net includes Assets held for sale of $2.3 million and $50.4 million, respectively, as of December 31, 2021, which consists of Other intangible assets associated with the Company's Business Solutions business as further described in Note 5.

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2022 is expected to be $135.4 million in 2023, $115.8 million in 2024, $70.7 million in 2025, $43.3 million in 2026, $31.3 million in 2027, and $22.8 million thereafter. Beginning in August 2021, the Company stopped amortizing its held for sale assets over the terms of their useful lives.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2022, 2021, and 2020.

Other Investments

Other investments consist of equity investments in privately held companies that do not have readily determinable fair values. For these investments, the Company has less than a 20% interest and does not have control or significant influence. The Company has elected to measure these investments at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in the same issuer. These investments are reflected in Other assets in the Consolidated Balance Sheets as of December 31, 2022 and 2021. The Company has not recorded any material annual or cumulative impairment losses or valuation adjustments based on observable price changes.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2022, 2021, and 2020 were $195.4 million, $177.8 million, and $177.0 million, respectively.

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

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company’s businesses. Revenues and expenses are translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those businesses for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the year. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these businesses are included as a component of Accumulated other comprehensive loss ("AOCL") in the accompanying Consolidated Balance Sheets. Foreign currency denominated monetary assets and liabilities of businesses for which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period, and the resulting remeasurement gains and losses are recognized in net income. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

The Company has bill payment and other businesses in Argentina for which the local currency is the functional currency. However, as Argentina is currently classified as a highly inflationary economy, all changes in the value of the Argentine peso on these businesses’ monetary assets and liabilities are reflected in net income.

Derivatives

The Company has used derivatives to: (i) minimize its exposures related to changes in foreign currency exchange rates and, periodically, interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers. The Company recognizes all derivatives in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows. Certain of the Company’s derivative arrangements are designated as cash flow hedges at the time of inception, and others are not designated as accounting hedges.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Cash flow hedges – Cash flow hedges consist of foreign currency hedging of forecasted revenues, as well as hedges of the forecasted issuance of fixed-rate debt. Derivative fair value changes that are captured in AOCL are reclassified to earnings in the same period the hedged item affects earnings when the instrument is effective in offsetting the change in cash flows attributable to the risk being hedged. The Company excludes time value from the assessment of effectiveness, and the initial value of the excluded components in the Company’s foreign currency cash flow hedges is amortized into Revenues within the Consolidated Statements of Income.
•
Undesignated - Derivative contracts entered into to reduce the foreign exchange variability related to: (i) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (ii) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes, and changes in their fair value are included in Selling, general, and administrative. The Company aggregates its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with Convera through the end of the third closing of the Business Solutions divestiture. The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payment operations, which include spot exchanges of currency in addition to forwards and options. The changes in the fair value related to these contracts are recorded in Revenues.

The fair value of the Company’s derivatives is derived from standardized models that use market-based inputs (e.g., forward prices for foreign currency).

The details of each designated hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, the derivative instrument, and how effectiveness is being assessed. The derivative must be highly effective in offsetting the changes in cash flows of the hedged item, and effectiveness is evaluated quarterly on a retrospective and prospective basis.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also evaluates impairment issues associated with restructuring and other activities when the carrying amount of the related assets may not be fully recoverable, in accordance with the appropriate accounting guidance.

Recently Adopted Accounting Pronouncements

On January 1, 2020, the Company adopted a new accounting standard that requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. Additionally, the standard requires certain credit losses relating to investment securities classified as available-for-sale to be recorded through an allowance for credit losses. The Company recognized the cumulative effect of the new accounting standard as an adjustment to the January 1, 2020 balance of Accumulated deficit in the Consolidated Balance Sheets, and the adoption of the new accounting standard did not have a material impact on the Company’s January 1, 2020 accumulated deficit. Refer to Note 8 for additional information and the related disclosures.
3. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market, as applicable. The Company also offers several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors. For the substantial majority of the Company’s revenues, the Company acts as the principal in transactions and reports revenue on a gross basis, as the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices. The Company also provides services to financial institutions and other third parties to enable such entities to offer money transfer services to their own customers under their brands. Generally, in these arrangements, consumers agree to terms and conditions specified by the financial institution or other third party that, among other things, establish pricing paid by the consumer for the service. The Company recognizes revenue on a net basis under these arrangements. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company recognized $4,254.0 million, $4,865.5 million, and $4,625.1 million in revenues from contracts with customers for the years ended December 31, 2022, 2021, and 2020, respectively. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which are primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations for the years ended December 31, 2022, 2021, and 2020, and the Company has immaterial contract liability balances as of December 31, 2022 and 2021, which primarily relate to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of December 31, 2022 and 2021, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including the sale of derivative financial instruments and investment income generated on settlement assets primarily related to money transfer and money order services.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from consumer bill payment and other services are not included in the Company’s segments and are reported as Other. See Note 18 for further information on the Company’s segments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The first closing occurred on March 1, 2022, the second occurred on December 31, 2022, and the third closing is expected in the second quarter of 2023. See Note 5 for further information regarding this transaction.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consumer Money Transfers

For the Company’s money transfer services, customers agree to the Company’s terms and conditions at the time of initiating a transaction. In a money transfer, the Company has one performance obligation as the customer engages the Company to perform one integrated service which typically occurs within minutes — collect the customer’s money and make funds available for payment to a designated person in the currency requested. Therefore, the Company recognizes revenue upon completion of the following: (i) the customer’s acknowledgment of the Company’s terms and conditions and payment information has been received by the Company, (ii) the Company has agreed to process the money transfer, and (iii) the Company has completed the processing of the money transfer, so that funds are available to be picked up by the customer's designated receiving party in the case of cash payout. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

Foreign Exchange and Payment Services

For the Company’s foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with the Company to provide payment services on the customer’s behalf. In the majority of the Company’s foreign exchange and payment services, the Company makes payments to the recipient to satisfy its performance obligation to the customer, and therefore, the Company recognizes revenue on foreign exchange and payment services when this performance obligation has been fulfilled. Revenues from foreign exchange and payment services are primarily comprised of the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market.

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

Management has determined that the substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the years ended December 31, 2022, 2021, and 2020 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Year Ended December 31, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer	Other
	Transfers	Services (b)	Bill Payments	Services	Total
Regions:
North America	$1,553.2	$17.9	$71.0	$58.5	$1,700.6
Europe and Russia/CIS	1,056.0	102.3	21.1	—	1,179.4
Middle East, Africa, and South Asia	630.5	0.4	0.4	—	631.3
Latin America and the Caribbean	388.0	0.5	99.8	8.4	496.7
East Asia and Oceania	233.0	12.5	0.5	—	246.0
Revenues from contracts with customers	$3,860.7	$133.6	$192.8	$66.9	$4,254.0
Other revenues(a)	132.8	63.3	5.1	20.3	221.5
Total revenues	$3,993.5	$196.9	$197.9	$87.2	$4,475.5

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
(b)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The sale will be completed in three closings, with the first and second closings occurring on March 1, 2022 and December 31, 2022, respectively. The third is expected in the second quarter of 2023. See Note 5 for further information regarding this transaction.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring-Related Expenses

On August 1, 2019, the Company’s Board of Directors approved a plan to change the Company’s operating model and improve its business processes and cost structure by reorganizing the Company’s senior management, including those managers reporting to the Chief Executive Officer (“CEO”), reducing its headcount, and consolidating various facilities. While certain of the expenses may be identifiable to the Company’s segments, primarily to the Company’s Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company’s segment operating income results. These expenses are specific to this initiative; however, the types of expenses related to this initiative are similar to expenses that the Company has previously incurred and can reasonably be expected to incur in the future. All expenses for this initiative had been incurred as of December 31, 2020, and substantially all of the liability had been paid in cash as of December 31, 2021.

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

(a)
Non-cash benefits/(charges) include non-cash write-offs and accelerated depreciation of right-of-use ("ROU") assets and leasehold improvements and a non-cash benefit for adjustments to stock compensation for awards forfeited by employees. These amounts have been removed from the liability balance in the table above as they do not impact the restructuring accruals.

The following table presents restructuring-related expenses as reflected in the Consolidated Statements of Income (in millions):

Year Ended December 31,
2020
Cost of services	$4.5
Selling, general, and administrative	32.3
Total expenses, pre-tax	$36.8
Total expenses, net of tax	$31.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Divestitures, Investment Activities, and Goodwill

Business Solutions Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the "Buyer") for cash consideration of $910.0 million. The sale is expected to be completed in three closings, with the entire cash consideration collected at that the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. In connection with the first closing, the Company reclassified $17.8 million of currency translation gains previously included within AOCL as a component of Gain on divestiture of business in the Consolidated Statements of Income. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. As of December 31, 2022, the Company has agreed to and paid final working capital adjustments to the Buyer and has classified the proceeds allocated to the European Union operations of approximately $104 million within Other liabilities in the Consolidated Balance Sheets. The third closing, which is currently expected to occur in the second quarter of 2023, pending required regulatory approvals, includes the European Union operations and the gain associated with this closing is subject to regulatory capital adjustments. During the period between the first and third closings, the Company is required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while owned by the Company, adjusted for the occupancy charges for employees of the Buyer using Company facilities and other items, as contractually agreed, which was $32.0 million for the year ended December 31, 2022, and was included in Other income/(expense), net in the Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

The Company has presented the remaining assets of its Business Solutions business as held for sale, along with the associated liabilities, as the Company believes the completion of the third close is probable.

Business Solutions revenues included in the Consolidated Statements of Income were $196.9 million, $421.8 million, and $356.1 million, and direct operating expenses, excluding corporate allocations, were $140.3 million, $317.7 million, and $319.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Costs related to the review and closing of this divestiture were $5.2 million and $14.4 million for the years ended December 31, 2022 and 2021, respectively.

The following table reflects the assets held for sale and associated liabilities of the Business Solutions business in the accompanying Consolidated Balance Sheets (in millions). These balances are subject to regulatory capital requirements which will be finalized upon the third close.

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$5.2	$37.7
Settlement assets	74.9	566.0
Property and equipment, net of accumulated depreciation of $1.0 and $19.3, respectively	0.7	6.3
Goodwill	61.4	532.0
Other intangible assets, net of accumulated amortization of $9.8 and $360.2, respectively	1.4	50.4
Other assets	118.0	260.5
Total assets	$261.6	$1,452.9

Accounts payable and accrued liabilities	$18.2	$61.6
Settlement obligations	74.9	566.0
Other liabilities	89.4	194.3
Total liabilities	$182.5	$821.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Divestitures

In 2020, the Company sold its former corporate headquarters and other property and recorded an immaterial pre-tax net gain on the sales. The proceeds from these sales have been included in Cash flows from investing activities within the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2020.

Investment Activities

The Company entered into an agreement in November 2020, which was subsequently amended, to acquire an ownership interest in stc Bank (formerly Saudi Digital Payments Company), a subsidiary of Saudi Telecom Company and one of the Company’s Consumer-to-Consumer digital white label partners. Under the terms of the amended agreement, the Company agreed to invest $200.0 million for a 15% ownership in stc Bank (“Investment”), and this transaction closed in October 2021. In conjunction with the Investment, the Company and stc Bank extended and expanded the terms of their commercial agreement. The Company assigned a value of $36.0 million to certain rights under the commercial agreement that are included in Other assets in the Consolidated Balance Sheets and are being amortized over the life of the agreement. The Company is measuring the Investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments in stc Bank.

In April 2021, the Company sold a substantial majority of the noncontrolling interest it held in a private company for cash proceeds of $50.9 million. The Company recorded a gain of $47.9 million within Total other income/(expense), net, during the year ended December 31, 2021. The Company retains an immaterial equity interest in this private company.

Goodwill

The following tables present changes to goodwill for the years ended December 31, 2022 and 2021 and the accumulated impairment losses as of December 31, 2022, 2021, and 2020 (in millions):

	Consumer-to-	Business
	Consumer	Solutions(a)	Other	Total
January 1, 2021 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6
Additions	—	—	—	—
December 31, 2021 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6
Additions	—	—	—	—
Divestiture(a)	—	(470.6)	—	(470.6)
December 31, 2022 goodwill, net	$1,980.7	$61.4	$53.9	$2,096.0

(a)
Related to the Business Solutions divestiture, as described above.

	As of December 31,
	2022	2021	2020
Goodwill, gross	$2,125.6	$3,030.6	$3,030.6
Accumulated impairment losses	(29.6)	(464.0)	(464.0)
Goodwill, net(a)	$2,096.0	$2,566.6	$2,566.6

(a)
As of December 31, 2022 and 2021, Goodwill of $61.4 million and $532.0 million, respectively, related to the Company's Business Solutions business is included in Assets held for sale on the Company's Consolidated Balance Sheets, as further described above. All of the Company's accumulated impairment losses related to the Business Solutions business.

The Company did not record any goodwill impairments during the years ended December 31, 2022, 2021, and 2020.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $390 million in outstanding letters of credit and bank guarantees as of December 31, 2022, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of December 31, 2022. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2022, a purported class action complaint was filed against several money transfer business defendants, including the Company, in the United States District Court for the Northern District of California, alleging that these defendants violated the federal Right to Financial Privacy Act and California’s Financial Information Privacy Act. The United States Department of Homeland Security and Immigration and Customs Enforcement are also named as defendants. The operative complaint alleges that the defendants violated plaintiffs’ financial privacy rights by sharing private financial information with law enforcement agencies through a program coordinated by the Transaction Record Analysis Center. On January 24, 2023, an amended complaint was filed naming Western Union Financial Services, Inc. ("WUFSI") as a defendant in place of The Western Union Company. Due to the preliminary stage of this matter, the ultimate outcome and any potential financial impact to the Company cannot be reasonably determined at this time. WUFSI intends to defend itself vigorously in this matter.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2022, 2021, and 2020 totaled $48.8 million, $54.7 million, and $54.6 million, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

December 31, 2022
Settlement assets:
Cash and cash equivalents	$708.1
Receivables from agents, Business Solutions customers, and others	1,533.2
Less: Allowance for credit losses	(13.0)
Receivables from agents, Business Solutions customers, and others, net	1,520.2
Investment securities	1,333.7
Less: Allowance for credit losses	(0.3)
Investment securities, net	1,333.4
Total settlement assets(a)	$3,561.7
Settlement obligations:
Money transfer, money order, and payment service payables	$2,843.3
Payables to agents	718.4
Total settlement obligations(a)	$3,561.7

December 31, 2021
Settlement assets:
Cash and cash equivalents	$835.5
Receivables from agents, Business Solutions customers, and others	1,198.8
Less: Allowance for credit losses	(23.7)
Receivables from agents, Business Solutions customers, and others, net	1,175.1
Investment securities	1,398.9
Total settlement assets(a)	$3,409.5
Settlement obligations:
Money transfer, money order, and payment service payables	$2,838.9
Payables to agents	570.6
Total settlement obligations(a)	$3,409.5

(a)
As of December 31, 2022 and 2021, both Settlement assets and Settlement obligations include $74.9 million and $566.0 million, respectively, classified as Assets held for sale and Liabilities associated with assets held for sale (see Note 5).

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

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,508.5 million and $1,125.9 million as of December 31, 2022 and 2021, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $11.7 million and $49.2 million as of December 31, 2022 and 2021, respectively. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days. To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of December 31, 2022.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2022	$18.0	$5.7
Current period provision for expected credit losses(a)	14.1	3.8
Write-offs charged against the allowance	(20.9)	(1.5)
Recoveries of amounts previously written off	4.7	—
Impacts of foreign currency exchange rates, divestitures, and other	(4.5)	(6.4)
Allowance for credit losses as of December 31, 2022	$11.4	$1.6

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2021	$49.3	$3.9
Current period provision for expected credit losses(a)	8.9	4.2
Write-offs charged against the allowance	(44.8)	(2.1)
Recoveries of amounts previously written off	6.8	—
Impacts of foreign currency exchange rates and other	(2.2)	(0.3)
Allowance for credit losses as of December 31, 2021	$18.0	$5.7

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2020	$20.4	$4.5
Current period provision for expected credit losses(a)	39.9	2.0
Write-offs charged against the allowance	(11.9)	(3.1)
Recoveries of amounts previously written off	2.3	—
Impacts of foreign currency exchange rates and other	(1.4)	0.5
Allowance for credit losses as of December 31, 2020	$49.3	$3.9

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. The Company recognized losses that were not credit-related of $37.5 million, $51.4 million, and $41.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

In addition, from time to time, the Company has made advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2022 and 2021, amounts advanced to agents were $154.9 million and $146.9 million, respectively, and the related allowances for credit losses were immaterial.

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. As of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020, the Company’s allowance for credit losses and provision for credit losses on its available-for-sale securities were immaterial. The Company did not intend to sell and did not expect it would be required to sell investment securities prior to recovering the amortized cost basis of those securities, as of December 31, 2022.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2022	Cost	Value	Gains	Losses (b)	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.7	$11.7	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,010.5	933.3	0.3	(77.5)	(77.2)
Asset-backed securities	183.4	184.1	0.8	(0.1)	0.7
Corporate debt securities	153.5	146.9	0.3	(6.9)	(6.6)
State and municipal variable-rate demand notes	48.9	48.9	—	—	—
United States government agency mortgage-backed securities	21.5	20.5	—	(1.0)	(1.0)
Total available-for-sale securities	1,417.8	1,333.7	1.4	(85.5)	(84.1)
Total investment securities	$1,429.5	$1,345.4	$1.4	$(85.5)	$(84.1)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2021	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$7.9	$7.9	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,182.6	1,219.9	39.8	(2.5)	37.3
State and municipal variable-rate demand notes	84.8	84.8	—	—	—
Corporate and other debt securities	58.1	57.8	0.2	(0.5)	(0.3)
United States government agency mortgage-backed securities	35.6	36.4	0.8	—	0.8
Total available-for-sale securities	1,361.1	1,398.9	40.8	(3.0)	37.8
Total investment securities	$1,369.0	$1,406.8	$40.8	$(3.0)	$37.8

(a)
The majority of these securities are fixed-rate instruments.
(b)
As of December 31, 2022, the Company held 432 investment securities that were in an unrealized loss position, 324 of which have a total fair value of $871.9 million and unrealized losses of $57.2 million and have been in a loss position for less than twelve months and 108 of which have a total fair value of $186.6 million and unrealized losses of $28.3 million and have been in a loss position for greater than twelve months. As discussed above, the Company's provision for credit losses on its investment securities for the year ended December 31, 2022, and the related allowance for credit losses as of December 31, 2022 were immaterial, as the increase in unrealized losses was driven by a rise in U.S. Treasury interest rates over the year ended December 31, 2022.

There were no investments with a single issuer or individual securities representing greater than 10% of total investment securities as of December 31, 2022 and 2021.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of December 31, 2022 (in millions):

Fair Value
Due within 1 year	$116.5
Due after 1 year through 5 years	593.2
Due after 5 years through 10 years	476.8
Due after 10 years	147.2
Total	$1,333.7

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations, or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $48.9 million are included in the "Due after 10 years" category, respectively, in the table above.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet category (in millions):

	Fair Value Measurement Using		Total
December 31, 2022	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.7	$—	$11.7
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	933.3	933.3
Asset-backed securities	—	184.1	184.1
Corporate debt securities	—	146.9	146.9
State and municipal variable-rate demand notes	—	48.9	48.9
United States government agency mortgage-backed securities	—	20.5	20.5
Other assets:
Derivatives	—	126.1	126.1
Total assets	$11.7	$1,459.8	$1,471.5
Liabilities:
Other liabilities:
Derivatives	$—	$98.9	$98.9
Total liabilities	$—	$98.9	$98.9

	Fair Value Measurement Using		Total
December 31, 2021	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$7.9	$—	$7.9
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,219.9	1,219.9
State and municipal variable-rate demand notes	—	84.8	84.8
Corporate and other debt securities	—	57.8	57.8
United States government agency mortgage-backed securities	—	36.4	36.4
Other assets:
Derivatives	—	247.7	247.7
Total assets	$7.9	$1,646.6	$1,654.5
Liabilities:
Other liabilities:
Derivatives	$—	$183.8	$183.8
Total liabilities	$—	$183.8	$183.8

There were no material, non-recurring fair value adjustments other than approximately $15 million of operating lease ROU asset, property and equipment, and other intangible asset impairments associated with the Company's suspension of its operations in Russia and Belarus, the first closing of its Business Solutions divestiture, and its operating expense redeployment initiatives for the year ended December 31, 2022, as discussed further in Note 18. There were no material, non-recurring fair value adjustments for the year ended December 31, 2021, or transfers between Level 1 and Level 2 measurements during the years ended December 31, 2022 and 2021.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Consolidated Balance Sheets at their original issuance values as adjusted over time to amortize or accrete that value to par. As of December 31, 2022, the carrying value and fair value of the Company’s borrowings were $2,616.8 million and $2,442.5 million, respectively (see Note 16). As of December 31, 2021, the carrying value and fair value of the Company’s borrowings were $3,008.4 million and $3,217.2 million, respectively.

During the year ended December 31, 2022, the Company entered into reverse repurchase agreements, a form of secured lending, with broker-dealer affiliates of large U.S. banks, using a portion of the proceeds from the sale of the Company's Business Solutions business. These agreements require the counterparties to pledge marketable securities with a value greater than the amount of cash transferred as collateral, which is held and valued by a third-party custodial bank. These investments generate interest income through the date of repurchase, at which point the purchase price together with the interest due will be paid back to the Company. The Company carries these investments at amortized cost, and as of December 31, 2022, the carrying value of these investments, as reported in Other assets in the Company's Consolidated Balance Sheets, was $100.0 million, which approximates fair value due to the creditworthiness of the counterparty, the value of the collateral, and the investments' short-term nature and variable interest rate.
10. Other Assets and Other Liabilities

The following table summarizes the components of Other assets and Other liabilities (in millions):

	December 31,
	2022	2021
Other assets:
Other investments (Note 5) (a)	$169.5	$166.3
Amounts advanced to agents	154.9	146.9
Derivatives	126.1	247.7
ROU assets	122.4	164.5
Reverse repurchase agreements	100.0	—
Prepaid expenses	94.7	85.5
Equity method investments	41.4	38.4
Other	168.9	148.9
Total other assets (b)	$977.9	$998.2
Other liabilities:
Operating lease liabilities	$161.3	$203.0
Deferred proceeds - Business Solutions divestiture (Note 5)	104.3	—
Derivatives	98.9	183.8
Accrued agent contract costs	37.4	5.4
Other	72.1	71.5
Total other liabilities (b)	$474.0	$463.7

(a)
Represents equity investments without readily determinable fair values recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in the same issuer.
(b)
As of December 31, 2022 and 2021, Other assets include $118.0 million and $260.5 million, respectively, classified as Assets held for sale, and Other liabilities include $89.4 million and $194.3 million, respectively, classified as Liabilities associated with assets held for sale (see Note 5).

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$46.8	$(59.9)	$—
Foreign	961.8	995.3	855.1
Total pre-tax income	$1,008.6	$935.4	$855.1

For the years ended December 31, 2022, 2021, and 2020, 95%, 106% and 100% of the Company’s pre-tax income was derived from foreign sources, respectively.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Federal	$(34.0)	$40.3	$50.1
State and local	(8.0)	1.4	1.1
Foreign	140.0	87.9	59.6
Total provision for income taxes	$98.0	$129.6	$110.8

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefits	(0.1)%	0.2%	0.5%
Foreign rate differential, net of United States tax paid on foreign earnings (4.6%, 3.3%, and 5.6%, respectively)	(8.3)%	(9.5)%	(8.3)%
Divestitures	5.6%	—%	—%
Change in Business Solutions permanent reinvestment assertion	—%	1.9%	—%
Lapse of statute of limitations	(9.7)%	(0.5)%	(0.7)%
Valuation allowances	0.2%	—%	0.2%
Other	1.0%	0.8%	0.2%
Effective tax rate	9.7%	13.9%	12.9%

The decrease in the Company’s effective tax rate for the year ended December 31, 2022 compared to the prior year was primarily due to the reversal of uncertain tax positions, including from statute of limitations expirations and the completion of the examination of the Company's federal income tax returns for 2017 and 2018 ("IRS Examination"), as well as tax expense incurred in the prior period related to changes in the Company's permanent reinvestment assertions, partially offset by the sale of the Company's Business Solutions business and the Company's decision to suspend its operations in Russia and Belarus. The increase in the Company’s effective tax rate for the year ended December 31, 2021 compared to the prior year was primarily due to deferred taxes from changes in certain of the Company's permanent reinvestment assertions relating to its decision to classify its Business Solutions business as held for sale in 2021, partially offset by tax benefits associated with the pension termination and other items.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(17.1)	$43.9	$35.7
State and local	(4.6)	4.3	1.9
Foreign	146.4	84.0	59.3
Total current taxes	124.7	132.2	96.9
Deferred:
Federal	(16.9)	(3.6)	14.4
State and local	(3.4)	(2.9)	(0.8)
Foreign	(6.4)	3.9	0.3
Total deferred taxes	(26.7)	(2.6)	13.9
	$98.0	$129.6	$110.8

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2022	2021
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$12.4	$13.6
Lease liabilities	18.4	21.2
Tax attribute carryovers	24.9	28.0
Intangibles, property and equipment	9.0	11.8
Other	3.7	8.9
Securities and investments	14.7	—
Valuation allowance	(14.1)	(17.8)
Total deferred tax assets	69.0	65.7
Deferred tax liabilities related to:
Intangibles, property and equipment	207.7	218.6
Lease right-of-use assets	10.8	13.8
Outside basis difference in Business Solutions	—	17.9
Other	—	7.4
Total deferred tax liabilities	218.5	257.7
Net deferred tax liability(a)	$149.5	$192.0

a)
As of December 31, 2022 and 2021, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions of $9.0 million and $11.8 million, respectively, are reflected in Other assets in the Consolidated Balance Sheets.

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

Outside tax basis differences of $1.4 billion as of December 31, 2022 primarily relate to undistributed foreign earnings not already subject to United States income tax and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax,

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company’s basis difference, the Company could be subject to United States income taxes, state income taxes, and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of complexities associated with its hypothetical calculation.

Tax reform legislation enacted into United States law in 2017 ("the Tax Act") imposed a domestic one-time tax on the Company’s previously undistributed earnings of foreign subsidiaries, with certain exceptions. This tax charge, combined with the Company’s other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $478 million remained as of December 31, 2022. The Company has elected to pay this liability in periodic installments through 2025. For the years ended December 31, 2022, 2021, and 2020, the Company made installment payments of $63.7 million, $63.4 million, and $64.0 million, respectively.

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2022, the total amount of tax contingency reserves was $237.2 million, including accrued interest and penalties, net of related items. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

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

	2022	2021
Balance as of January 1	$344.6	$340.7
Increase related to current period tax positions(a)	1.6	3.1
Increase related to prior period tax positions	—	7.3
Decrease related to prior period tax positions	(16.5)	(2.0)
Decrease due to settlements with taxing authorities	(2.2)	(0.6)
Decrease due to lapse of applicable statute of limitations	(55.0)	(3.4)
Decrease due to effects of foreign currency exchange rates	(2.0)	(0.5)
Balance as of December 31	$270.5	$344.6

(a)
Includes recurring accruals for issues which initially arose in previous periods.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $260.1 million and $333.2 million as of December 31, 2022 and 2021, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Consolidated Statements of Income and records the associated liability in Income taxes payable in its Consolidated Balance Sheets. The Company recognized $(10.9) million, $4.4 million, and $1.9 million in interest and penalties during the years ended December 31, 2022, 2021, and 2020, respectively. The Company has accrued $21.0 million and $32.8 million for the payment of interest and penalties as of December 31, 2022 and 2021, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrecognized tax benefits accrual as of December 31, 2022 consists of federal, state, and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $4 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The Company's tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The conclusion of the IRS Examination resulted in both agreed and unagreed adjustments. The agreed adjustments have been reflected in the Company's financial statements for the year ended December 31, 2022. The Company is contesting the unagreed adjustments at the IRS Appeals level and believes its reserves for these proposed adjustments are adequate. The statute of limitations for the U.S. federal income tax returns for 2017 and 2018 has been extended to March 31, 2024. The Company's U.S. federal income tax returns since 2019 are also eligible to be examined.

12. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the “401(k)”), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $13.6 million, $17.8 million, and $18.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Defined Benefit Plan

On July 22, 2021, the Company’s Board of Directors approved a plan to terminate and settle the Company's frozen defined benefit pension plan (the "Plan"). Upon settlement in the fourth quarter of 2021, the Company transferred Plan assets to an insurance company that will provide for and pay the remaining benefits to participants.

The Company incurred $109.8 million of charges associated with this settlement in the year ended December 31, 2021. The pre-tax balance in AOCL associated with the Plan, along with costs related to the settlement, were recorded as a component of Total other income/(expense), net, with the related income tax effects recorded in Provision for income taxes, in the Consolidated Statements of Income. As of December 31, 2022 and 2021, the Company had $14.6 million and $18.4 million of restricted cash, respectively, and $7.4 million and $11.9 million of investments, respectively, remaining from the settlement, which are included in Other assets in the Consolidated Balance Sheets. These assets have been and will be used to fund contributions to the Company's defined contribution plan in future periods.

The net periodic benefit cost associated with the Plan was $9.4 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. The Company made no material contributions to the Plan during the years ended December 31, 2021 and 2020.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease and variable non-lease components within the Company’s lease agreements are accounted for separately. The Company has no material leases in which the Company is the lessor.

The Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2022 and 2021, total ROU assets were $122.4 million and $164.5 million, respectively, and operating lease liabilities were $161.3 million and $203.0 million, respectively. The ROU assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities is included in Cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Operating lease costs, which are included in Total expenses in the Company’s Consolidated Statements of Income, were $40.3 million, $50.6 million, and $59.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2022, 2021, and 2020.

The Company’s leases have remaining terms from less than 1 year to nearly 9 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Company the right to extend the lease by up to 10 years. However, a substantial majority of these options are not reflected in the calculation of the ROU asset and operating lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease terms and discount rates for operating lease liabilities:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	6.4	6.8
Weighted-average discount rate	6.1%	5.4%

The following table represents maturities of operating lease liabilities as of December 31, 2022 (in millions):

December 31, 2022
Due within 1 year	$38.1
Due after 1 year through 2 years	32.4
Due after 2 years through 3 years	27.9
Due after 3 years through 4 years	23.2
Due after 4 years through 5 years	18.0
Due after 5 years	50.9
Total lease payments	190.5
Less imputed interest	(29.2)
Total operating lease liabilities	$161.3

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

While the United States dollar is the functional currency for substantially all of the Company’s businesses, the assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in these foreign currencies compared to the United States dollar. These gains and losses are accumulated in other comprehensive income/(loss). When a foreign subsidiary is substantially liquidated or sold, the cumulative translation gain or loss is removed from AOCL and recognized as a component of the gain or loss on the liquidation or sale. During the year ended December 31, 2022, the Company reclassified $17.8 million of currency translation gains previously included within AOCL as a component of Gain on divestiture of business in the Consolidated Statements of Income. See Note 5 for further discussion.

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

	Amounts Reclassified from AOCL to Net Income
	Income Statement	Year Ended December 31,
Income for the period (in millions)	Location	2022	2021	2020
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$(8.9)	$3.7	$0.6
Income tax benefit/(expense)	Provision for income taxes	1.7	(0.8)	(0.1)
Total reclassification adjustments related to investment securities, net of tax		(7.2)	2.9	0.5
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	47.7	(7.6)	1.2
Interest rate contracts	Interest expense	—	(0.6)	(0.6)
Interest rate contracts	Other income/(expense), net	—	0.7	—
Income tax benefit/(expense)	Provision for income taxes	(0.4)	—	0.1
Total reclassification adjustments related to cash flow hedges, net of tax		47.3	(7.5)	0.7
Foreign currency translation adjustments:
Foreign currency translation	Gain on divestiture of business	17.8	—	—
Total reclassification adjustments related to foreign currency translation adjustments, net of tax		17.8	—	—
Effects of 2021 settlement and amortization of components of defined benefit plans:
Settlement charges	Pension settlement charges	—	(109.8)	—
Actuarial loss	Other income/(expense), net	—	(9.9)	(12.1)
Income tax benefit	Provision for income taxes	—	25.7	2.7
Total reclassification adjustments related to defined benefit plans, net of tax		—	(94.0)	(9.4)
Total reclassifications, net of tax		$57.9	$(98.6)	$(8.2)

The following tables summarize the components of AOCL, net of tax in the accompanying Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2021	$30.4	$18.7	$(101.2)	$(52.1)
Unrealized gains/(losses)	(130.8)	49.5	—	(81.3)
Tax benefit/(expense)	23.8	(0.4)	—	23.4
Amounts reclassified from AOCL into earnings, net of tax	7.2	(47.3)	(17.8)	(57.9)
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)
Unrealized gains/(losses)	(31.0)	42.9	—	(8.7)	3.2
Tax benefit/(expense)	6.0	(1.2)	—	0.8	5.6
Amounts reclassified from AOCL into earnings, net of tax	(2.9)	7.5	—	94.0	98.6
As of December 31, 2021	$30.4	$18.7	$(101.2)	$—	$(52.1)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2019	$24.7	$(3.6)	$(101.2)	$(128.9)	$(209.0)
Unrealized gains/(losses)	41.5	(26.4)	—	43.5	58.6
Tax benefit/(expense)	(7.4)	0.2	—	(10.1)	(17.3)
Amounts reclassified from AOCL into earnings, net of tax	(0.5)	(0.7)	—	9.4	8.2
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2022, 2021, and 2020 were $361.6 million, $380.5 million, and $369.9 million, respectively. Dividends per share declared quarterly by the Company’s Board of Directors during the years ended 2022, 2021, and 2020 were as follows:

Year	Q1	Q2	Q3	Q4
2022	$0.235	$0.235	$0.235	$0.235
2021	$0.235	$0.235	$0.235	$0.235
2020	$0.225	$0.225	$0.225	$0.225

On February 7, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2023.

Share Repurchases

During the years ended December 31, 2022, 2021, and 2020, 22.3 million, 19.5 million, and 8.5 million shares, respectively, were repurchased for $351.8 million, $400.0 million, and $217.4 million, respectively, excluding commissions, at an average cost of $15.81, $20.56, and $25.45, respectively, under the share repurchase authorizations approved by the Company's Board of Directors, including one which expired on December 31, 2021. On February 10, 2022, the Company's Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. As of December 31, 2022, $648.2 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

15. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and, to a lesser degree, the British pound, the Canadian dollar, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2022, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2022 and 2021 were as follows (in millions):

December 31, 2022
Contracts designated as hedges:
Euro	$321.6
Canadian dollar	117.3
Australian dollar	53.2
Swiss franc	40.4
British pound	40.4
Swedish krona	25.8
Other(a)	22.1
Contracts not designated as hedges:
Euro	$603.2
Mexican peso	132.9
British pound	115.1
Indian rupee	52.6
Australian dollar	48.7
Canadian dollar	32.2
Japanese yen	30.5
Chinese yuan	30.1
Swiss franc	28.3
Swedish krona	26.7
Philippine peso	26.2
Other(a)	137.0

December 31, 2021
Contracts designated as hedges:
Euro	$399.9
Canadian dollar	134.0
Australian dollar	58.4
Swiss franc	45.9
British pound	43.8
Swedish krona	30.7
Japanese yen	30.4
Other(a)	0.9
Contracts not designated as hedges:
Euro	$755.7
British pound	148.1
Canadian dollar	144.2
Australian dollar	98.1
Mexican peso	96.3
Philippine peso	76.2
Indian rupee	63.4
Japanese yen	46.0
Russian ruble	44.4
Chinese yuan	31.6
New Zealand dollar	26.6
Swiss franc	25.1
Swedish krona	25.1
Other(a)	132.7

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The first closing occurred on March 1, 2022, the second occurred on December 31, 2022, and the third closing is expected in the second quarter of 2023. See Note 5 for further information regarding this transaction. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with Convera through the end of the third closing of the Business Solutions divestiture. The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency, in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $177.4 million, $366.8 million, and $311.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, and were included in Revenues in the Company’s Consolidated Statements of Income. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges, and the majority of these derivative contracts have a duration at inception of less than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $3.0 billion and $8.0 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the significant majority of customer contracts are written in the following currencies: the United States dollar and euro.

Interest Rate Hedging

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2022	2021	Location	2022	2021
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$35.2	$30.6	Other liabilities	$4.7	$2.6
Total derivatives designated as hedges		$35.2	$30.6		$4.7	$2.6
Derivatives not designated as hedges:
Business Solutions operations - foreign currency(a)	Assets held for sale	$88.6	$213.1	Liabilities associated with assets held for sale	$89.5	$174.1
Foreign currency	Other assets	2.3	4.0	Other liabilities	4.7	7.1
Total derivatives not designated as hedges		$90.9	$217.1		$94.2	$181.2
Total derivatives		$126.1	$247.7		$98.9	$183.8

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

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2022 and 2021 (in millions):

Offsetting of Derivative Assets

	Gross	Gross	Net Amounts	Derivatives
	Amounts of	Amounts Offset	Presented	Not Offset
	Recognized	in the Consolidated	in the Consolidated	in the Consolidated	Net
December 31, 2022	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$55.8	$—	$55.8	$(26.3)	$29.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	70.3
Total	$126.1

December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$163.9	$—	$163.9	$(92.4)	$71.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	83.8
Total	$247.7

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting of Derivative Liabilities

	Gross	Gross	Net Amounts	Derivatives
	Amounts of	Amounts Offset	Presented	Not Offset
	Recognized	in the Consolidated	in the Consolidated	in the Consolidated	Net
December 31, 2022	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$77.8	$—	$77.8	$(26.3)	$51.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	21.1
Total	$98.9

December 31, 2021
Derivatives subject to a master netting arrangement or similar agreement	$109.6	$—	$109.6	$(92.4)	$17.2
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	74.2
Total	$183.8

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Foreign currency derivatives(a)	$49.5	$39.5	$(26.3)
Interest rate derivatives	—	3.4	(0.1)

(a)
For the years ended December 31, 2022, 2021, and 2020, gains/(losses) of ($1.8) million, ($2.4) million, and $0.3 million, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Year Ended December 31,
	2022		2021			2020
					Other
					Income/
		Interest		Interest	(Expense),		Interest
	Revenues	Expense	Revenues	Expense	net	Revenues	Expense
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,475.5	$(101.0)	$5,070.8	$(105.5)	$(21.7)	$4,835.0	$(118.5)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	47.7	—	(7.6)	—	—	1.2	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	5.6	—	6.1	—	—	10.4	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	—	—	(0.6)	0.7	—	(0.6)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains from undesignated hedges in the Consolidated Statements of Income on derivatives for the years ended December 31, 2022, 2021, and 2020 (in millions):

		Year Ended December 31,
Derivatives(a)	Location	2022	2021	2020
Foreign currency derivatives(b)	Selling, general, and administrative	$66.5	$52.0	$15.9
Total gain		$66.5	$52.0	$15.9

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations, as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above, and included in Selling, general, and administrative in the Consolidated Statements of Income, were $62.2 million, $56.1 million, and $37.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Based on December 31, 2022 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $24.3 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2022	December 31, 2021
Commercial paper	$180.0	$275.0
Notes:
4.250% notes due 2023(a)	300.0	300.0
2.850% notes due 2025(a)	500.0	500.0
1.350% notes due 2026(a)	600.0	600.0
2.750% notes due 2031(a)	300.0	300.0
6.200% notes due 2036(a)	500.0	500.0
6.200% notes due 2040(a)	250.0	250.0
Term loan facility borrowing(b)	—	300.0
Total borrowings at par value	2,630.0	3,025.0
Debt issuance costs and unamortized discount, net	(13.2)	(16.6)
Total borrowings at carrying value(c)	$2,616.8	$3,008.4

(a)
The difference between the stated interest rate and the effective interest rate is not significant.
(b)
See the Term Loan Facility section below for further discussion of the repayment of the term loan made in 2022.
(c)
As of December 31, 2022, the Company’s weighted-average effective rate on total borrowings was approximately 3.9%.

The following summarizes the Company’s maturities of notes at par value as of December 31, 2022 (in millions):

Due within 1 year	$300.0
Due after 1 year through 2 years	—
Due after 2 years through 3 years	500.0
Due after 3 years through 4 years	600.0
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,450.0

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility as defined below. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of December 31, 2022 had a weighted-average annual interest rate of approximately 4.6% and a weighted-average term of approximately 3 days. As of December 31, 2022 and 2021, the Company had $180.0 million and $275.0 million in commercial paper borrowings outstanding, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

On December 18, 2018, the Company entered into a credit agreement providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility, with a final maturity date of January 8, 2025 (“Revolving Credit Facility”). The Company is required to maintain compliance with a consolidated adjusted Earnings before Interest, Taxes, Depreciation and Amortization interest coverage ratio covenant of greater than 3:1 for each period of four consecutive fiscal quarters. The Revolving Credit Facility supports borrowings under the Company’s commercial paper program. On October 31, 2022, the Company amended the Revolving Credit Facility to transition away from London Interbank Offered Rate ("LIBOR") and to now draw loans payable based upon the Secured Overnight Financing Rate, the Euro Interbank Offered Rate, or the Sterling Overnight Index Average.

Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected term benchmark rate plus an interest rate margin of 110 basis points. A facility fee is also payable quarterly at an annual rate of 15 basis points on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of the Company's credit ratings.

As of December 31, 2022 and 2021, the Company had no outstanding borrowings under its Revolving Credit Facility.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies.

17. Stock-Based Compensation Plans

The Western Union Company 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan (“2015 LTIP”), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards to employees and non-employee directors of the Company. Shares available for grant under the 2015 LTIP were 14.1 million as of December 31, 2022.

Stock options granted to employees under the 2015 LTIP are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning one year after the grant date. Stock options granted to executive officers and retirement eligible employees generally vest on a prorated basis upon termination. Compensation expense related to stock options is recognized over the requisite service period, which is the same as the vesting period.

Restricted stock units granted to employees typically vest three years after the grant date or vest over three or four equal annual increments beginning one year after the grant date. Restricted stock units granted to executive officers and retirement eligible employees generally vest on a prorated basis upon termination. The fair value of restricted stock units is measured based on the Company’s stock price on the grant date. Restricted stock units accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. Compensation expense related to restricted stock units is recognized over the requisite service period, which is the same as the vesting period.

In 2022, the Compensation and Benefits Committee of the Company’s Board of Directors ("the CBC") granted the Company’s executive officers and certain other key employees, excluding the CEO, long-term incentive awards under the 2015 LTIP, which consisted of 60% Financial PSUs with a TSR modifier (as defined below) and 40% restricted stock unit awards. In 2022, the CEO received long-term incentive awards under the 2015 LTIP consisting of 60% Financial PSUs with a TSR modifier, 20% stock option awards, and 20% restricted stock unit awards. The CBC granted other executive management of the Company awards under the 2015 LTIP, which consisted of 50% Financial PSUs with a TSR modifier and 50% restricted stock unit awards. In 2021, the CBC granted the Company’s executive officers and certain other key employees, excluding the CEO, long-term incentive awards under the 2015 LTIP, which consisted of 50% Financial PSUs (as defined below), 30% restricted stock unit awards, and 20% TSR PSUs (as defined below). The former CEO received long-term incentive awards under the 2015 LTIP consisting of 50% Financial PSUs, 20% TSR PSUs, 20% stock option awards, and 10% restricted stock unit awards. The CBC granted other executive management of the Company awards under the 2015 LTIP, which consisted of 50% Financial PSUs and 50% restricted stock unit awards. Additionally, the CBC granted certain other non-executive employees of the Company participating in the 2015 LTIP annual equity grants consisting of restricted stock unit awards in 2022 and 2021.

In December 2021, the Company granted its new CEO restricted stock units and stock options on the date of hire. The terms of these awards are consistent with the restricted stock units and stock options discussed above, with the exception of the vesting period of the restricted stock units, which vested over two equal increments in August 2022 and February 2023.

The performance-based restricted stock units granted to the Company’s executives in 2022 are restricted stock units that include a financial performance condition and a market condition ("Financial PSUs with a TSR modifier"). The financial metric requires the Company to meet certain financial objectives over three individual, annual performance periods (2022 through 2024). The market condition consists of a modifier tied to the Company’s total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period (2022 through 2024).

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

All PSUs discussed above will vest 100% on the third anniversary of the grant date, contingent upon threshold financial and market performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for awards in 2022 and 2021 range from 0% up to 200% of the target number of stock units granted, contingent upon actual financial and total shareholder return performance results. The grant date fair value of all performance based restricted stock units is fixed, and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. All awards granted to executive officers and retirement eligible employees generally vest on a prorated basis upon termination. The fair value of the Financial PSUs is measured with a methodology similar to that used to value the restricted stock units discussed above, while the fair value of the TSR PSUs and the Financial PSUs with a TSR modifier are determined using the Monte-Carlo simulation model. Unlike the Financial PSUs and the Financial PSUs with a TSR modifier, compensation costs related to the TSR PSUs are recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

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

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2022 was as follows (options and aggregate intrinsic value in millions):

		Weighted- Average Exercise	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Outstanding as of January 1	7.0	$18.98
Granted	0.5	$18.62
Exercised	(0.6)	$17.56
Cancelled/forfeited	(0.5)	$23.64
Outstanding as of December 31	6.4	$18.68	6.6	$—
Options exercisable as of December 31	4.1	$18.97	5.3	$—

The Company received $9.5 million, $11.6 million, and $2.2 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2022, 2021, and 2020, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The Company realized total tax benefits during the years ended December 31, 2022, 2021, and 2020 from stock option exercises of $0.2 million, $0.6 million, and $0.2 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $0.8 million, $2.8 million, and $0.8 million, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2022 was as follows (units in millions):

		Weighted-Average
	Units	Grant-Date Fair Value
Non-vested as of January 1	7.5	$21.91
Granted	4.0	$19.45
Vested	(2.2)	$21.11
Forfeited	(2.9)	$21.17
Non-vested as of December 31	6.4	$21.01

Stock-Based Compensation Expense

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units for the years ended December 31, 2022, 2021, and 2020 (in millions, except per share data):

	2022	2021	2020
Stock-based compensation expense	$(45.5)	$(44.3)	$(41.7)
Income tax benefit from stock-based compensation expense	8.1	7.5	6.9
Net income impact	$(37.4)	$(36.8)	$(34.8)
Earnings per share impact:
Basic and diluted	$(0.10)	$(0.09)	$(0.08)

As of December 31, 2022, there was $4.1 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.0 years, and there was $40.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Stock options granted:
Weighted-average risk-free interest rate	1.9%	1.3%	1.5%
Weighted-average dividend yield	4.3%	4.2%	4.0%
Volatility	29.9%	29.1%	25.2%
Expected term (in years)	7.28	7.03	7.12
Weighted-average grant date fair value	$3.47	$3.26	$3.96

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

Expected volatility - For the Company’s CEO and non-employee directors, the Company used a blend of implied and historical volatility, which was calculated using the market price of traded options on Western Union’s common stock and the historical volatility of Western Union stock data. There were no options granted to non-executive employees in 2022, 2021, or 2020.

Expected term - For 2022, 2021, and 2020, the expected term for the CEO and non-employee director grants was approximately seven years and eight years, respectively. The Company’s expected term for options was based upon, among other things, historical exercises, the vesting term of the Company’s options, and the options’ contractual term of 10 years.

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

The Consumer-to-Consumer operating segment facilitates money transfers between two consumers. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. The Company includes Branded Digital transactions in its regions. By means of common processes and systems, these regions, including Branded Digital, create one interconnected global network for consumer transactions, thereby constituting one Consumer-to-Consumer money transfer business and one operating segment.

The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The first closing occurred on March 1, 2022, the second occurred on December 31, 2022, and the third closing is expected in the second quarter of 2023. See Note 5 for further information regarding this transaction.

All businesses and other services that have not been classified in the above segments are reported as Other, which primarily includes the Company’s bill payment services which facilitate payments from consumers to businesses and other organizations and the Company’s money order services.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
•
Corporate costs, including overhead expenses, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue. Effective January 1, 2022, the Company stopped allocating corporate costs to its Business Solutions segment, given its agreement to sell this business, as discussed further in Note 5.
•
The CODM does not review total assets by segment for purposes of assessing segment performance and allocating resources. As such, the disclosure of total assets by segment has not been included below.
•
All items not included in operating income are excluded from the segments.

The following tables present the Company’s segment results for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Consumer-to-Consumer	$3,993.5	$4,394.0	$4,220.0
Business Solutions(a)	196.9	421.8	356.1
Other	285.1	255.0	258.9
Total consolidated revenues	$4,475.5	$5,070.8	$4,835.0
Operating income:
Consumer-to-Consumer	$765.1	$977.6	$924.7
Business Solutions(a)	58.5	95.5	24.4
Other	100.8	50.0	55.0
Total segment operating income	924.4	1,123.1	1,004.1
Restructuring-related expenses (Note 4)(b)	—	—	(36.8)
Russia/Belarus exit costs(c)	(10.0)	—	—
Business Solutions exit costs(c)	(7.7)	—	—
Operating expense redeployment program costs(d)	(21.8)	—	—
Total consolidated operating income	$884.9	$1,123.1	$967.3

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to the Buyer, which will be completed in three closings, the first of which occurred on March 1, 2022. The second occurred on December 31, 2022, with the third expected to occur in the second quarter of 2023. The operations of the Business Solutions business to be sold in the third closing will continue to be included in Revenues and Operating income after the second closing. However, between the first and third closings, the Company is required to pay the Buyer a measure of profit from these operations, while owned by the Company, adjusted for other charges, and this expense is recognized in Other income/(expense), net in the Consolidated Statements of Income.
(b)
As described in Note 4, on August 1, 2019, the Company’s Board of Directors approved an overall plan to change the Company’s operating model and improve its business processes and cost structure by reducing its headcount and consolidating various facilities. For the year ended December 31, 2020, the Company incurred $36.8 million of expenses related to this plan. While certain of these expenses may be identifiable to the Company’s segments, primarily the Company’s Consumer-to-Consumer segment, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.
(c)
Represents the exit costs incurred in connection with the Company's suspension of its operations in Russia and Belarus and the divestiture of the Business Solutions business, primarily related to severance and non-cash impairments of property and equipment, an operating lease ROU asset, and other intangible assets. While certain of the expenses are identifiable to the Company's segments, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)
Represents severance, non-cash impairments of operating lease right-of-use assets and property and equipment, and other expenses associated with the Company's program to redeploy expenses in its cost base through optimizations in vendor management, real estate, marketing, and people costs. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company’s segment operating income results.

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization:
Consumer-to-Consumer	$176.6	$181.6	$178.5
Business Solutions	—	16.1	36.1
Other	7.2	10.5	11.0
Total consolidated depreciation and amortization	$183.8	$208.2	$225.6

Capital expenditures:
Consumer-to-Consumer	$198.8	$192.3	$133.5
Business Solutions	0.2	5.2	10.3
Other	9.2	17.1	13.0
Total consolidated capital expenditures	$208.2	$214.6	$156.8

The geographic split of revenue below for the Consumer-to-Consumer and Business Solutions segments and Other is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of property and equipment, net, are presented based upon the location of the assets.

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, each individual agent or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

Information concerning principal geographic areas was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenue:
United States	$1,575.1	$1,702.0	$1,678.4
International	2,900.4	3,368.8	3,156.6
Total	$4,475.5	$5,070.8	$4,835.0
Long-lived assets:
United States	$69.7	$82.0	$100.4
International	40.6	53.7	50.0
Total(a)	$110.3	$135.7	$150.4

(a)
As of December 31, 2022 and 2021, Long-lived assets in International include Assets held for sale of $0.7 million and $4.9 million, respectively, and as of December 31, 2021, Long-lived assets in the United States include Assets held for sale of $1.4 million. These assets related to the Company's Business Solutions business, as further discussed in Note 5.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2022 and 2021 and Condensed Statements of Income and Comprehensive Income and Condensed Statements of Cash Flows for each of the three years in the period ended December 31, 2022.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$1.6	$2.1
Property and equipment, net of accumulated depreciation of $59.5 and $50.1, respectively	29.6	41.4
Other assets	191.1	90.0
Investment in subsidiaries	4,806.4	5,450.0
Total assets	$5,028.7	$5,583.5

Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$45.7	$58.0
Income taxes payable	417.8	477.4
Payable to subsidiaries, net	1,283.4	1,590.3
Borrowings	2,616.8	3,008.4
Other liabilities	187.2	93.8
Total liabilities	4,550.9	5,227.9
Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 373.5 shares and 393.8 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3.7	3.9
Capital surplus	995.9	941.0
Accumulated deficit	(353.9)	(537.2)
Accumulated other comprehensive loss	(167.9)	(52.1)
Total stockholders' equity	477.8	355.6
Total liabilities and stockholders' equity	$5,028.7	$5,583.5

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Gain on sale of noncontrolling interest in a private company (Note 4)	—	47.9	—
Interest income	8.3	—	—
Interest expense	(105.7)	(115.9)	(158.5)
Other income/(expense), net	3.1	(14.7)	3.6
Loss before equity earnings of affiliates and income taxes	(94.3)	(82.7)	(154.9)
Equity in earnings of affiliates, net of tax	981.1	869.1	861.7
Income tax benefit	23.8	19.4	37.5
Net income	910.6	805.8	744.3
Other comprehensive income, net of tax	—	2.5	0.4
Other comprehensive income/(loss) of affiliates, net of tax	(115.8)	104.9	49.1
Comprehensive income	$794.8	$913.2	$793.8

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$(108.3)	$510.4	$(79.0)
Cash flows from investing activities
Purchases of property and equipment	(1.7)	(0.5)	(1.0)
Proceeds from the sale of former corporate headquarters (Note 4)	—	—	43.6
Proceeds from the sale of noncontrolling interest in a private company (Note 4)	—	50.9	—
Purchases of non-settlement investments	(400.0)	—	—
Proceeds from the sale of non-settlement investments	300.0	—	—
Proceeds from divestiture, net of cash divested (Note 4)	887.2	—	—
Distributions received from/(capital contributed to) subsidiaries, net	424.6	6.5	(329.4)
Other investing activities	1.7	0.5	(2.1)
Net cash provided by/(used in) investing activities	1,211.8	57.4	(288.9)
Cash flows from financing activities
Advances from subsidiaries, net	15.6	289.5	1,139.5
Net proceeds from/(repayments of) commercial paper	(95.0)	195.0	(165.0)
Net proceeds from issuance of borrowings	—	891.7	—
Principal payments on borrowings	(300.0)	(1,150.0)	—
Proceeds from exercise of options	9.5	11.6	2.2
Cash dividends and dividend equivalents paid	(364.2)	(381.6)	(370.3)
Common stock repurchased	(369.9)	(409.9)	(239.7)
Make-whole premium on early extinguishment of debt	—	(14.3)	—
Other financing activities	—	0.2	(0.7)
Net cash provided by/(used in) financing activities	(1,104.0)	(567.8)	366.0
Net change in cash and cash equivalents	(0.5)	—	(1.9)
Cash and cash equivalents at beginning of year	2.1	2.1	4.0
Cash and cash equivalents at end of year	$1.6	$2.1	$2.1
Supplemental cash flow information:
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$325.0	$556.1	$1,364.4
Cash paid for lease liabilities	$15.3	$14.6	$20.7
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	$—	$0.9	$1.5

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $710 million as of December 31, 2022 constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent’s subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

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

	Amount		Interest Rate
Date Issued	(in millions)	Due Date	(per annum)
December 1, 2020 (a)	$93.3	August 31, 2023	0.15%
January 1, 2021 (a)	$289.0	September 30, 2023	0.14%
March 1, 2021 (a)	$244.3	November 30, 2023	0.12%
July 1, 2022 (a)	$170.4	March 31, 2025	2.21%
September 1, 2022 (a)	$70.3	May 31, 2025	2.88%
December 31, 2022 (b)	$210.9	May 31, 2023	2.40%

(a)
This note refinanced a note originally issued on a prior date.
(b)
Note is payable to the Parent's 100% owned indirect subsidiary, Western Union International Bank.

On November 8, 2015, the Parent entered into a Revolving Credit Facility agreement (the “Revolver”) with its 100% owned subsidiary, RII Holdings, Inc., providing for unsecured financing facilities in an aggregate amount of $3.0 billion. On March 1, 2022, the Parent terminated this agreement in connection with the sale of the Business Solutions business, as further discussed in Note 4. As of December 31, 2021, borrowings outstanding under the Revolver were $370.0 million and the interest rate applicable for outstanding borrowings using the six-month LIBOR set on the first day of the calendar year was 0.34%. Outstanding borrowings under the Revolver were included within Payable to subsidiaries, net in the Condensed Balance Sheets as of December 31, 2021 and during the year ended December 31, 2021, portions of the outstanding balance were repaid by means of non-cash distributions by the Parent’s subsidiaries.

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

4. Divestitures and Investment Activities

Divestitures

On August 4, 2021, the Parent entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, "the Buyer") for cash consideration of $910.0 million. The sale is expected to be completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022 and excluded the operations in the European Union and the United Kingdom. The second closing occurred on December 31, 2022 and included the United Kingdom operations, while the third closing is expected in the second quarter of 2023 and includes the European Union operations. As of December 31, 2022, the Parent has agreed to and paid final working capital adjustments to the Buyer and has classified the proceeds allocated to the European Union operations of approximately $104 million within Other liabilities in the Parent's Consolidated Balance Sheets. The gain on the sale from the first and second closings was recognized by the Parent's subsidiaries, and portions of the proceeds payable to the Parent's subsidiaries were settled by means of non-cash distributions by those subsidiaries.

In 2020, the Parent sold its former corporate headquarters and recorded an immaterial pre-tax gain on the sale. The proceeds from this sale have been included in Cash flows from investing activities within the Parent’s Condensed Statements of Cash Flows for the year ended December 31, 2020.

Investment Activities

In April 2021, the Parent sold a substantial majority of the noncontrolling interest it held in a private company for cash proceeds of $50.9 million. The Parent recorded a gain of $47.9 million within Loss before equity earnings of affiliates and income taxes, during the year ended December 31, 2021. The Parent retains an immaterial equity interest in this private company.

5. Commitments, Contingencies, and Guarantees

The Parent had approximately $370 million in outstanding letters of credit and bank guarantees as of December 31, 2022 primarily held in connection with regulatory requirements, certain agent agreements, and the Parent's guarantees of its subsidiaries' performance under these letters of credit and bank guarantees. In 2022, the Parent provided a $200 million guarantee to an underwriter of a surety bond, payable in the event the Parent's subsidiary defaults on its obligation.

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

The Parent’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2022 and 2021, the total ROU assets were $44.1 million and $56.9 million, respectively, and lease liabilities were $80.4 million and $91.3 million, respectively. The ROU assets and operating lease liabilities were included in Other assets and Other liabilities, respectively, in the Parent’s Condensed Balance Sheets. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Parent’s Condensed Statements of Cash Flows. Short-term and variable lease costs were not material for the years ended December 31, 2022, 2021, and 2020.

The Parent’s leases have remaining terms from less than 1 year to nearly 9 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Parent the right to extend the lease by up to 10 years. However, these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	7.9	8.6
Weighted-average discount rate	5.5%	5.3%

The following table represents maturities of operating lease liabilities as of December 31, 2022 (in millions):

December 31, 2022
Due within 1 year	$13.9
Due after 1 year through 2 years	12.8
Due after 2 years through 3 years	12.5
Due after 3 years through 4 years	10.9
Due after 4 years through 5 years	11.1
Due after 5 years	39.1
Total lease payments	100.3
Less imputed interest	(19.9)
Total operating lease liabilities	$80.4

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, which is the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information

On February 22, 2023, the Compensation Committee of our Board of Directors amended and restated The Western Union Company Severance/Change in Control Policy (Executive Committee Level) (the “Amended and Restated Policy”), effective May 1, 2023, to revise the severance provisions and make certain other administrative changes, including the elimination of the legacy tax gross-up provision with respect to change in control benefits. Under the Amended and Restated Policy, in the event of an involuntary termination of employment by the Company prior to or more than 24 months following a Change in Control and other than due to death, disability or for cause, the eligible executive will receive (i) an amount equal to a severance multiple times the eligible executive’s base salary, with the severance multiple equal to 1.5 in the case of the Chief Executive Officer, 1.0 in the case of other eligible executives and 0.5 in the case of an eligible executive who has been employed with the Company for six months or less, (ii) a pro-rated bonus for the year of termination based on actual performance and days employed during the year, (iii) a payment ranging from $3,000 to $18,000 for healthcare continuation coverage if the eligible executive was enrolled in coverage and (iv) pro-rata vesting of equity awards, with such awards to be settled in accordance with the terms of the equity award agreements. In the event of an involuntary termination of employment by the Company other than due to death, disability or for cause or by the eligible executive due to good reason, in each case, within 24 months following a change in control of the Company, then in lieu of the benefits set forth in clauses (i) and (iv) of the preceding sentence, an eligible executive will receive a severance payment equal to two times the sum of the eligible executive’s base salary and target bonus and outstanding equity awards will become fully vested and exercisable, with any applicable performance goals achieved based on the greater of (x) actual performance through the date of termination and (y) target performance. Severance benefits payable under the Amended and Restated Policy are subject to the eligible executive’s execution and non-revocation of a release of claims.

Eligible executives under the Amended and Restated Policy consist of any individual who is 1) designated by the Company as an insider for purposes of Section 16 of the Exchange Act and who is the Chief Executive Officer, 2) an officer of the Company who reports directly to the Chief Executive Officer on the earlier of his or her termination date or the occurrence of a change in control of the Company, or 3) selected by the Compensation Committee to participate in the Amended and Restated Policy. Accordingly, Messrs. McGranahan and Farah and Ms. Fitzgerald are eligible executives under the Amended and Restated Policy.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10‑K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2023 annual meeting of stockholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2023 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10‑K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” and “Certain Transactions and Other Matters” of our definitive proxy statement for the 2023 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 4—Ratification of Selection of Auditors” of our definitive proxy statement for the 2023 annual meeting of stockholders.

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

3.2

Amended and Restated By-laws of The Western Union Company adopted on December 8, 2022 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed on December 9, 2022 and incorporated herein by reference thereto).

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

10.3

Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 31, 2022, between The Western Union Company and Citibank, N.A. as administrative agent for the Banks (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 1, 2022 and incorporated herein by reference thereto).

10.4

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (file no. 001‑32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.5	The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated on February 22, 2023, effective May 1, 2023.*,**

10.6

The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated on January 31, 2014 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.7

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.8

The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.9

The Western Union Company Senior Executive Performance Incentive Plan, Established February 20, 2019 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.10

Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10‑K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.11

Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.12

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.13

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10‑K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.14

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10‑K filed on February 25, 2011 and incorporated herein by reference thereto).*

10.15

Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.16

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.17

Form of Award Agreement Under The Western Union Company Senior Executive Performance Incentive Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.18

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.19

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.20

The Western Union Company 2015 Long-Term Incentive Plan, as Amended and Restated on February 21, 2018 (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 22, 2018 and incorporated herein by reference thereto).*

10.21

Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.22

Form of Nonqualified Stock Option Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.23

The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2022 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference thereto).*

10.24

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10‑Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.25

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.26

Deferred Prosecution Agreement dated January 19, 2017 by and between The Western Union Company, the United States Department of Justice, and the United States Attorney’s Offices for the Eastern and Middle Districts of Pennsylvania, the Central District of California, and the Southern District of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

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

10.29

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

10.36

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.37

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.38

Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.39

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.40

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).*

10.41

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).*

10.42

Restricted Stock Unit Award Agreement for Devin B. McGranahan under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference thereto).*

10.43

Nonqualified Stock Option Grant Agreement for Devin B. McGranahan under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference thereto).*

10.44

Offer Letter dated November 12, 2021, between Devin McGranahan and Western Union, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2021, and incorporated herein by reference thereto).*

10.45	Offer Letter dated May 7, 2022, between Benjamin Adams and Western Union, LLC.*,**

10.46	The Western Union Company Severance Policy (Tier I Employees), as Amended and Restated Effective August 24, 2018.*,**

10.47	Offer Letter dated June 4, 2022, between Matt Cagwin and Western Union, LLC.*,**

10.48	Offer Letter dated January 20, 2023, between Matt Cagwin and Western Union, LLC.*,**

21	Subsidiaries of The Western Union Company**

23	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934**

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934**

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code***

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

** Filed herewith.

*** Furnished herewith.

Item 16. Form 10‑K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Western Union Company (Registrant)

February 23, 2023	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devin B. McGranahan	President, Chief Executive Officer, and Director (Principal	February 23, 2023
Devin B. McGranahan	Executive Officer)

/s/ Matt Cagwin	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Matt Cagwin

/s/ Mark Hinsey	Chief Accounting Officer and Controller	February 23, 2023
Mark Hinsey	(Principal Accounting Officer)

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 23, 2023
Jeffrey A. Joerres

/s/ Martin I. Cole	Director	February 23, 2023
Martin I. Cole

/s/ Richard A. Goodman	Director	February 23, 2023
Richard A. Goodman

/s/ Betsy D. Holden	Director	February 23, 2023
Betsy D. Holden

/s/ Michael A. Miles, Jr.	Director	February 23, 2023
Michael A. Miles, Jr.

/s/ Timothy P. Murphy	Director	February 23, 2023
Timothy P. Murphy

/s/ Joyce A. Phillips	Director	February 23, 2023
Joyce A. Phillips

/s/ Jan Siegmund	Director	February 23, 2023
Jan Siegmund

/s/ Angela A. Sun	Director	February 23, 2023
Angela A. Sun

/s/ Solomon D. Trujillo	Director	February 23, 2023
Solomon D. Trujillo