Form 10-Q
period 2023-03-31
Western Union CO
filed 2023-05-02
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of April 28, 2023, 374,468,012 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$1,036.9	$1,155.7
Expenses:
Cost of services	629.5	655.1
Selling, general, and administrative	202.7	263.1
Total expenses	832.2	918.2
Operating income	204.7	237.5
Other income/(expense):
Gain on divestiture of business (Note 4)	—	151.4
Interest income	3.2	0.6
Interest expense	(25.0)	(24.8)
Other expense, net	(1.9)	(2.5)
Total other income/(expense), net	(23.7)	124.7
Income before income taxes	181.0	362.2
Provision for income taxes	29.2	68.9
Net income	$151.8	$293.3
Earnings per share:
Basic	$0.41	$0.75
Diluted	$0.40	$0.74
Weighted-average shares outstanding:
Basic	374.4	393.1
Diluted	375.5	394.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2023	2022
Net income	$151.8	$293.3
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized gains/(losses) on investment securities	20.0	(51.6)
Unrealized gains/(losses) on hedging activities	(10.3)	5.3
Foreign currency translation adjustments	—	(17.8)
Total other comprehensive income/(loss)	9.7	(64.1)
Comprehensive income	$161.5	$229.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,228.6	$1,285.9
Settlement assets	3,386.8	3,486.8
Property and equipment, net of accumulated depreciation of $522.7 and $512.8, respectively	103.1	109.6
Goodwill	2,034.6	2,034.6
Other intangible assets, net of accumulated amortization of $637.2 and $616.3, respectively	440.2	457.9
Other assets (Note 5)	790.4	859.9
Assets held for sale (Note 4)	249.8	261.6
Total assets	$8,233.5	$8,496.3
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$409.4	$464.0
Settlement obligations	3,386.8	3,486.8
Income taxes payable	742.2	725.3
Deferred tax liability, net	162.7	158.5
Borrowings	2,462.7	2,616.8
Other liabilities	346.2	384.6
Liabilities associated with assets held for sale (Note 4)	170.7	182.5
Total liabilities	7,680.7	8,018.5

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 374.4 shares and 373.5 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3.7	3.7
Capital surplus	1,004.1	995.9
Accumulated deficit	(296.8)	(353.9)
Accumulated other comprehensive loss	(158.2)	(167.9)
Total stockholders' equity	552.8	477.8
Total liabilities and stockholders' equity	$8,233.5	$8,496.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$151.8	$293.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10.2	11.3
Amortization	36.4	35.5
Gain on divestiture of business, excluding transaction costs (Note 4)	—	(155.8)
Other non-cash items, net	19.3	22.9
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(28.1)	(93.2)
Accounts payable and accrued liabilities	(62.2)	36.0
Income taxes payable	17.2	56.2
Other liabilities	(7.3)	(6.2)
Net cash provided by operating activities	137.3	200.0
Cash flows from investing activities
Payments for capitalized contract costs	(31.0)	(6.9)
Payments for internal use software	(19.6)	(12.6)
Purchases of property and equipment	(6.8)	(10.3)
Purchases of settlement investments	(124.7)	(178.4)
Proceeds from the sale of settlement investments	22.2	71.6
Maturities of settlement investments	22.4	37.4
Purchases of non-settlement investments (Note 5)	—	(250.0)
Proceeds from the sale of non-settlement investments (Note 5)	100.0	—
Proceeds from divestiture, net of cash divested (Note 4)	—	896.1
Other investing activities	1.1	(5.9)
Net cash (used in)/provided by investing activities	(36.4)	541.0
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 9)	(88.1)	(91.8)
Common stock repurchased (Note 9)	(5.1)	(154.4)
Net repayments of commercial paper	(155.0)	(175.0)
Principal payments on borrowings	—	(300.0)
Proceeds from exercise of options	0.3	8.9
Net change in settlement obligations	109.1	(80.4)
Other financing activities	(0.2)	—
Net cash used in financing activities	(139.0)	(792.7)
Net change in cash and cash equivalents, including settlement, and restricted cash	(38.1)	(51.7)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,040.7	2,110.9
Cash and cash equivalents, including settlement, and restricted cash at end of period	$2,002.6	$2,059.2

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	March 31,
	2023	2022
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,228.6	$1,295.8
Settlement cash and cash equivalents (Note 8)	737.1	685.7
Restricted cash in Other assets	36.9	24.6
Cash and cash equivalents included in Assets held for sale (Note 4)	—	53.1
Cash and cash equivalents, including settlement, and restricted cash at end of period	$2,002.6	$2,059.2
	Three Months Ended
	March 31,
	2023	2022
Supplemental cash flow information:
Interest paid	$16.9	$16.6
Income taxes paid	$13.3	$23.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2022	373.5	$3.7	$995.9	$(353.9)	$(167.9)	$477.8
Net income	—	—	—	151.8	—	151.8
Stock-based compensation	—	—	8.0	—	—	8.0
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(88.6)	—	(88.6)
Repurchase and retirement of common shares	(0.5)	(0.1)	—	(6.1)	—	(6.2)
Shares issued under stock-based compensation plans	1.4	0.1	0.2	—	—	0.3
Other comprehensive income (Note 9)	—	—	—	—	9.7	9.7
Balance, March 31, 2023	374.4	$3.7	$1,004.1	$(296.8)	$(158.2)	$552.8

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2021	393.8	$3.9	$941.0	$(537.2)	$(52.1)	$355.6
Net income	—	—	—	293.3	—	293.3
Stock-based compensation	—	—	10.7	—	—	10.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(92.6)	—	(92.6)
Repurchase and retirement of common shares	(8.6)	(0.1)	—	(158.9)	—	(159.0)
Shares issued under stock-based compensation plans	1.9	0.1	8.8	—	—	8.9
Other comprehensive loss (Note 9)	—	—	—	—	(64.1)	(64.1)
Balance, March 31, 2022	387.1	$3.9	$960.5	$(495.4)	$(116.2)	$352.8

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

The Western Union business consists of the following segments:

•
Consumer-to-Consumer - The Consumer-to-Consumer operating segment facilitates money transfers which are primarily sent from retail agent locations worldwide or through websites and mobile devices. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Business Solutions - The Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. The Business Solutions business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments, and in limited countries, the Company writes foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. See Note 4 for further information regarding this transaction. The Buyer has rebranded the sold operations within a new standalone company (now referred to as "Convera").

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of March 31, 2023 and December 31, 2022 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2023 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022.

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

2. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market, as applicable. The Company also offers foreign exchange and payment services and other services, which includes bill payment services, for which revenue is impacted by similar factors. The Company analyzes its different services individually to determine the appropriate basis for revenue recognition. For additional information on the Company's different services, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022.

Revenues from consumer money transfers are included in the Company’s Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from other services are not included in the Company’s segments and are reported as Other. See Note 14 for further information on the Company’s segments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Management has determined that the substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three months ended March 31, 2023 and 2022 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended March 31, 2023
		Foreign
	Consumer	Exchange
	Money	and Payment	Other
	Transfers	Services(b)	Services	Total
Regions:
North America	$347.3	$—	$33.4	$380.7
Europe and CIS	233.7	6.5	5.5	245.7
Middle East, Africa, and South Asia	169.3	—	0.1	169.4
Latin America and the Caribbean	99.7	—	28.2	127.9
East Asia and Oceania	55.3	—	—	55.3
Revenues from contracts with customers	$905.3	$6.5	$67.2	$979.0
Other revenues (a)	33.0	8.9	16.0	57.9
Total revenues	$938.3	$15.4	$83.2	$1,036.9

	Three Months Ended March 31, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Other
	Transfers	Services	Services	Total
Regions:
North America	$381.2	$17.9	$31.7	$430.8
Europe and Russia/CIS	283.8	33.7	3.6	321.1
Middle East, Africa, and South Asia	162.3	0.4	0.1	162.8
Latin America and the Caribbean	88.1	0.5	23.2	111.8
East Asia and Oceania	61.4	12.5	0.3	74.2
Revenues from contracts with customers	$976.8	$65.0	$58.9	$1,100.7
Other revenues (a)	22.2	24.1	8.7	55.0
Total revenues	$999.0	$89.1	$67.6	$1,155.7

(a)
Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.
(b)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The first closing occurred on March 1, 2022, the second occurred on December 31, 2022, and the third closing is currently expected to occur in the second quarter of 2023. See Note 4 for further information regarding this transaction.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock and restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above the Company’s average share price during the periods and their effect was anti-dilutive, were 9.2 million and 7.2 million for the three months ended March 31, 2023 and 2022, respectively.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended
	March 31,
	2023	2022
Basic weighted-average shares outstanding	374.4	393.1
Common stock equivalents	1.1	1.4
Diluted weighted-average shares outstanding	375.5	394.5

4. Assets Held for Sale and Related Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the "Buyer") for cash consideration of $910.0 million. The sale is expected to be completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. In connection with the first closing, the Company reclassified $17.8 million of currency translation gains previously included within AOCL as a component of Gain on divestiture of business in the Condensed Consolidated Statements of Income. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. As of March 31, 2023 and December 31, 2022, the Company has classified the proceeds allocated to the European Union operations of approximately $104 million within Other liabilities in the Condensed Consolidated Balance Sheets. The third closing, which is currently expected to occur in the second quarter of 2023, pending required regulatory approvals, includes the European Union operations, and the gain associated with this closing is subject to regulatory capital adjustments. During the period between the first and third closings, the Company is required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while owned by the Company, adjusted for the occupancy charges for employees of the Buyer using Company facilities and other items, as contractually agreed, which was $1.4 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively, and was included in Other expense, net in the Condensed Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

The Company has presented the remaining assets of its Business Solutions business as held for sale, along with the associated liabilities, as the Company believes the completion of the third closing is probable.

Business Solutions revenues included in the Condensed Consolidated Statements of Income were $15.4 million and $89.1 million and direct operating expenses, excluding corporate allocations, were $13.5 million and $62.6 million for the three months ended March 31, 2023 and 2022, respectively. Costs related to the review and closing of this divestiture were immaterial for the three months ended March 31, 2023 and were $3.2 million for the three months ended March 31, 2022.

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

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$—	$5.2
Settlement assets	85.6	74.9
Property and equipment, net of accumulated depreciation of $1.0 and $1.0, respectively	0.7	0.7
Goodwill	61.4	61.4
Other intangible assets, net of accumulated amortization of $9.8 and $9.8, respectively	1.4	1.4
Other assets	100.7	118.0
Total assets	$249.8	$261.6

Accounts payable and accrued liabilities	$12.1	$18.2
Settlement obligations	85.6	74.9
Other liabilities	73.0	89.4
Total liabilities	$170.7	$182.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022.

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by category (in millions):

	Fair Value Measurement Using		Total
March 31, 2023	Level 1	Level 2	Fair Value
Assets:
Cash and cash equivalents:
Measured at fair value through net income:
Money market funds	$150.0	$—	$150.0
Settlement assets:
Measured at fair value through net income:
Money market funds	25.8	—	25.8
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,010.3	1,010.3
Asset-backed securities	—	196.4	196.4
Corporate debt securities	—	147.7	147.7
State and municipal variable-rate demand notes	—	64.1	64.1
United States government agency mortgage-backed securities	—	18.8	18.8
Other assets:
Derivatives	—	102.2	102.2
Total assets	$175.8	$1,539.5	$1,715.3
Liabilities:
Other liabilities:
Derivatives	$—	$84.0	$84.0
Total liabilities	$—	$84.0	$84.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Fair Value Measurement Using		Total
December 31, 2022	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.7	$—	$11.7
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	933.3	933.3
Asset-backed securities	—	184.1	184.1
Corporate debt securities	—	146.9	146.9
State and municipal variable-rate demand notes	—	48.9	48.9
United States government agency mortgage-backed securities	—	20.5	20.5
Other assets:
Derivatives	—	126.1	126.1
Total assets	$11.7	$1,459.8	$1,471.5
Liabilities:
Other liabilities:
Derivatives	$—	$98.9	$98.9
Total liabilities	$—	$98.9	$98.9

There were no material, non-recurring fair value adjustments in the three months ended March 31, 2023, and there were no material, non-recurring fair value adjustments other than $8.7 million of property and equipment, operating lease right-of-use asset, and other intangible asset impairments associated with the Company's suspension of its operations in Russia and Belarus and the first closing of its Business Solutions divestiture in the three months ended March 31, 2022, as discussed further in Note 14. There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2023 and 2022.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of March 31, 2023, the carrying value and fair value of the Company’s borrowings were $2,462.7 million and $2,317.9 million, respectively (see Note 11). As of December 31, 2022, the carrying value and fair value of the Company’s borrowings were $2,616.8 million and $2,442.5 million, respectively.

In 2022, the Company entered into reverse repurchase agreements, a form of secured lending, with broker-dealer affiliates of large U.S. banks, using a portion of the proceeds from the sale of the Company's Business Solutions business. These agreements require the counterparties to pledge marketable securities with a value greater than the amount of cash transferred as collateral, which is held and valued by a third-party custodial bank. These investments generate interest income through the date of repurchase, at which point the purchase price together with the interest due will be paid back to the Company. The Company has fully redeemed these investments as of March 31, 2023. As of December 31, 2022, the carrying value of these investments, as reported in Other assets in the Company's Condensed Consolidated Balance Sheets, was $100.0 million, which approximated fair value due to the creditworthiness of the counterparty, the value of the collateral, and the investments' short-term nature and variable interest rate.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $370 million in outstanding letters of credit and bank guarantees as of March 31, 2023, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of March 31, 2023. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo ("DRC"), which was later joined by three additional individuals. These six individuals (the "Plaintiffs"), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million. In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against The Western Union Company ("TWUC") in the amount of €9 million. The business in the DRC is operated through independent agents. No Western Union entity has a presence in the country. The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company's independent agents in the DRC to satisfy the judgments. The Defendants recently learned that certain challenges to the judgments have been denied and are awaiting formal written decisions. The Defendants and TWUC intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2023 and 2022 totaled $10.8 million and $11.5 million, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

March 31, 2023
Settlement assets:
Cash and cash equivalents	$737.1
Receivables from agents, Business Solutions customers, and others	1,308.9
Less: Allowance for credit losses	(10.7)
Receivables from agents, Business Solutions customers, and others, net	1,298.2
Investment securities	1,437.3
Less: Allowance for credit losses	(0.2)
Investment securities, net	1,437.1
Total settlement assets (a)	$3,472.4
Settlement obligations:
Money transfer, money order, and payment service payables	$2,746.2
Payables to agents	726.2
Total settlement obligations (a)	$3,472.4

December 31, 2022
Settlement assets:
Cash and cash equivalents	$708.1
Receivables from agents, Business Solutions customers, and others	1,533.2
Less: Allowance for credit losses	(13.0)
Receivables from agents, Business Solutions customers, and others, net	1,520.2
Investment securities	1,333.7
Less: Allowance for credit losses	(0.3)
Investment securities, net	1,333.4
Total settlement assets (a)	$3,561.7
Settlement obligations:
Money transfer, money order, and payment service payables	$2,843.3
Payables to agents	718.4
Total settlement obligations (a)	$3,561.7

(a)
Settlement assets and Settlement obligations include Assets held for sale and Liabilities associated with assets held for sale of $85.6 million and $74.9 million as of March 31, 2023 and December 31, 2022, respectively (see Note 4).

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Allowance for Credit Losses

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,288.2 million and $1,508.5 million as of March 31, 2023 and December 31, 2022, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arise from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $10.0 million and $11.7 million as of March 31, 2023 and December 31, 2022, respectively. Receivables occur when funds have been paid out to a beneficiary but not yet received from the customer. Collection of these receivables ordinarily occurs within a few days. To mitigate risk associated with potential Business Solutions customer defaults, the Company performs credit reviews on an ongoing basis.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of March 31, 2023.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2023	$11.4	$1.6
Current period provision for expected credit losses (a)	(0.4)	0.4
Write-offs charged against the allowance	(4.2)	(0.7)
Recoveries of amounts previously written off	1.8	—
Impacts of foreign currency exchange rates, divestitures, and other	0.1	0.7
Allowance for credit losses as of March 31, 2023	$8.7	$2.0

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2022	$18.0	$5.7
Current period provision for expected credit losses (a)	1.9	0.4
Write-offs charged against the allowance	(3.1)	(0.4)
Recoveries of amounts previously written off	1.7	—
Impacts of foreign currency exchange rates, divestitures, and other	(0.1)	(4.2)
Allowance for credit losses as of March 31, 2022	$18.4	$1.5

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. The Company recognized losses that were not credit-related of $9.1 million and $10.0 million for the three months ended March 31, 2023, and 2022, respectively.

In addition, from time to time, the Company makes advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, amounts advanced to agents were $171.6 million and $154.9 million, respectively, and the related allowances for credit losses were immaterial.

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security, or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity and are limited to the difference between fair value and the amortized cost basis. The Company’s provision for credit losses on its available-for-sale securities during the three months ended March 31, 2023 and 2022 and the related allowance for credit losses as of March 31, 2023 and December 31, 2022 were immaterial.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
March 31, 2023	Cost	Value	Gains	Losses	Gains/(Losses)
Cash and cash equivalents:
Money market funds	$150.0	$150.0	$—	$—	$—
Settlement assets:
Cash and cash equivalents:
Money market funds	$25.8	$25.8	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,066.7	1,010.3	3.0	(59.4)	(56.4)
Asset-backed securities	193.9	196.4	2.6	(0.1)	2.5
Corporate debt securities	153.0	147.7	0.6	(5.9)	(5.3)
State and municipal variable-rate demand notes	64.1	64.1	—	—	—
United States government agency mortgage-backed securities	19.5	18.8		(0.7)	(0.7)
Total available-for-sale securities	1,497.2	1,437.3	6.2	(66.1)	(59.9)
Total investment securities	$1,673.0	$1,613.1	$6.2	$(66.1)	$(59.9)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2022	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.7	$11.7	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,010.5	933.3	0.3	(77.5)	(77.2)
Asset-backed securities	183.4	184.1	0.8	(0.1)	0.7
Corporate debt securities	153.5	146.9	0.3	(6.9)	(6.6)
State and municipal variable-rate demand notes	48.9	48.9	—	—	—
United States government agency mortgage-backed securities	21.5	20.5	—	(1.0)	(1.0)
Total available-for-sale securities	1,417.8	1,333.7	1.4	(85.5)	(84.1)
Total investment securities	$1,429.5	$1,345.4	$1.4	$(85.5)	$(84.1)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of March 31, 2023, by the length of time the securities were in a continuous loss position (in millions):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	100	$238.6	$(5.6)
Asset-backed securities	2	6.4	(0.1)
Corporate debt securities	25	82.6	(1.0)
United States government agency mortgage-backed securities	9	12.6	(0.5)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	252	$585.4	$(53.7)
Corporate debt securities	11	40.9	(5.0)
United States government agency mortgage-backed securities	4	6.1	(0.2)

As noted above, the Company's provision for credit losses on its investment securities for the three months ended March 31, 2023 and the related allowance for credit losses as of March 31, 2023 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates. As of March 31, 2023, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of March 31, 2023 (in millions):

Fair Value
Due within 1 year	$107.5
Due after 1 year through 5 years	645.1
Due after 5 years through 10 years	482.9
Due after 10 years	201.8
Total	$1,437.3

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

demand notes. Variable-rate demand notes, having a fair value of $64.1 million, are included in the "Due after 10 years" category, respectively, in the table above.

9. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table details reclassifications out of AOCL and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Condensed Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended
	Income Statement	March 31,
Income for the period (in millions)	Location	2023	2022
Accumulated other comprehensive loss components:
Losses on investment securities:
Available-for-sale securities	Revenues	$(0.1)	$(0.1)
Total reclassification adjustments related to investment securities, net of tax		(0.1)	(0.1)
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	8.2	1.0
Interest rate contracts	Interest expense	—	(0.1)
Total reclassification adjustments related to cash flow hedges, net of tax		8.2	0.9
Foreign currency translation adjustments:
Foreign currency translation	Gain on divestiture of business	—	17.8
Total reclassification adjustments related to foreign currency translation adjustments, net of tax		—	17.8
Total reclassifications, net of tax		$8.1	$18.6

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)
Unrealized gains/(losses)	24.1	(2.2)	—	21.9
Tax benefit/(expense)	(4.2)	0.1	—	(4.1)
Amounts reclassified from AOCL into earnings, net of tax	0.1	(8.2)	—	(8.1)
As of March 31, 2023	$(49.4)	$10.2	$(119.0)	$(158.2)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2021	$30.4	$18.7	$(101.2)	$(52.1)
Unrealized gains/(losses)	(63.6)	6.2	—	(57.4)
Tax benefit	11.9	—	—	11.9
Amounts reclassified from AOCL into earnings, net of tax	0.1	(0.9)	(17.8)	(18.6)
As of March 31, 2022	$(21.2)	$24.0	$(119.0)	$(116.2)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash Dividends Paid

During both the three months ended March 31, 2023 and 2022, the Company's Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $88.0 million and $91.7 million in total dividends, which were paid on March 31, 2023 and 2022, respectively.

Share Repurchases

No shares were repurchased during the three months ended March 31, 2023 under the share repurchase authorization approved by the Company's Board of Directors. During the three months ended March 31, 2022, 8.1 million shares were repurchased under this authorization for $150.0 million, excluding commissions, at an average cost of $18.46. On February 10, 2022, the Company's Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. As of March 31, 2023, $648.2 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2023, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2023 and December 31, 2022 were as follows (in millions):

March 31, 2023
Contracts designated as hedges:
Euro	$288.1
Canadian dollar	111.2
Australian dollar	52.1
British pound	45.3
Swiss franc	39.4
Swedish krona	25.0
Other (a)	20.6
Contracts not designated as hedges:
Euro	$597.1
Mexican peso	147.1
British pound	135.8
Indian rupee	47.8
Australian dollar	46.4
Canadian dollar	40.9
Brazilian real	30.4
Singapore dollar	26.0
Philippine peso	25.2
Other (a)	193.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

December 31, 2022
Contracts designated as hedges:
Euro	$321.6
Canadian dollar	117.3
Australian dollar	53.2
Swiss franc	40.4
British pound	40.4
Swedish krona	25.8
Other (a)	22.1
Contracts not designated as hedges:
Euro	$603.2
Mexican peso	132.9
British pound	115.1
Indian rupee	52.6
Australian dollar	48.7
Canadian dollar	32.2
Japanese yen	30.5
Chinese yuan	30.1
Swiss franc	28.3
Swedish krona	26.7
Philippine peso	26.2
Other (a)	137.0

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

Business Solutions Operations

The Company writes derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derives a currency spread from this activity as part of its Business Solutions operations. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. See Note 4 for further information regarding this transaction. The Company aggregates its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedges the resulting net currency risks by entering into offsetting contracts with Convera through the end of the third closing of the Business Solutions divestiture. The derivatives written are part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily include spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions included in Revenues in the Company’s Condensed Consolidated Statements of Income were $14.3 million and $78.6 million for the three months ended March 31, 2023 and 2022, respectively. None of the derivative contracts used in Business Solutions operations are designated as accounting hedges and the majority of these derivative contracts have a duration at inception of greater than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $1.5 billion and $3.0 billion as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the significant majority of customer contracts are written in the following currencies: the United States dollar and euro.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2023	2022	Location	2023	2022
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$26.7	$35.2	Other liabilities	$6.2	$4.7
Total derivatives designated as hedges		$26.7	$35.2		$6.2	$4.7
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Assets held for sale	$72.0	$88.6	Liabilities associated with assets held for sale	$71.8	$89.5
Foreign currency	Other assets	3.5	2.3	Other liabilities	6.0	4.7
Total derivatives not designated as hedges		$75.5	$90.9		$77.8	$94.2
Total derivatives		$102.2	$126.1		$84.0	$98.9

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the gross and net fair value of derivative assets and liabilities as of March 31, 2023 and December 31, 2022 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset in	Presented in	Not Offset in
	Amounts of	the Condensed	the Condensed	the Condensed
	Recognized	Consolidated	Consolidated	Consolidated	Net
March 31, 2023	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$42.5	$—	$42.5	$(22.7)	$19.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	59.7
Total	$102.2

December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$55.8	$—	$55.8	$(26.3)	$29.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	70.3
Total	$126.1

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset in	Presented in	Not Offset in
	Amounts of	the Condensed	the Condensed	the Condensed
	Recognized	Consolidated	Consolidated	Consolidated	Net
March 31, 2023	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$67.3	$—	$67.3	$(22.7)	$44.6
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	16.7
Total	$84.0

December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$77.8	$—	$77.8	$(26.3)	$51.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	21.1
Total	$98.9

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

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Foreign currency derivatives (a)	$(2.2)	$6.2

(a)
Gains/(losses) of $1.8 million and $(4.2) million for the three months ended March 31, 2023 and 2022, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023		2022
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,036.9	$(25.0)	$1,155.7	$(24.8)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains reclassified from AOCL into earnings	8.2	—	1.0	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.6	—	1.1	—
Interest rate derivatives:
Losses reclassified from AOCL into earnings	—	—	—	(0.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three months ended March 31, 2023 and 2022 (in millions):

		Three Months Ended
		March 31,
Derivatives (a)	Location	2023	2022
Foreign currency derivatives (b)	Selling, general, and administrative	$4.7	$11.7

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $0.2 million and $(9.9) million for the three months ended March 31, 2023 and 2022, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on March 31, 2023 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $17.0 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Commercial paper (a)	$25.0	$180.0
Notes:
4.250% notes due 2023 (b)	300.0	300.0
2.850% notes due 2025 (b)	500.0	500.0
1.350% notes due 2026 (b)	600.0	600.0
2.750% notes due 2031 (b)	300.0	300.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Total borrowings at par value	2,475.0	2,630.0
Debt issuance costs and unamortized discount, net	(12.3)	(13.2)
Total borrowings at carrying value (c)	$2,462.7	$2,616.8

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of March 31, 2023 had a weighted-average annual interest rate of approximately 5.1% and a weighted-average term of approximately 3 days.
(b)
The difference between the stated interest rate and the effective interest rate is not significant.
(c)
As of March 31, 2023, the Company’s weighted-average effective rate on total borrowings was approximately 3.8%.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the Company’s maturities of its notes at par value as of March 31, 2023 (in millions):

Due within 1 year	$300.0
Due after 1 year through 2 years	500.0
Due after 2 years through 3 years	600.0
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,450.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 16.1% and 19.0% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the Company's effective tax rate for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily due to the effects of the sale of the Company's Business Solutions business, partially offset by discrete expenses in the current period. The sale of the Business Solutions business has been and will continue to be included in the Company's estimated annual effective rate in accordance with the gains related to each closing.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2023 and December 31, 2022 was $288.5 million and $290.7 million, respectively, including interest and penalties.

The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The conclusion of the examination of the Company’s consolidated federal income tax returns for 2017 and 2018 resulted in both agreed and unagreed adjustments. The agreed adjustments have been reflected in the Company’s financial statements. The Company is contesting the unagreed adjustments at the IRS Appeals level and believes its reserves for these unagreed adjustments are adequate. The statute of limitations for the U.S. federal returns for 2017 and 2018 has been extended to March 31, 2024. The Company’s U.S. federal income tax returns since 2019 are also eligible to be examined.

13. Stock-Based Compensation Plans

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $8.0 million and $10.7 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2023, the Company granted 1.0 million options at a weighted-average exercise price of $13.27 and 4.0 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $13.17. As of March 31, 2023, the Company had 7.2 million outstanding options at a weighted-average exercise price of $18.05, of which 4.2 million options were exercisable at a weighted-average exercise price of $19.30. The Company had 8.1 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $16.84 as of March 31, 2023.

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

The following table presents the Company’s segment results for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Consumer-to-Consumer	$938.3	$999.0
Business Solutions (a)	15.4	89.1
Other	83.2	67.6
Total consolidated revenues	$1,036.9	$1,155.7
Operating income:
Consumer-to-Consumer	$177.8	$207.2
Business Solutions (a)	1.9	27.5
Other	32.1	21.5
Total segment operating income	211.8	256.2
Russia/Belarus exit costs (b)	—	(11.0)
Business Solutions exit costs (b)	—	(7.7)
Operating expense redeployment program costs (c)	(7.1)	—
Total consolidated operating income	$204.7	$237.5

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to the Buyer. The sale will be completed in three closings, the first of which occurred on March 1, 2022. The second occurred in December 2022, with the third expected to occur in the second quarter of 2023. See Note 4 for further information regarding this transaction.
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
(c)
Represents severance, expenses associated with streamlining the Company's organizational and legal structure, and other expenses associated with the Company's program to redeploy expenses in its cost base through optimizations in vendor management, real estate, marketing, and people strategy, as previously announced in October 2022. In the fourth quarter of 2022, expenses incurred under the program included non-cash impairments of operating lease right-of-use assets and property and equipment. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in Part I, Item 1, Financial Statements in this report on Form 10-Q. This report on Form 10‑Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "intends," "targets," "anticipates," "believes," "estimates," "guides," "provides guidance," "provides outlook," “projects,” “designed to,” and other similar expressions or future or conditional verbs such as "may," "will," "should," "would," "could," and "might" are intended to identify such forward-looking statements. Readers of the Form 10‑Q of The Western Union Company (the "Company," "Western Union," "we," "our," or "us") should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the Risk Factors section and throughout the Annual Report on Form 10‑K for the year ended December 31, 2022. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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
•
Business Solutions - Our Business Solutions operating segment facilitates payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The segment’s business relates to exchanges of currency at spot rates, which enable customers to make cross-currency payments and in limited countries, we write foreign currency forward and option contracts for customers to facilitate future payments. On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, and this business is expected to be fully divested in the second quarter of 2023 as discussed below.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2023 compared to the same period in 2022. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues and operating income for the three months ended March 31, 2023 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $35.2 million for the three months ended March 31, 2023 relative to the corresponding period in the prior year.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, the “Buyer”) for cash consideration of $910.0 million. The sale is expected to be completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. The third closing, which is currently expected to occur in the second quarter of 2023 pending required regulatory approvals, includes the European Union operations. During the period between the first and third closings, we are required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while we owned them, adjusted for the provision for income taxes, occupancy charges for employees of the Buyer using our facilities, and other items. Refer to Part I, Item 1, Financial Statements, Note 4, Assets Held for Sale and Related Divestiture for further discussion.

Business Solutions revenues included in our Condensed Consolidated Statement of Income were $15.4 million and $89.1 million for the three months ended March 31, 2023 and 2022, respectively. Business Solutions direct operating expenses, which exclude corporate allocations, were $13.5 million and $62.6 million for the three months ended March 31, 2023 and 2022, respectively. Costs related to the review and closing of this divestiture were immaterial for the three months ended March 31, 2023 and $3.2 million for the three months ended March 31, 2022.

In March 2022, we suspended our operations in Russia and Belarus, which are included in our Consumer-to-Consumer segment, due to the Russia/Ukraine conflict (the "Conflict"). Revenues associated with the Russia and Belarus operations, including transactions sent from, into, and within these countries for the three months ended March 31, 2022 and the year ended December 31, 2022 were approximately $28 million. The Conflict has had and is expected to continue to have broader implications to our overall business, including reduced transaction activity in Ukraine.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022	% Change
Revenues	$1,036.9	$1,155.7	(10)%
Expenses:
Cost of services	629.5	655.1	(4)%
Selling, general, and administrative	202.7	263.1	(23)%
Total expenses	832.2	918.2	(9)%
Operating income	204.7	237.5	(14)%
Other income/(expense):
Gain on divestiture of business	—	151.4	(a)
Interest income	3.2	0.6	(a)
Interest expense	(25.0)	(24.8)	1%
Other expense, net	(1.9)	(2.5)	(19)%
Total other income/(expense), net	(23.7)	124.7	(a)
Income before income taxes	181.0	362.2	(50)%
Provision for income taxes	29.2	68.9	(58)%
Net income	$151.8	$293.3	(48)%
Earnings per share:
Basic	$0.41	$0.75	(45)%
Diluted	$0.40	$0.74	(46)%
Weighted-average shares outstanding:
Basic	374.4	393.1
Diluted	375.5	394.5

(a)
Calculation not meaningful.

Revenues Overview

Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, and the difference between the exchange rate we set to the customer and the rate available in the wholesale foreign exchange market, when the money transfer involves different send and receive currencies. We also offer several other services, including foreign exchange and payment services and other bill payment services, for which revenue is impacted by similar factors.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. We have also disclosed the impact of our Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2023 compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in millions)	2023	2022	% Change
Revenues, as reported (GAAP)	$1,036.9	$1,155.7	(10)%
Foreign currency impact (a)			3%
Divestitures impact (b)			6%
Revenue change, constant currency adjusted, excluding Business Solutions (Non-GAAP)			(1)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $35.2 million for the three months ended March 31, 2023, when compared to foreign currency rates in the corresponding period in the prior year.
(b)
Business Solutions revenues included in our results were $15.4 million and $89.1 million for the three months ended March 31, 2023 and 2022, respectively.

In addition to the impacts from foreign currency and the divestiture of our Business Solutions business, as described above, for the three months ended March 31, 2023, GAAP revenues decreased when compared to the corresponding period in the prior year due to a transaction decline in our Consumer-to-Consumer segment, including as a result of the suspension of our operations in Russia and Belarus, partially offset by an increase in Consumer-to-Consumer revenues in Iraq, due to changes in monetary policy, and an increase in local currency revenue per transaction in our Argentine operations due to inflation.

Operating Expenses Overview

Operating expense redeployment program

On October 20, 2022, we announced an operating expense redeployment program which aims to redeploy approximately $150 million in expenses in our current cost base over the next 5 years, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people strategy. We believe these changes will allow us to invest in strategic initiatives. The timing and pace of this redeployment may vary, and we believe that we will continue to refine aspects of the program throughout 2023. We have incurred and expect to incur incremental expenses associated with the implementation of this program. We incurred $1.9 million and $5.2 million of Cost of services and Selling, general, and administrative expenses, respectively, for a total of $7.1 million of expenses for the three months ended March 31, 2023. We have incurred $28.9 million of total expenses under this program through March 31, 2023.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for both the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023, cost of services decreased compared to the corresponding period in the prior year primarily due to a decrease associated with the Business Solutions divestiture and a decrease in Consumer-to-Consumer agent commissions, which generally vary with revenues, partially offset by increased investments in information technology.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the three months ended March 31, 2023 compared to the corresponding period in the prior year due to a decrease associated with the Business Solutions divestiture, as discussed above, exit costs associated with the suspension of our operations in Russia and Belarus and the Business Solutions divestiture that were incurred in the prior period, and a reduction in general and administrative expenses in our shared services functions, partially offset by costs associated with our operating expense redeployment program.

Total Other Income/(Expense), Net

Total other income/(expense), net during the three months ended March 31, 2023 when compared to the corresponding period in the prior year was impacted by the gain on the first closing of the Business Solutions divestiture in the prior year period.

Income Taxes

Our effective tax rates on pre-tax income were 16.1% and 19.0% for the three months ended March 31, 2023 and 2022, respectively. The decrease in our effective tax rate for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily due to the effects of the sale of our Business Solutions business, partially offset by discrete expenses in the current period.

As of March 31, 2023, the total amount of tax contingency reserves was $235.7 million, including accrued interest and penalties, net of related items.

Earnings Per Share

During the three months ended March 31, 2023 and 2022, basic earnings per share were $0.41 and $0.75, respectively, and diluted earnings per share were $0.40 and $0.74, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2023 and 2022, there were 9.2 million and 7.2 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock and restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods and their effect was anti-dilutive.

Earnings per share for the three months ended March 31, 2023 compared to the corresponding period in the prior year were impacted by the previously described factors impacting net income and a lower number of shares outstanding.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions. On August 4, 2021, we entered into an agreement to sell our Business Solutions business, as discussed above. The operations of the Business Solutions business to be sold in the third closing will continue to be included in Revenues and Operating income after the second closing. However, between the first and third closings, we are required to pay the Buyer a measure of the profits from these operations, while we owned them, adjusted for other charges, and this expense is recognized in Other expense, net in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2023, we incurred $7.1 million of costs associated with our operating expense redeployment program, as described above, primarily related to severance and expenses associated with streamlining the Company's organizational and legal structure. During the three months ended March 31, 2022, we incurred $11.0 million and $7.7 million of exit costs associated with the suspension of our Russia and Belarus operations and the Business Solutions divestiture, respectively. These exit costs were primarily related to severance and non-cash impairments of property and equipment, an operating lease right-of-use asset, and other intangible assets. While certain of the expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Consumer-to-Consumer	91%	86%
Business Solutions	1%	8%
Other	8%	6%
	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars and transactions in millions)	2023	2022	% Change
Revenues	$938.3	$999.0	(6)%
Operating income	$177.8	$207.2	(14)%
Operating income margin	19%	21%
Key indicator:
Consumer-to-Consumer transactions	65.3	69.7	(6)%

Our Consumer-to-Consumer money transfer service facilitates money transfers sent from our retail agent locations worldwide and money transfer transactions conducted and funded through websites and mobile applications marketed under our brands ("Branded Digital"). The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. By means of common processes and systems, these regions, including Branded Digital transactions, create one interconnected global network for consumer transactions, thereby constituting one Consumer-to-Consumer money transfer business and one operating segment.

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the three months ended March 31, 2023 and 2022. Where reported separately in the discussion below, Branded Digital consists of 100% of the transactions conducted and funded through that channel.

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

	Three Months Ended March 31, 2023
	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	(8)%	(0)%	(8)%	1%
Europe and CIS ("EU & CIS")	(16)%	(3)%	(13)%	(23)%
Middle East, Africa, and South Asia ("MEASA")	5%	(1)%	6%	(3)%
Latin America and the Caribbean ("LACA")	15%	(2)%	17%	9%
East Asia and Oceania ("APAC")	(8)%	(3)%	(5)%	(2)%
Total Consumer-to-Consumer segment:	(6)%	(1)%	(5)%	(6)%

Branded Digital(b)	(7)%	(1)%	(6)%	7%

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	38%	39%
EU & CIS	26%	29%
MEASA	19%	17%
LACA	11%	9%
APAC	6%	6%

Branded Digital, which is included in the regional percentages above, represented approximately 22% of our Consumer-to-Consumer revenues for both the three months ended March 31, 2023 and 2022.

Our consumers transferred $23.0 billion and $23.8 billion in cross-border principal for the three months ended March 31, 2023 and 2022. The decrease in cross-border principal transferred during the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily attributable to a decline in Consumer-to-Consumer transactions, including as a result of the suspension of our operations in Russia and Belarus, as discussed above, as well as fluctuations in exchange rates between the United States dollar and foreign currencies, partially offset by principal growth due to change in monetary policy in Iraq. Consumer-to-Consumer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Both Consumer-to-Consumer money transfer revenue and transactions decreased 6% for the three months ended March 31, 2023 compared to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the three months ended March 31, 2023, compared to the corresponding period in the prior year.

In our Consumer-to-Consumer regions, the decrease in NA revenue for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily due to promotional pricing related to our new Branded Digital go-to-market strategy and a continued decline in our U.S. domestic business. As noted above, our EU & CIS revenues and transactions were negatively impacted by our suspension of operations in Russia and Belarus, in addition to promotional pricing related to our new Branded Digital go-to-market strategy. Revenues in the EU & CIS region were and will continue to be negatively impacted by the loss of a significant retail agent in the fourth quarter of 2022. Revenue growth in the MEASA region was driven by a change in monetary policy in Iraq, and revenue growth in the LACA region benefited from an increase in local currency revenue per transaction in Argentina and strength in Ecuador and the Dominican Republic.

We have historically implemented price reductions or price increases throughout many of our global corridors. We will likely continue to implement price changes from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Price increases may adversely affect transaction volumes, as consumers may not use our services if we fail to price them appropriately. We believe that revenues could be adversely impacted in connection with promotional pricing we implemented in the second half of 2022 for Branded Digital transactions, including those sent from the United States.

Operating Income

Consumer-to-Consumer operating income decreased 14% for the three months ended March 31, 2023 compared to the corresponding period in the prior year, primarily due to the decrease in revenues, as discussed above, and increased investments in information technology, partially offset by decreases in agent commissions, which generally vary with revenues, and a reduction in general and administrative expenses in our shared services functions.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in millions)	2023	2022	% Change
Revenues	$15.4	$89.1	(83)%
Operating income	$1.9	$27.5	(93)%
Operating income margin	13%	31%

Revenues

Business Solutions revenue decreased 83% for the three months ended March 31, 2023 compared to the corresponding period in the prior year primarily due to the first and second closings of the sale of our Business Solutions business, which occurred on March 1, 2022 and December 31, 2022, as described further above.

Operating Income

For the three months ended March 31, 2023, the decrease in operating income when compared to the corresponding period in the prior year was impacted by the first and second closings of the sale of our Business Solutions business.

Effective January 1, 2022, we stopped allocating corporate costs to our Business Solutions segment, given our agreement to sell this business.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services.

The following table sets forth Other results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in millions)	2023	2022	% Change
Revenues	$83.2	$67.6	23%
Operating income	$32.1	$21.5	50%
Operating income margin	39%	32%

Revenues

For the three months ended March 31, 2023 compared to the corresponding period in the prior year, Other revenues increased primarily due to increased investment revenues associated with our money order investment securities and an increase in local currency revenue per transaction in our cash-based bill payments services offered at retail locations in Argentina, due to inflation, partially offset by the strengthening of the United States dollar against the Argentine peso.

Operating Income

Other operating income increased for the three months ended March 31, 2023 compared to the corresponding period in the prior year due to the increase to revenues described above and the reimbursement of expenses associated with transition services provided after the first closing of the sale of our Business Solutions business.

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

Cash and Investment Securities

As of March 31, 2023 and December 31, 2022, we had Cash and cash equivalents of $1,228.6 million and $1,291.1 million, which includes $5.2 million related to Business Solutions as of December 31, 2022. As described in Part I, Item 1, Financial Statements, Note 4, Assets Held for Sale and Related Divestiture, we collected the entirety of the cash consideration related to the sale of our Business Solutions business, subject to regulatory approval and other closing conditions.

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

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,437.1 million and $1,333.4 million as of March 31, 2023 and December 31, 2022, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency. Refer to Part 1, Item 1, Financial Statements, Note 8, Settlement Assets and Obligations for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2023, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $137.3 million during the three months ended March 31, 2023, from $200.0 million in the corresponding period in the prior year, due primarily to the timing of payments for marketing and other operating expenses, net of the related accruals. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of March 31, 2023, we have outstanding borrowings at par value of $2,475.0 million. The substantial majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2023 to 2040.

Our Revolving Credit Facility provides for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility. Interest due under the Revolving Credit Facility is fixed for the term of each borrowing and is payable according to the terms of that borrowing. Generally, interest is calculated using a selected term benchmark rate plus an interest rate margin of 110 basis points. A facility fee is also payable quarterly at an annual rate of 15 basis points on the total facility, regardless of usage. Both the interest rate margin and facility fee percentage are based on certain of our credit ratings. Our Revolving Credit Facility allows us to draw loans payable based upon the Secured Overnight Financing Rate, the Euro Interbank Offered Rate, or the Sterling Overnight Index Average.

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of March 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $25.0 million of commercial paper borrowings outstanding as of March 31, 2023. Our commercial paper borrowings as of March 31, 2023 had a weighted-average annual interest rate of approximately 5.1% and a weighted-average term of approximately 3 days. During the three months ended March 31, 2023, the average commercial paper balance outstanding was $53.3 million, and the maximum balance outstanding was $250.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

On January 4, 2022, we repaid all remaining borrowings owed under our prior term loan facility for total consideration of $300.0 million, using proceeds from our commercial paper and cash, including cash generated from operations. We are no longer able to borrow money under this facility.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, and our Revolving Credit Facility available to support the needs of our business.

Our ability to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt and tax obligations will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing and our ability to identify acquisitions that align with our long-term strategy. For additional information, please refer to Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10‑K for the year ended December 31, 2022.

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $57.4 million and $29.8 million for the three months ended March 31, 2023 and 2022, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure.

Share Repurchases and Dividends

No shares were repurchased during the three months ended March 31, 2023 under the share repurchase authorization approved by our Board of Directors. During the three months ended March 31, 2022, 8.1 million shares were repurchased under this authorization for $150.0 million, excluding commissions, at an average cost of $18.46. On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. As of March 31, 2023, $648.2 million remained available under this share repurchase authorization.

Our Board of Directors declared a quarterly cash dividend of $0.235 per common share in the first quarter of 2023, representing $88.0 million in total dividends.

Material Cash Requirements

Debt Service Requirements

Notes with an aggregate principal amount of $300.0 million will mature in June 2023. We may repay this maturity through proceeds from commercial paper issuance and cash, including cash generated from operations, or we may refinance this maturity through the issuance of term debt.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $478 million remained as of March 31, 2023. We elected to pay this liability in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in the Capital Resources and Liquidity discussion located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2022. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Operating Leases

We lease real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Leases, in our Annual Report on Form 10-K for the year ended December 31, 2022 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $370 million in outstanding letters of credit and bank guarantees as of March 31, 2023 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of March 31, 2023, our total amount of unrecognized income tax benefits was $288.5 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of the settlement of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2022, for which there were no material changes, included:

•
Income taxes
•
Derivative financial instruments
•
Goodwill
•
Other intangible assets

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

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated primarily in the euro, and, to a lesser degree, the Canadian dollar, the Australian dollar, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

As of March 31, 2023, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $15 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of March 31, 2023 of approximately $2.8 billion. Approximately $1.6 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market investments, and state and municipal variable-rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remaining interest-bearing assets pay fixed interest rates and primarily consist of highly-rated state and municipal debt securities and asset-backed securities. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption and are classified within Settlement assets in the Condensed Consolidated Balance Sheets. As interest rates rise, the fair value of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within Settlement assets in the Condensed Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, excluding credit-related losses, net of the applicable deferred income tax effect, being added to or deducted from our Total stockholders’ equity in our Condensed Consolidated Balance Sheets.

Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of March 31, 2023, there were $25.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions, although there were no such swaps outstanding as of March 31, 2023. As of March 31, 2023, our weighted-average effective rate on total borrowings was approximately 3.8%.

At March 31, 2023, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of $0.3 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2023 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $16 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2023, the related condensed consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three months ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 24, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2023

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 6, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2023:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
January 1 - 31	2,950	$13.97	—	$648.2
February 1 - 28	415,547	$13.69	—	$648.2
March 1 - 31	31,906	$12.25	—	$648.2
Total	450,403	$13.59	—

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024, of which $648.2 million remained available as of March 31, 2023. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

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

The Western Union Company (Registrant)

Date: May 2, 2023	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	By:	/s/ Matt Cagwin
Matt Cagwin
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2023	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)