Form 10-Q
period 2023-06-30
Western Union CO
filed 2023-07-26
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of July 21, 2023, 374,534,805 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$1,170.0	$1,138.3	$2,206.9	$2,294.0
Expenses:
Cost of services	698.9	653.0	1,328.4	1,308.1
Selling, general, and administrative	228.5	221.3	431.2	484.4
Total expenses	927.4	874.3	1,759.6	1,792.5
Operating income	242.6	264.0	447.3	501.5
Other income/(expense):
Gain on divestiture of business (Note 4)	—	—	—	151.4
Interest income	4.2	1.8	7.4	2.4
Interest expense	(27.0)	(24.8)	(52.0)	(49.6)
Other expense, net	(3.4)	(4.8)	(5.3)	(7.3)
Total other income/(expense), net	(26.2)	(27.8)	(49.9)	96.9
Income before income taxes	216.4	236.2	397.4	598.4
Provision for income taxes	40.2	42.2	69.4	111.1
Net income	$176.2	$194.0	$328.0	$487.3
Earnings per share:
Basic	$0.47	$0.50	$0.88	$1.25
Diluted	$0.47	$0.50	$0.87	$1.25
Weighted-average shares outstanding:
Basic	375.0	386.7	374.7	389.9
Diluted	375.6	387.6	375.6	391.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$176.2	$194.0	$328.0	$487.3
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized gains/(losses) on investment securities	(11.4)	(23.7)	8.6	(75.3)
Unrealized gains/(losses) on hedging activities	(10.8)	23.1	(21.1)	28.4
Foreign currency translation adjustments	—	—	—	(17.8)
Total other comprehensive loss	(22.2)	(0.6)	(12.5)	(64.7)
Comprehensive income	$154.0	$193.4	$315.5	$422.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,585.9	$1,285.9
Settlement assets	3,328.1	3,486.8
Property and equipment, net of accumulated depreciation of $449.7 and $512.8, respectively	96.3	109.6
Goodwill	2,034.6	2,034.6
Other intangible assets, net of accumulated amortization of $655.7 and $616.3, respectively	430.3	457.9
Other assets (Note 5)	771.6	859.9
Assets held for sale (Note 4)	240.6	261.6
Total assets	$8,487.4	$8,496.3
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$418.2	$464.0
Settlement obligations	3,328.1	3,486.8
Income taxes payable	635.4	725.3
Deferred tax liability, net	153.9	158.5
Borrowings	2,813.0	2,616.8
Other liabilities	350.8	384.6
Liabilities associated with assets held for sale (Note 4)	161.5	182.5
Total liabilities	7,860.9	8,018.5

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 374.5 shares and 373.5 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3.7	3.7
Capital surplus	1,013.6	995.9
Accumulated deficit	(210.4)	(353.9)
Accumulated other comprehensive loss	(180.4)	(167.9)
Total stockholders' equity	626.5	477.8
Total liabilities and stockholders' equity	$8,487.4	$8,496.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$328.0	$487.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.1	22.6
Amortization	72.4	70.1
Gain on divestiture of business, excluding transaction costs (Note 4)	—	(155.8)
Other non-cash items, net	35.6	32.8
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(52.7)	(131.2)
Accounts payable and accrued liabilities	(52.0)	19.6
Income taxes payable	(86.4)	(20.5)
Other liabilities	(1.0)	(18.1)
Net cash provided by operating activities	264.0	306.8
Cash flows from investing activities
Payments for capitalized contract costs	(32.9)	(26.3)
Payments for internal use software	(46.0)	(42.7)
Purchases of property and equipment	(11.2)	(15.3)
Purchases of settlement investments	(198.3)	(495.3)
Proceeds from the sale of settlement investments	66.8	290.2
Maturities of settlement investments	54.3	84.4
Purchases of non-settlement investments (Note 5)	—	(400.0)
Proceeds from the sale of non-settlement investments (Note 5)	100.0	—
Proceeds from divestiture, net of cash divested (Note 4)	—	896.4
Other investing activities	2.2	0.9
Net cash (used in)/provided by investing activities	(65.1)	292.3
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 9)	(178.7)	(184.8)
Common stock repurchased (Note 9)	(6.0)	(185.5)
Net proceeds from/(repayments of) commercial paper	494.6	(15.0)
Principal payments on borrowings	(300.0)	(300.0)
Proceeds from exercise of options	0.3	9.4
Net change in settlement obligations	(619.8)	(112.1)
Other financing activities	0.1	—
Net cash used in financing activities	(609.5)	(788.0)
Net change in cash and cash equivalents, including settlement, and restricted cash	(410.6)	(188.9)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,040.7	2,110.9
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,630.1	$1,922.0

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	June 30,
	2023	2022
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,585.9	$1,201.9
Settlement cash and cash equivalents (Note 8)	11.1	602.7
Restricted cash in Other assets	33.1	40.4
Cash and cash equivalents included in Assets held for sale (Note 4)	—	77.0
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,630.1	$1,922.0
	Six Months Ended
	June 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$50.9	$47.6
Income taxes paid	$162.3	$148.9
Accrued and unpaid capitalized contract costs	$—	$39.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2022	373.5	$3.7	$995.9	$(353.9)	$(167.9)	$477.8
Net income	—	—	—	151.8	—	151.8
Stock-based compensation	—	—	8.0	—	—	8.0
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(88.6)	—	(88.6)
Repurchase and retirement of common shares	(0.5)	(0.1)	—	(6.1)	—	(6.2)
Shares issued under stock-based compensation plans	1.4	0.1	0.2	—	—	0.3
Other comprehensive income (Note 9)	—	—	—	—	9.7	9.7
Balance, March 31, 2023	374.4	3.7	1,004.1	(296.8)	(158.2)	552.8
Net income	—	—	—	176.2	—	176.2
Stock-based compensation	—	—	9.5	—	—	9.5
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(89.5)	—	(89.5)
Repurchase and retirement of common shares	—	—	—	(0.3)	—	(0.3)
Shares issued under stock-based compensation plans	0.1	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(22.2)	(22.2)
Balance, June 30, 2023	374.5	$3.7	$1,013.6	$(210.4)	$(180.4)	$626.5

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2021	393.8	$3.9	$941.0	$(537.2)	$(52.1)	$355.6
Net income	—	—	—	293.3	—	293.3
Stock-based compensation	—	—	10.7	—	—	10.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(92.6)	—	(92.6)
Repurchase and retirement of common shares	(8.6)	(0.1)	—	(158.9)	—	(159.0)
Shares issued under stock-based compensation plans	1.9	0.1	8.8	—	—	8.9
Other comprehensive loss (Note 9)	—	—	—	—	(64.1)	(64.1)
Balance, March 31, 2022	387.1	3.9	960.5	(495.4)	(116.2)	352.8
Net income	—	—	—	194.0	—	194.0
Stock-based compensation	—	—	12.3	—	—	12.3
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(89.6)	—	(89.6)
Repurchase and retirement of common shares	(1.1)	—	—	(21.1)	—	(21.1)
Shares issued under stock-based compensation plans	0.1	—	0.5	—	—	0.5
Other comprehensive loss (Note 9)	—	—	—	—	(0.6)	(0.6)
Balance, June 30, 2022	386.1	$3.9	$973.3	$(412.1)	$(116.8)	$448.3

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
•
Business Solutions - On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, "the Buyer"), and the final closing for this transaction occurred on July 1, 2023. Accordingly, the Company will no longer report Business Solutions revenues and operating expenses in future periods. See Note 4 for further information regarding this transaction. The Buyer has rebranded the sold operations within a new standalone company (now referred to as "Convera"). The Business Solutions operating segment facilitated payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The Business Solutions business related to exchanges of currency at spot rates, which enabled customers to make cross-currency payments, and in limited countries, the Company wrote foreign currency forward and option contracts for customers to facilitate future payments.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of June 30, 2023 and December 31, 2022 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2023 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022.

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

2. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, and the difference between the exchange rate we set to the customer and the rate available in the wholesale foreign exchange market, when the money transfer involves different send and receive currencies. The Company also offers other services, which includes bill payment services, for which revenue is impacted by similar factors. The Company analyzes its different services individually to determine the appropriate basis for revenue recognition. For additional information on the Company's different services, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022.

Revenues from consumer money transfers are included in the Company’s Consumer-to-Consumer segment, revenues from foreign exchange and payment services are included in the Company’s Business Solutions segment, and revenues from other services are not included in the Company’s segments and are reported as Other. See Note 14 for further information on the Company’s segments.

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and six months

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

ended June 30, 2023 and 2022 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended June 30, 2023
		Foreign
	Consumer	Exchange
	Money	and Payment	Other
	Transfers	Services(b)	Services	Total
Regions:
North America	$372.3	$—	$33.8	$406.1
Europe and CIS	246.0	6.5	4.7	257.2
Middle East, Africa, and South Asia	264.8	—	0.1	264.9
Latin America and the Caribbean	99.8	—	27.3	127.1
East Asia and Oceania	54.8	—	—	54.8
Revenues from contracts with customers	$1,037.7	$6.5	$65.9	$1,110.1
Other revenues (a)	34.5	7.8	17.6	59.9
Total revenues	$1,072.2	$14.3	$83.5	$1,170.0

	Three Months Ended June 30, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Other
	Transfers	Services(b)	Services	Total
Regions:
North America	$406.5	$—	$32.4	$438.9
Europe and CIS	273.1	20.7	5.6	299.4
Middle East, Africa, and South Asia	158.9	—	0.1	159.0
Latin America and the Caribbean	94.1	—	29.7	123.8
East Asia and Oceania	59.2	—	0.2	59.4
Revenues from contracts with customers	$991.8	$20.7	$68.0	$1,080.5
Other revenues (a)	35.1	15.0	7.7	57.8
Total revenues	$1,026.9	$35.7	$75.7	$1,138.3

	Six Months Ended June 30, 2023
		Foreign
	Consumer	Exchange
	Money	and Payment	Other
	Transfers	Services(b)	Services	Total
Regions:
North America	$719.6	$—	$67.2	$786.8
Europe and CIS	479.7	13.0	10.2	502.9
Middle East, Africa, and South Asia	434.1	—	0.2	434.3
Latin America and the Caribbean	199.5	—	55.5	255.0
East Asia and Oceania	110.1	—	—	110.1
Revenues from contracts with customers	$1,943.0	$13.0	$133.1	$2,089.1
Other revenues (a)	67.5	16.7	33.6	117.8
Total revenues	$2,010.5	$29.7	$166.7	$2,206.9

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Other
	Transfers	Services(b)	Services	Total
Regions:
North America	$787.7	$17.9	$64.1	$869.7
Europe and CIS	556.9	54.4	9.2	620.5
Middle East, Africa, and South Asia	321.2	0.4	0.2	321.8
Latin America and the Caribbean	182.2	0.5	55.8	238.5
East Asia and Oceania	120.6	12.5	0.5	133.6
Revenues from contracts with customers	$1,968.6	$85.7	$129.8	$2,184.1
Other revenues (a)	57.3	39.1	13.5	109.9
Total revenues	$2,025.9	$124.8	$143.3	$2,294.0

(a)
Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, and other sources.
(b)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC. The first closing occurred on March 1, 2022, the second occurred on December 31, 2022, and the final closing occurred on July 1, 2023. See Note 4 for further information regarding this transaction.

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

Shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock and restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above the Company’s average share price during the periods and their effect was anti-dilutive, were 10.1 million and 8.6 million for the three months ended June 30, 2023 and 2022, respectively, and 9.7 million and 7.9 million for the six months ended June 30, 2023 and 2022, respectively.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic weighted-average shares outstanding	375.0	386.7	374.7	389.9
Common stock equivalents	0.6	0.9	0.9	1.1
Diluted weighted-average shares outstanding	375.6	387.6	375.6	391.0

4. Assets Held for Sale and Related Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Kingdom, and resulted in a gain of $151.4 million. In connection with the first closing, the Company reclassified $17.8 million of currency translation gains previously included within Accumulated other comprehensive loss ("AOCL") as a component of Gain on divestiture of business in the Condensed Consolidated Statements of Income. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. As of June 30, 2023 and December 31, 2022, the Company has classified the proceeds allocated to the European Union operations of approximately $104 million within Other liabilities in the Condensed Consolidated Balance Sheets. The final closing occurred on July 1, 2023 and included the European Union operations. The gain associated with the final closing that will be recognized in the third quarter of 2023 will be subject to regulatory capital adjustments. During the period between the first and final closings, the Company was required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while owned by the Company, adjusted for the occupancy charges for employees of the Buyer using Company facilities and other items, as contractually agreed, which was $1.5 million and $8.1 million for the three months ended June 30, 2023 and 2022, respectively, and $2.9 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively, and was included in Other expense, net in the Condensed Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

The Company has presented the remaining assets of its Business Solutions business as held for sale, along with the associated liabilities, as the final closing was completed on July 1, 2023.

Business Solutions revenues included in the Condensed Consolidated Statements of Income were $14.3 million and $35.7 million and direct operating expenses, excluding corporate allocations, were $12.6 million and $27.8 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, Business Solutions revenues were $29.7 million and $124.8 million, respectively, and direct operating expenses, excluding corporate allocations, were $26.1 million and $90.4 million, respectively. For both the three and six months ended June 30, 2023, divestiture costs directly associated with this transaction were $1.0 million. For the three and six months ended June 30, 2022, divestiture costs directly associated with this transaction were $0.8 million and $4.0 million, respectively.

The following table reflects the assets held for sale and associated liabilities of the Business Solutions business in the accompanying Condensed Consolidated Balance Sheets (in millions). These balances are subject to regulatory capital adjustments.

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$—	$5.2
Settlement assets	91.6	74.9
Property and equipment, net of accumulated depreciation of $0.3 and $1.0, respectively	0.7	0.7
Goodwill	61.4	61.4
Other intangible assets, net of accumulated amortization of $9.8 and $9.8, respectively	1.4	1.4
Other assets	85.5	118.0
Total assets	$240.6	$261.6

Accounts payable and accrued liabilities	$9.6	$18.2
Settlement obligations	91.6	74.9
Other liabilities	60.3	89.4
Total liabilities	$161.5	$182.5

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

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by category (in millions):

	Fair Value Measurement Using		Total
June 30, 2023	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$7.6	—	$7.6
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,019.3	1,019.3
Asset-backed securities	—	190.9	190.9
Corporate debt securities	—	147.5	147.5
State and municipal variable-rate demand notes	—	46.3	46.3
United States government agency mortgage-backed securities	—	16.0	16.0
Other assets:
Derivatives	—	80.8	80.8
Total assets	$7.6	$1,500.8	$1,508.4
Liabilities:
Other liabilities:
Derivatives	$—	$70.3	$70.3
Total liabilities	$—	$70.3	$70.3

	Fair Value Measurement Using		Total
December 31, 2022	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.7	$—	$11.7
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	933.3	933.3
Asset-backed securities	—	184.1	184.1
Corporate debt securities	—	146.9	146.9
State and municipal variable-rate demand notes	—	48.9	48.9
United States government agency mortgage-backed securities	—	20.5	20.5
Other assets:
Derivatives	—	126.1	126.1
Total assets	$11.7	$1,459.8	$1,471.5
Liabilities:
Other liabilities:
Derivatives	$—	$98.9	$98.9
Total liabilities	$—	$98.9	$98.9

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

There were no material, non-recurring fair value adjustments in the three and six months ended June 30, 2023, and there were no material, non-recurring fair value adjustments in the three and six months ended June 30, 2022 other than approximately $9 million of property and equipment, operating lease right-of-use asset, and other intangible asset impairments associated with the Company's suspension of its operations in Russia and Belarus and the first closing of its Business Solutions divestiture in the six months ended June 30, 2022, as discussed further in Note 14. There were no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2023 and 2022.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of June 30, 2023, the carrying value and fair value of the Company’s borrowings were $2,813.0 million and $2,668.1 million, respectively (see Note 11). As of December 31, 2022, the carrying value and fair value of the Company’s borrowings were $2,616.8 million and $2,442.5 million, respectively.

In 2022, the Company entered into reverse repurchase agreements, a form of secured lending, with broker-dealer affiliates of large U.S. banks, using a portion of the proceeds from the sale of the Company's Business Solutions business. These agreements required the counterparties to pledge marketable securities with a value greater than the amount of cash transferred as collateral, which was held and valued by a third-party custodial bank. These investments generated interest income through the date of repurchase, at which point the purchase price together with the interest due was paid back to the Company. The Company has fully redeemed these investments as of June 30, 2023. As of December 31, 2022, the carrying value of these investments, as reported in Other assets in the Company's Condensed Consolidated Balance Sheets, was $100.0 million, which approximated fair value due to the creditworthiness of the counterparty, the value of the collateral, and the investments' short-term nature and variable interest rate.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $160 million in outstanding letters of credit and bank guarantees as of June 30, 2023, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of June 30, 2023. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In December 2022, a purported class action complaint was filed against several money transfer business defendants, including the Company, in the United States District Court for the Northern District of California, alleging that these defendants violated the federal Right to Financial Privacy Act and California’s Financial Information Privacy Act. The United States Department of Homeland Security and Immigration and Customs Enforcement are also named as defendants. The operative complaint alleges that the defendants violated plaintiffs’ financial privacy rights by sharing private financial information with law enforcement agencies through a program coordinated by the Transaction Record Analysis Center. On January 24, 2023, an amended complaint was filed naming the Company's subsidiary Western Union Financial Services, Inc. ("WUFSI") as a defendant in place of The Western Union Company. Due to the preliminary stage of this matter, the ultimate outcome and any potential financial impact to the Company cannot be reasonably determined at this time. WUFSI intends to defend itself vigorously in this matter.

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo ("DRC"), which was later joined by three additional individuals. These six individuals (the "Plaintiffs"), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($11.4 million as of June 30, 2023). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against The Western Union Company ("TWUC") in the amount of €9 million ($9.8 million as of June 30, 2023) The business in the DRC is operated through independent agents. No Western Union entity has a presence in the country. The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company's independent agents in the DRC to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and TWUC intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2023 and 2022 totaled $11.5 million and $12.8 million, respectively, and $22.3 million and $24.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

June 30, 2023
Settlement assets:
Cash and cash equivalents	$11.1
Receivables from agents, Business Solutions customers, and others	2,000.6
Less: Allowance for credit losses	(11.7)
Receivables from agents, Business Solutions customers, and others, net	1,988.9
Investment securities	1,420.0
Less: Allowance for credit losses	(0.3)
Investment securities, net	1,419.7
Total settlement assets (a)	$3,419.7
Settlement obligations:
Money transfer, money order, and payment service payables	$2,759.5
Payables to agents	660.2
Total settlement obligations (a)	$3,419.7

December 31, 2022
Settlement assets:
Cash and cash equivalents	$708.1
Receivables from agents, Business Solutions customers, and others	1,533.2
Less: Allowance for credit losses	(13.0)
Receivables from agents, Business Solutions customers, and others, net	1,520.2
Investment securities	1,333.7
Less: Allowance for credit losses	(0.3)
Investment securities, net	1,333.4
Total settlement assets (a)	$3,561.7
Settlement obligations:
Money transfer, money order, and payment service payables	$2,843.3
Payables to agents	718.4
Total settlement obligations (a)	$3,561.7

(a)
Settlement assets and Settlement obligations include Assets held for sale and Liabilities associated with assets held for sale of $91.6 million and $74.9 million as of June 30, 2023 and December 31, 2022, respectively (see Note 4).

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Allowance for Credit Losses

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,980.0 million and $1,508.5 million as of June 30, 2023 and December 31, 2022, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arose from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $8.9 million and $11.7 million as of June 30, 2023 and December 31, 2022, respectively. Receivables occurred when funds were paid out to a beneficiary but not yet received.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others, and Business Solutions customers. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of June 30, 2023.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2023	$11.4	$1.6
Current period provision for expected credit losses (a)	(0.4)	0.4
Write-offs charged against the allowance	(4.2)	(0.7)
Recoveries of amounts previously written off	1.8	—
Impacts of foreign currency exchange rates and other	0.1	0.7
Allowance for credit losses as of March 31, 2023	8.7	2.0
Current period provision for expected credit losses (a)	5.3	1.0
Write-offs charged against the allowance	(4.1)	(2.4)
Recoveries of amounts previously written off	1.4	—
Impacts of foreign currency exchange rates and other	0.4	(0.6)
Allowance for credit losses as of June 30, 2023	$11.7	$—

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2022	$18.0	$5.7
Current period provision for expected credit losses (a)	1.9	0.4
Write-offs charged against the allowance	(3.1)	(0.4)
Recoveries of amounts previously written off	1.7	—
Impacts of foreign currency exchange rates, divestitures, and other	(0.1)	(4.2)
Allowance for credit losses as of March 31, 2022	18.4	1.5
Current period provision for expected credit losses (a)	1.8	2.1
Write-offs charged against the allowance	(1.3)	(1.4)
Recoveries of amounts previously written off	1.0	—
Impacts of foreign currency exchange rates and other	(3.0)	(0.5)
Allowance for credit losses as of June 30, 2022	$16.9	$1.7

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. The Company recognized losses that were not credit-related of $9.1 million and $6.1 million for the three months ended March 31, 2023 and June 30, 2023, respectively, and $10.0 million and $7.7 million for the three months ended March 31, 2022 and June 30, 2022, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In addition, from time to time, the Company makes advances to its agents. The Company generally owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, amounts advanced to agents were $184.1 million and $154.9 million, respectively, and the related allowances for credit losses were immaterial.

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security, or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity and are limited to the difference between fair value and the amortized cost basis. The Company’s provision for credit losses on its available-for-sale securities during the three and six months ended June 30, 2023 and 2022 and the related allowance for credit losses as of June 30, 2023 and December 31, 2022 were immaterial.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
June 30, 2023	Cost	Value	Gains	Losses	Losses
Settlement assets:
Cash and cash equivalents:
Money market funds	$7.6	$7.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,085.6	1,019.3	1.8	(68.1)	(66.3)
Asset-backed securities	191.3	190.9	0.4	(0.8)	(0.4)
Corporate debt securities	153.7	147.5	0.3	(6.5)	(6.2)
State and municipal variable-rate demand notes	46.3	46.3	—	—	—
United States government agency mortgage-backed securities	16.8	16.0	—	(0.8)	(0.8)
Total available-for-sale securities	1,493.7	1,420.0	2.5	(76.2)	(73.7)
Total investment securities	$1,501.3	$1,427.6	$2.5	$(76.2)	$(73.7)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2022	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.7	$11.7	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,010.5	933.3	0.3	(77.5)	(77.2)
Asset-backed securities	183.4	184.1	0.8	(0.1)	0.7
Corporate debt securities	153.5	146.9	0.3	(6.9)	(6.6)
State and municipal variable-rate demand notes	48.9	48.9	—	—	—
United States government agency mortgage-backed securities	21.5	20.5	—	(1.0)	(1.0)
Total available-for-sale securities	1,417.8	1,333.7	1.4	(85.5)	(84.1)
Total investment securities	$1,429.5	$1,345.4	$1.4	$(85.5)	$(84.1)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of June 30, 2023, by the length of time the securities were in a continuous loss position (in millions):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	111	$296.5	$(5.6)
Asset-backed securities	28	163.8	(0.8)
Corporate debt securities	28	84.3	(1.3)
United States government agency mortgage-backed securities	6	5.2	(0.2)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	267	$609.4	$(62.5)
Corporate debt securities	11	40.5	(5.2)
United States government agency mortgage-backed securities	7	10.7	(0.6)

As noted above, the Company's provision for credit losses on its investment securities during the three and six months ended June 30, 2023 and the related allowance for credit losses as of June 30, 2023 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates. As of June 30, 2023, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of June 30, 2023 (in millions):

Fair Value
Due within 1 year	$115.9
Due after 1 year through 5 years	676.8
Due after 5 years through 10 years	437.6
Due after 10 years	189.7
Total	$1,420.0

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

demand notes. Variable-rate demand notes, having a fair value of $46.3 million, are included in the "Due after 10 years" category, respectively, in the table above.

9. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table details reclassifications out of AOCL and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Condensed Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
Income for the period (in millions)	Location	2023	2022	2023	2022
Accumulated other comprehensive loss components:
Losses on investment securities:
Available-for-sale securities	Revenues	$—	$—	$(0.1)	$(0.1)
Total reclassification adjustments related to investment securities, net of tax		—	—	(0.1)	(0.1)
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	7.8	13.9	16.0	14.9
Interest rate contracts	Interest expense	—	—	—	(0.1)
Income tax expense	Provision for income taxes	(0.2)	—	(0.2)	—
Total reclassification adjustments related to cash flow hedges, net of tax		7.6	13.9	15.8	14.8
Foreign currency translation adjustments:
Foreign currency translation	Gain on divestiture of business	—	—	—	17.8
Total reclassification adjustments related to foreign currency translation adjustments, net of tax		—	—	—	17.8
Total reclassifications, net of tax		$7.6	$13.9	$15.7	$32.5

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)
Unrealized gains/(losses)	24.1	(2.2)	—	21.9
Tax benefit/(expense)	(4.2)	0.1	—	(4.1)
Amounts reclassified from AOCL into earnings, net of tax	0.1	(8.2)	—	(8.1)
As of March 31, 2023	(49.4)	10.2	(119.0)	(158.2)
Unrealized losses	(13.8)	(3.1)	—	(16.9)
Tax benefit/(expense)	2.4	(0.1)	—	2.3
Amounts reclassified from AOCL into earnings, net of tax	—	(7.6)	—	(7.6)
As of June 30, 2023	$(60.8)	$(0.6)	$(119.0)	$(180.4)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2021	$30.4	$18.7	$(101.2)	$(52.1)
Unrealized gains/(losses)	(63.6)	6.2	—	(57.4)
Tax benefit	11.9	—	—	11.9
Amounts reclassified from AOCL into earnings, net of tax	0.1	(0.9)	(17.8)	(18.6)
As of March 31, 2022	(21.2)	24.0	(119.0)	(116.2)
Unrealized gains/(losses)	(28.7)	37.3	—	8.6
Tax benefit/(expense)	5.0	(0.3)	—	4.7
Amounts reclassified from AOCL into earnings, net of tax	—	(13.9)	—	(13.9)
As of June 30, 2022	$(44.9)	$47.1	$(119.0)	$(116.8)

Cash Dividends Paid

In both the first and second quarters of 2023 and 2022, the Company's Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $176.0 million and $182.5 million in total dividends, respectively. $88.0 million was paid on June 30, 2023, $88.0 million was paid on March 31, 2023, $90.8 million was paid on June 30, 2022, and $91.7 million was paid on March 31, 2022. On July 19, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on September 29, 2023.

Share Repurchases

On February 10, 2022, the Company's Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. No shares were repurchased during the six months ended June 30, 2023 under this share repurchase authorization. During the six months ended June 30, 2022, 9.2 million shares were repurchased under this authorization for $171.0 million, excluding commissions, at an average cost of $18.52. As of June 30, 2023, $648.2 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
10. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the euro, and, to a lesser degree, the Mexican peso, the British pound, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. The Company was also exposed to risk from derivative contracts, primarily from customer derivatives, arising from its cross-currency Business Solutions payment operations. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company has used derivatives to: (i) minimize its exposures related to changes in foreign currency exchange rates and interest rates and (ii) facilitate cross-currency Business Solutions payments by writing derivatives to customers.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company executes derivatives with established financial institutions; the substantial majority of these financial institutions have a credit rating of "A-" or higher from a major credit rating agency. Customer derivatives written by the Company’s Business Solutions operations primarily involve small and medium size enterprises. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis, while also monitoring the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements, but takes action when doubt arises about the counterparties’ ability to perform. These actions have included requiring Business Solutions customers to post or increase collateral, and for all counterparties, the possible termination of the related contracts. The Company’s hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2023, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2023 and December 31, 2022 were as follows (in millions):

June 30, 2023
Contracts designated as hedges:
Euro	$260.0
Canadian dollar	104.6
British pound	50.9
Australian dollar	50.4
Swiss franc	37.4
Other (a)	43.7
Contracts not designated as hedges:
Euro	$521.0
Mexican peso	176.3
British pound	120.1
United Arab Emirates dirham	68.6
Indian rupee	53.8
Philippine peso	44.0
Australian dollar	41.4
Canadian dollar	36.2
Indonesian rupiah	31.6
Brazilian real	31.0
Singapore dollar	28.1
Other (a)	175.5

December 31, 2022
Contracts designated as hedges:
Euro	$321.6
Canadian dollar	117.3
Australian dollar	53.2
Swiss franc	40.4
British pound	40.4
Swedish krona	25.8
Other (a)	22.1
Contracts not designated as hedges:
Euro	$603.2
Mexican peso	132.9
British pound	115.1
Indian rupee	52.6
Australian dollar	48.7
Canadian dollar	32.2
Japanese yen	30.5
Chinese yuan	30.1
Swiss franc	28.3
Swedish krona	26.7
Philippine peso	26.2
Other (a)	137.0

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Business Solutions Operations

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, and the final closing for this transaction occurred on July 1, 2023. See Note 4 for further information regarding this transaction. Prior to the final closing, the Company wrote derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derived a currency spread from this activity as part of its Business Solutions operations. The Company aggregated its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedged the resulting net currency risks by entering into offsetting contracts with Convera through the end of the final closing of the Business Solutions divestiture. The derivatives written were part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily included spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions included in Revenues in the Company’s Condensed Consolidated Statements of Income were $13.5 million and $33.6 million for the three months ended June 30, 2023 and 2022, respectively, and $27.8 million and $112.2 million for the six months ended June 30, 2023 and 2022, respectively. None of the derivative contracts used in Business Solutions operations were designated as accounting hedges and the majority of these derivative contracts have a duration at inception of greater than one year.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $1.5 billion and $3.0 billion as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the significant majority of customer contracts are written in the following currencies: the United States dollar and euro.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2023	2022	Location	2023	2022
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$18.5	$35.2	Other liabilities	$9.1	$4.7
Total derivatives designated as hedges		$18.5	$35.2		$9.1	$4.7
Derivatives not designated as hedges:
Business Solutions operations - foreign currency (a)	Assets held for sale	$58.6	$88.6	Liabilities associated with assets held for sale	$59.5	$89.5
Foreign currency	Other assets	3.7	2.3	Other liabilities	1.7	4.7
Total derivatives not designated as hedges		$62.3	$90.9		$61.2	$94.2
Total derivatives		$80.8	$126.1		$70.3	$98.9

(a)
In many circumstances, the Company allowed its Business Solutions customers to settle part or all of their derivative contracts prior to maturity. However, the offsetting positions entered into with Convera did not allow for similar settlement. To mitigate this, additional foreign currency contracts were entered into with Convera to offset the original economic hedge contracts. This frequently resulted in changes in the Company’s derivative assets and liabilities that did not directly align with the performance in the underlying derivatives business.

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

In addition, certain of the Company’s other agreements include netting provisions, the enforceability of which may vary from jurisdiction to jurisdiction, depending on the circumstances. Due to the uncertainty related to the enforceability of these provisions, the derivative balances associated with these agreements are included within "Derivatives that are not or may not be subject to master netting arrangement or similar agreement" in the following tables. In certain circumstances, the Company has required its Business Solutions customers to maintain collateral balances which may mitigate the risk associated with potential customer defaults.

The following tables summarize the gross and net fair value of derivative assets and liabilities as of June 30, 2023 and December 31, 2022 (in millions):

Offsetting of Derivative Assets

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset in	Presented in	Not Offset in
	Amounts of	the Condensed	the Condensed	the Condensed
	Recognized	Consolidated	Consolidated	Consolidated	Net
June 30, 2023	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$32.4	$—	$32.4	$(20.3)	$12.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	48.4
Total	$80.8

December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$55.8	$—	$55.8	$(26.3)	$29.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	70.3
Total	$126.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Offsetting of Derivative Liabilities

		Gross	Net Amounts	Derivatives
	Gross	Amounts Offset in	Presented in	Not Offset in
	Amounts of	the Condensed	the Condensed	the Condensed
	Recognized	Consolidated	Consolidated	Consolidated	Net
June 30, 2023	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$54.3	$—	$54.3	$(20.3)	$34.0
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	16.0
Total	$70.3

December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$77.8	$—	$77.8	$(26.3)	$51.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	21.1
Total	$98.9

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency derivatives (a)	$(3.5)	$37.3	$(5.7)	$43.5

(a)
Gains/(losses) of $0.1 million and $(0.7) million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and ($4.9 million) for the six months ended June 30, 2023 and 2022, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,
	2023		2022
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,170.0	$(27.0)	$1,138.3	$(24.8)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains reclassified from AOCL into earnings	7.8	—	13.9	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.7	—	1.4	—
Interest rate derivatives:
Losses reclassified from AOCL into earnings	—	—	—	—

	Six Months Ended June 30,
	2023		2022
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$2,206.9	$(52.0)	$2,294.0	$(49.6)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains reclassified from AOCL into earnings	16.0	—	14.9	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	3.3	—	2.5	—
Interest rate derivatives:
Losses reclassified from AOCL into earnings	—	—	—	(0.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three and six months ended June 30, 2023 and 2022 (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives (a)	Location	2023	2022	2023	2022
Foreign currency derivatives (b)	Selling, general, and administrative	$3.3	$43.3	$8.0	$55.0

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $3.1 million and $39.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.9 million and $49.8 million for the six months ended June 30, 2023 and 2022, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on June 30, 2023 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $7.5 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Commercial paper (a)	$674.6	$180.0
Notes:
4.250% notes due 2023 (b)	—	300.0
2.850% notes due 2025 (c)	500.0	500.0
1.350% notes due 2026 (c)	600.0	600.0
2.750% notes due 2031 (c)	300.0	300.0
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Total borrowings at par value	2,824.6	2,630.0
Debt issuance costs and unamortized discount, net	(11.6)	(13.2)
Total borrowings at carrying value (d)	$2,813.0	$2,616.8

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of June 30, 2023 had a weighted-average annual interest rate of approximately 5.3% and a weighted-average term of approximately 5 days.
(b)
Commercial paper and cash, including cash generated from operations, were used to repay $300.0 million of the aggregate principal amount of 4.250% unsecured notes due in June 2023.
(c)
The difference between the stated interest rate and the effective interest rate is not significant.
(d)
As of June 30, 2023, the Company’s weighted-average effective rate on total borrowings was approximately 4.1%.

The following summarizes the Company’s maturities of its notes at par value as of June 30, 2023 (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Due within 1 year	$—
Due after 1 year through 2 years	500.0
Due after 2 years through 3 years	600.0
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,150.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 18.6% and 17.9% for the three months ended June 30, 2023 and 2022, respectively, and 17.4% and 18.6% for the six months ended June 30, 2023 and 2022, respectively. The increase in the Company's effective tax rate for the three months ended June 30, 2023 compared to the corresponding period in the prior year was primarily due to discrete tax effects in the current period, partially offset by the effects of the sale of the Company's Business Solutions business and lower amounts of research and development expenses required to be capitalized in the current year. The decrease in the Company's effective tax rate for the six months ended June 30, 2023 compared to the corresponding period in the prior year was primarily due to the effects of the sale of the Company's Business Solutions business and lower amounts of research and development expenses required to be capitalized in the current year, partially offset by discrete tax effects in the current period. The sale of the Business Solutions business has been and will continue to be included in the Company's estimated annual effective rate in accordance with the gains related to each closing.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2023 and December 31, 2022 was $297.5 million and $290.7 million, respectively, including interest and penalties.

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

13. Stock-Based Compensation Plans

For the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $9.5 million and $12.3 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $17.5 million and $23.0 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the six months ended June 30, 2023, the Company granted 1.0 million options at a weighted-average exercise price of $13.27 and 4.1 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $13.11. As of June 30, 2023, the Company had 7.1 million outstanding options at a weighted-average exercise price of $18.09, of which 4.2 million options were exercisable at a weighted-average exercise price of $19.28. The Company had 8.0 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $16.72 as of June 30, 2023.

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

The Business Solutions operating segment facilitated payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises, and other organizations and individuals. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to the Buyer, and the final closing for this transaction occurred on July 1, 2023. Accordingly, the Company will no longer report Business Solutions revenues and operating expenses in future periods. See Note 4 for further information regarding this transaction.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s segment results for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Consumer-to-Consumer	$1,072.2	$1,026.9	$2,010.5	$2,025.9
Business Solutions (a)	14.3	35.7	29.7	124.8
Other	83.5	75.7	166.7	143.3
Total consolidated revenues	$1,170.0	$1,138.3	$2,206.9	$2,294.0
Operating income:
Consumer-to-Consumer	$230.7	$225.6	$408.5	$432.8
Business Solutions (a)	1.8	8.3	3.7	35.8
Other	18.4	30.3	50.5	51.8
Total segment operating income	250.9	264.2	462.7	520.4
Russia/Belarus exit costs (b)	—	(0.2)	—	(11.2)
Business Solutions exit costs (b)	—	—	—	(7.7)
Operating expense redeployment program costs (c)	(8.3)	—	(15.4)	—
Total consolidated operating income	$242.6	$264.0	$447.3	$501.5

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to the Buyer. The sale was completed in three closings, the first of which occurred on March 1, 2022. The second occurred on December 31, 2022, and the final occurred on July 1, 2023. See Note 4 for further information regarding this transaction.
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
•
Business Solutions - On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, and the final closing for this transaction occurred on July 1, 2023. Accordingly, we will no longer report Business Solutions revenues and operating expenses in future periods. Refer to Part 1, Item 1, Financial Statements, Note 4, Assets Held for Sale and Related Divestiture for further information regarding this transaction. Our Business Solutions operating segment facilitated payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The segment’s business related to exchanges of currency at spot rates, which enabled customers to make cross-currency payments and in limited countries, we wrote foreign currency forward and option contracts for customers to facilitate future payments.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2023 compared to the same periods in 2022. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues for the three and six months ended June 30, 2023 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $40.6 million and $75.8 million, respectively, for the three and six months ended June 30, 2023 relative to the corresponding periods in the prior year.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, "the Buyer”) for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. The final closing occurred on July 1, 2023 and included the European Union operations. The gain associated with the final closing that will be recognized in the third quarter of 2023 will be subject to regulatory capital adjustments. During the period between the first and final closings, we were required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while we owned them, adjusted for the provision for income taxes, occupancy charges for employees of the Buyer using our facilities, and other items. Refer to Part I, Item 1, Financial Statements, Note 4, Assets Held for Sale and Related Divestiture for further discussion.

Business Solutions revenues included in our Condensed Consolidated Statements of Income were $14.3 million and $35.7 million and direct operating expenses, excluding corporate allocations, were $12.6 million and $27.8 million for the three months ended June 30, 2023 and 2022, respectively. Business Solutions revenues were $29.7 million and $124.8 million and direct operating expenses, excluding corporate allocations, were $26.1 million and $90.4 million for the six months ended June 30, 2023 and 2022, respectively. For both the three and six months ended June 30, 2023, divestiture costs directly associated with this transaction were $1.0 million. For the three and six months ended June 30, 2022, divestiture costs directly associated with this transaction were $0.8 million and $4.0 million, respectively.

Beginning in March 2023, we experienced a significant increase in our business originating from Iraq which contributed 10% and 6% to our revenue growth for the three and six months ended June 30, 2023 relative to the corresponding prior periods. Over the past few months, we have been in regular discussions with policymakers in both the United States and Iraq about the elevated remittance volumes flowing through our network in Iraq. We believe this volume to be the effect of policy changes by the Central Bank of Iraq and have actively partnered with regulators to assess and evaluate increased funds flows from a regulatory, compliance, and risk perspective. We also evaluate and apply our own compliance and risk controls. Due to recent United States government actions, including those announced on July 19, 2023 impacting 14 Iraqi banks, some of whom were our agents, the ongoing and future application of our own compliance and risk controls, and future regulatory and policy changes, we expect these elevated remittance volumes relating to Iraq to be significantly lower going forward.

In March 2022, we suspended our operations in Russia and Belarus, which are included in our Consumer-to-Consumer segment, due to the Russia/Ukraine conflict. Revenues associated with the Russia and Belarus operations, including transactions sent from, into, and within these countries for the six months ended June 30, 2022 were approximately $28 million.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	% Change	2023	2022	% Change
Revenues	$1,170.0	$1,138.3	3%	$2,206.9	$2,294.0	(4)%
Expenses:
Cost of services	698.9	653.0	7%	1,328.4	1,308.1	2%
Selling, general, and administrative	228.5	221.3	3%	431.2	484.4	(11)%
Total expenses	927.4	874.3	6%	1,759.6	1,792.5	(2)%
Operating income	242.6	264.0	(8)%	447.3	501.5	(11)%
Other income/(expense):
Gain on divestiture of business	—	—	(a)	—	151.4	(a)
Interest income	4.2	1.8	(a)	7.4	2.4	(a)
Interest expense	(27.0)	(24.8)	9%	(52.0)	(49.6)	5%
Other expense, net	(3.4)	(4.8)	(30)%	(5.3)	(7.3)	(26)%
Total other income/(expense), net	(26.2)	(27.8)	(6)%	(49.9)	96.9	(a)
Income before income taxes	216.4	236.2	(8)%	397.4	598.4	(34)%
Provision for income taxes	40.2	42.2	(5)%	69.4	111.1	(38)%
Net income	$176.2	$194.0	(9)%	$328.0	$487.3	(33)%
Earnings per share:
Basic	$0.47	$0.50	(6)%	$0.88	$1.25	(30)%
Diluted	$0.47	$0.50	(6)%	$0.87	$1.25	(30)%
Weighted-average shares outstanding:
Basic	375.0	386.7		374.7	389.9
Diluted	375.6	387.6		375.6	391.0

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. We have also disclosed the impact of our Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenues, as reported (GAAP)	$1,170.0	$1,138.3	3%	$2,206.9	$2,294.0	(4)%
Foreign currency impact (a)			3%			4%
Divestitures impact (b)			3%			4%
Revenue change, constant currency adjusted, excluding Business Solutions (Non-GAAP)			9%			4%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $40.6 million and $75.8 million for the three and six months ended June 30, 2023, respectively, when compared to foreign currency rates in the corresponding periods in the prior year.
(b)
Business Solutions revenues included in our results were $14.3 million and $35.7 million for the three months ended June 30, 2023 and 2022, respectively, and $29.7 million and $124.8 million for the six months ended June 30, 2023 and 2022, respectively.

In addition to the impacts from foreign currency and the divestiture of our Business Solutions business, as described above, for the three and six months ended June 30, 2023 when compared to the corresponding periods in the prior year, GAAP revenues benefited from an increase in Consumer-to-Consumer revenues in Iraq, as discussed above, and an increase in local currency revenue per transaction in our Argentine operations due to inflation, partially offset by revenue declines in our Europe and CIS and North America regions. In addition, for the six months ended June 30, 2023, GAAP revenues decreased when compared to the corresponding period in the prior year as a result of the suspension of our operations in Russia and Belarus in March 2022.

Operating Expenses Overview

Operating expense redeployment program

On October 20, 2022, we announced an operating expense redeployment program which aims to redeploy approximately $150 million in expenses in our current cost base over the next 5 years, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people strategy. We believe these changes will allow us to invest in strategic initiatives. The timing and pace of this redeployment may vary, and we believe that we will continue to refine aspects of the program throughout 2023. We have incurred and expect to incur incremental expenses associated with the implementation of this program. We incurred $6.0 million and $2.3 million of Cost of services and Selling, general, and administrative expenses, respectively, for a total of $8.3 million of expenses for the three months ended June 30, 2023. We incurred $7.9 million and $7.5 million of Cost of services and Selling, general, and administrative expenses, respectively, for a total of $15.4 million of expenses for the six months ended June 30, 2023. We have incurred $37.2 million of total expenses under this program through June 30, 2023.

Cost of Services

Cost of services primarily consists of agent commissions, which represented more than 60% of total cost of services for the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023, Cost of services increased compared to the corresponding periods in the prior year primarily due to increased agent commissions, which generally vary with revenues, as well as increased investment in information technology, partially offset by a decrease associated with the Business Solutions divestiture.

Selling, General, and Administrative

For the three and six months ended June 30, 2023, Selling, general and administrative expenses were impacted by a decrease associated with the Business Solutions divestiture, a reduction in general and administrative expenses in our shared services functions, and a reduction in advertising expenses, partially offset by costs associated with our operating expense redeployment program and increases in employee incentive compensation. In addition, for the six months ended June 30, 2023 compared to the corresponding period in the prior year, Selling, general and administrative expenses decreased due to exit costs associated with the suspension of our operations in Russia and Belarus and the Business Solutions divestiture that were incurred in the prior period.

Total Other Income/(Expense), Net

Total other income/(expense), net for the six months ended June 30, 2023, when compared to the corresponding period in the prior year, was impacted by the gain on the first closing of the Business Solutions divestiture in the prior year.

Income Taxes

Our effective tax rates on pre-tax income were 18.6% and 17.9% for the three months ended June 30, 2023 and 2022, respectively, and 17.4% and 18.6% for the six months ended June 30, 2023 and 2022, respectively. The increase in our effective tax rate for the three months ended June 30, 2023 compared to the corresponding period in the prior year was primarily due to discrete tax effects in the current period, partially offset by the effects of the sale of our Business Solutions business and lower amounts of research and development expenses required to be capitalized in the current year. The decrease in our effective tax rate for the six months ended June 30, 2023 compared to the corresponding period in the prior year was primarily due to the effects of the sale of our Business Solutions business and lower amounts of research and development expenses required to be capitalized in the current year, partially offset by discrete tax effects in the current period.

As of June 30, 2023, the total amount of tax contingency reserves was $243.1 million, including accrued interest and penalties, net of related items.

Earnings Per Share

During the three months ended June 30, 2023 and 2022, basic and diluted earnings per share were $0.47 and $0.50, respectively. During the six months ended June 30, 2023, basic and diluted earnings per share were $0.88 and $0.87, respectively, and during the six months ended June 30, 2022, basic and diluted earnings per share were $1.25. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2023 and 2022, there were 10.1 million and 8.6 million, respectively, and for the six months ended June 30, 2023 and 2022, there were 9.7 million and 7.9 million, respectively, of shares excluded from the diluted earnings per share calculation under the treasury stock method, primarily due to outstanding options to purchase shares of Western Union stock and restricted stock units, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods and their effect was anti-dilutive.

Earnings per share for the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income, offset by a lower number of average shares outstanding.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of consumer groups, distribution networks, and services offered. Our segments are Consumer-to-Consumer and Business Solutions. On August 4, 2021, we entered into an agreement to sell our Business Solutions business, as discussed above. The operations of the Business Solutions business sold in the final closing have been included in Revenues and Operating income after the second closing and have completely transitioned to the Buyer as of the final closing. However, between the first and final closings, we were required to pay the Buyer a measure of the profits from these operations, while we owned them, adjusted for other charges, and this expense is recognized in Other expense, net in the Condensed Consolidated Statements of Income.

During the three and six months ended June 30, 2023, we incurred $8.3 million and $15.4 million of costs, respectively, associated with our operating expense redeployment program, as described above, primarily related to severance and expenses associated with streamlining the Company's organizational and legal structure. During the six months ended June 30, 2022, we incurred $11.2 million and $7.7 million of exit costs associated with the suspension of our Russia and Belarus operations and the Business Solutions divestiture, respectively. These exit costs were primarily related to severance and non-cash impairments of property and equipment, an operating lease right-of-use asset, and other intangible assets. While certain of the expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consumer-to-Consumer	92%	90%	91%	88%
Business Solutions	1%	3%	1%	6%
Other	7%	7%	8%	6%
	100%	100%	100%	100%

Consumer-to-Consumer Segment

The following table sets forth our Consumer-to-Consumer segment results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2023	2022	% Change	2023	2022	% Change
Revenues	$1,072.2	$1,026.9	4%	$2,010.5	$2,025.9	(1)%
Operating income	$230.7	$225.6	2%	$408.5	$432.8	(6)%
Operating income margin	22%	22%		20%	21%
Key indicator:
Consumer-to-Consumer transactions	70.6	68.2	4%	135.9	137.9	(1)%

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

Transaction volume is the primary generator of revenue in our Consumer-to-Consumer segment. A Consumer-to-Consumer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the three and six months ended June 30, 2023 and 2022. Where reported separately in the discussion below, Branded Digital consists of 100% of the transactions conducted and funded through that channel.

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

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Constant Currency Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)
Consumer-to-Consumer regional growth/(decline):
North America (United States & Canada) ("NA")	(8)%	(1)%	(7)%	4%	(8)%	0%	(8)%	3%
Europe and CIS ("EU & CIS")	(12)%	(2)%	(10)%	(1)%	(14)%	(2)%	(12)%	(13)%
Middle East, Africa, and South Asia ("MEASA")	66%	(1)%	67%	8%	35%	(1)%	36%	3%
Latin America and the Caribbean ("LACA")	6%	(2)%	8%	8%	10%	(3)%	13%	9%
East Asia and Oceania ("APAC")	(7)%	(3)%	(4)%	1%	(7)%	(3)%	(4)%	(1)%
Total Consumer-to-Consumer segment:	4%	(1)%	5%	4%	(1)%	(1)%	0%	(1)%

Branded Digital(b)	(2)%	0%	(2)%	12%	(5)%	(1)%	(4)%	9%

(a)
Constant currency revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period.
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer-to-Consumer revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Consumer-to-Consumer revenue as a percentage of segment revenue:
NA	35%	40%	37%	39%
EU & CIS	24%	28%	25%	29%
MEASA	26%	16%	22%	17%
LACA	10%	10%	10%	9%
APAC	5%	6%	6%	6%

Branded Digital, which is included in the regional percentages above, represented approximately 21% and 22% of our Consumer-to-Consumer revenues for the three months ended June 30, 2023 and 2022, respectively, and 21% and 22% for the six months ended June 30, 2023 and 2022, respectively.

Our consumers transferred $27.5 billion and $23.4 billion in cross-border principal for the three months ended June 30, 2023 and 2022, respectively, and $50.5 billion and $47.2 billion in cross-border principal for the six months ended June 30, 2023 and 2022, respectively. The increase in cross-border principal transferred during the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year was primarily attributable to principal growth due to a change in monetary policy in Iraq, as discussed above, and growth in our NA, LACA, and APAC regions. Consumer-to-Consumer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer-to-Consumer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Both Consumer-to-Consumer money transfer revenue and transactions increased 4% for the three months ended June 30, 2023 compared to the corresponding period in the prior year and decreased 1% for the six months ended June 30,

2023, compared to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for both the three and six months ended June 30, 2023, compared to the corresponding periods in the prior year.

In our Consumer-to-Consumer regions, the decrease in NA revenue for the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year was primarily due to promotional pricing related to our new Branded Digital go-to-market strategy and a continued decline in our U.S. domestic business. Our EU & CIS revenues were negatively impacted by pricing and continued transaction declines for the three and six months ended June 30, 2023. In addition, for the six months ended June 30, 2023 compared to the corresponding period in the prior year, EU & CIS revenues were negatively impacted by our suspension of operations in Russia and Belarus. Revenues in the EU & CIS region were and will continue to be negatively impacted by the loss of a significant retail agent in the fourth quarter of 2022. Revenue growth in the MEASA region was driven by a change in monetary policy in Iraq, as discussed above, and revenue growth in the LACA region benefited from an increase in local currency revenue per transaction in Argentina, and strength in Ecuador and Venezuela.

We have historically implemented price reductions or price increases throughout many of our global corridors. We will likely continue to implement price changes from time to time in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Price increases may adversely affect transaction volumes, as consumers may not use our services if we fail to price them appropriately. We believe revenues could continue to be adversely impacted by price reductions we have implemented in connection with our go-to-market strategy.

Operating Income

Consumer-to-Consumer operating income increased 2% for the three months ended June 30, 2023, compared to the corresponding period in the prior year, and was impacted by an increase in revenues, as discussed above, partially offset by agent commissions, which generally vary with revenues. For the six months ended June 30, 2023, Consumer-to-Consumer operating income decreased 6%, compared to the prior period, and was impacted by a decrease in revenues, as discussed above. Consumer-to-Consumer operating income for the three and six months ended June 30, 2023 was impacted by a reduction in general and administrative expenses in our shared services functions and a reduction in advertising expenses, partially offset by increased investment in information technology and increases in employee incentive compensation.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenues	$14.3	$35.7	(60)%	$29.7	$124.8	(76)%
Operating income	$1.8	$8.3	(79)%	$3.7	$35.8	(90)%
Operating income margin	12%	23%		12%	29%

Revenues

Business Solutions revenue decreased 60% and 76% for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in the prior year primarily due to the first and second closings of the sale of our Business Solutions business, which occurred on March 1, 2022 and December 31, 2022, as described further above.

Operating Income

For the three and six months ended June 30, 2023, the decrease in operating income when compared to the corresponding periods in the prior year was impacted by the first and second closings of the sale of our Business Solutions business.

Effective January 1, 2022, we stopped allocating corporate costs to our Business Solutions segment, given our agreement to sell this business.

Other

Other primarily consists of our cash-based bill payments businesses in Argentina and the United States, in addition to our money order services.

The following table sets forth Other results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenues	$83.5	$75.7	10%	$166.7	$143.3	16%
Operating income	$18.4	$30.3	(39)%	$50.5	$51.8	(3)%
Operating income margin	22%	40%		30%	36%

(a)
Calculation not meaningful.

Revenues

For the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year, Other revenues increased primarily due to increased investment revenues associated with our money order investment securities. For the six months ended June 30, 2023, revenues also increased due to an increase in local currency revenue per transaction in our cash-based bill payments services offered at retail locations in Argentina, due to inflation, partially offset by the strengthening of the United States dollar against the Argentine peso.

Operating Income

Other operating income decreased for the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year due to increased investment in information technology, an increase in consulting expenses associated with new services, and a reduction in the reimbursement of expenses associated with transition services provided after the first and second closings of the sale of our Business Solutions business, partially offset by an increase in revenue.

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

Cash and Investment Securities

As of June 30, 2023 and December 31, 2022, we had Cash and cash equivalents of $1,585.9 million and $1,291.1 million, respectively, which includes $5.2 million related to Business Solutions as of December 31, 2022. As described in Part I, Item 1, Financial Statements, Note 4, Assets Held for Sale and Related Divestiture, we collected the entirety of the cash consideration related to the sale of our Business Solutions business, subject to regulatory approval and other closing conditions.

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

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,419.7 million and $1,333.4 million as of June 30, 2023 and December 31, 2022, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of "A-" or better from a major credit rating agency. Refer to Part 1, Item 1, Financial Statements, Note 8, Settlement Assets and Obligations for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2023, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $264.0 million during the six months ended June 30, 2023, from $306.8 million in the corresponding period in the prior year, primarily due to increased transition tax payments related to our 2017 United States federal tax liability. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of June 30, 2023, we had outstanding borrowings at par value of $2,824.6 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2025 to 2040.

Commercial paper and cash, including cash generated from operations, were used to repay $300.0 million of the aggregate principal amount of 4.250% unsecured notes due in June 2023.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.5 billion is approximately 11%. As of June 30, 2023, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.5 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $674.6 million of commercial paper borrowings outstanding as of June 30, 2023. Our commercial paper borrowings as of June 30, 2023 had a weighted-average annual interest rate of approximately 5.3% and a weighted-average term of approximately 5 days. During the six months ended June 30, 2023, the average commercial paper balance outstanding was $158.3 million, and the maximum balance outstanding was $885.0 million. Proceeds from our commercial paper borrowings were used for the repayment of our notes due in June 2023, general corporate purposes, and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

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

Capital Expenditures

The total aggregate amount paid for contract costs, purchases of property and equipment, and purchased and developed software was $90.1 million and $84.3 million for the six months ended June 30, 2023 and 2022, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure.

Share Repurchases and Dividends

On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. No shares were repurchased during the six months ended June 30, 2023 under this share repurchase authorization. During the six months ended June 30, 2022, 9.2 million shares were repurchased under this authorization for $171.0 million, excluding commissions, at an average cost of $18.52. As of June 30, 2023, $648.2 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in the first and second quarters of 2023, representing $176.0 million in total dividends. On July 19, 2023, our Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on September 29, 2023.

Material Cash Requirements

Debt Service Requirements

Our 2023 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes is in 2025.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $358 million remained as of June 30, 2023. We elected to pay this liability in periodic installments through 2025 and paid $119.5 million during the second quarter of 2023. Under the terms of the law, we are required to pay the remaining installment payments as summarized in the Capital Resources and Liquidity discussion located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2022. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $160 million in outstanding letters of credit and bank guarantees as of June 30, 2023 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of June 30, 2023, our total amount of unrecognized income tax benefits was $297.5 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of the settlement of such liabilities are affected by factors which are variable and outside our control.

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

As of June 30, 2023, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $17 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of June 30, 2023 of approximately $2.6 billion. Approximately $1.3 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market investments, and state and municipal variable-rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of June 30, 2023, there were $674.6 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of June 30, 2023, our weighted-average effective rate on total borrowings was approximately 4.1%.

At June 30, 2023, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $7 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2023 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $13 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2023, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2023

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 6, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2023:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)	Programs (in millions)
April 1 - 30	13,441	$11.02	—	$648.2
May 1 - 31	3,869	$12.04	—	$648.2
June 1 - 30	13,104	$11.66	—	$648.2
Total	30,414	$11.43	—

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024, of which $648.2 million remained available as of June 30, 2023. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of The Western Union Company, as amended on May 12, 2023 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023 and incorporated by reference thereto)

10.1	The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated on July 19, 2023.*

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

________________________________

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: July 26, 2023	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2023	By:	/s/ Matt Cagwin
Matt Cagwin
Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2023	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)