Form 10-K
period 2023-12-31
Western Union CO
filed 2024-02-22
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.4 billion based on the closing sale price of $11.73 of the common stock as reported on the New York Stock Exchange.

As of February 16, 2024, 342,196,928 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10‑K.

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events Related to Our Business and Industry

•
changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns or other events, such as public health emergencies, epidemics, or pandemics, civil unrest, war, terrorism, natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers;
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
•
liabilities, increased costs, or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with, or investigations or enforcement actions by, regulators and other government authorities;
•
liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments;
•
failure to comply with regulations and evolving industry standards regarding consumer privacy, data use, the transfer of personal data between jurisdictions, and information security;

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

Item 1. Business

Overview

The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) is a leader in cross-border, cross-currency money movement, payments, and digital financial services, empowering consumers, businesses, financial institutions, and governments with fast, reliable, and convenient ways to send money and make payments around the world. Our goal is to offer accessible financial services that help people and communities prosper.

The Western Union® brand is globally recognized and represents speed, reliability, trust, and convenience. Our Consumer Money Transfer service enables people to use our well-recognized brand to send money around the world, usually within minutes. We believe that brand strength and reach of our global network, convenience, reliability, and value have been important to our business. As of December 31, 2023, our global network included agent locations in more than 200 countries and territories and many Western Union branded websites. Each location in our agent network is capable of facilitating a consumer’s use of one or more of our services, with the substantial majority offering a Western Union branded service. As of December 31, 2023, approximately 400,000 of our agent locations had conducted money transfer activity in the previous 12 months.

As we continue to seek to meet the needs of our customers for fast, reliable, and convenient global money movement and payment services while focusing on regulatory compliance, we are also working to provide consumers and our business clients with access to an expanding portfolio of financial services and to increase the ways our services can be accessed, including through the launch of our digital wallet in certain countries.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, “the Buyer”), and the final closing occurred on July 1, 2023. Accordingly, we no longer report Business Solutions revenues and operating expenses after July 1, 2023.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. Our segments were Consumer Money Transfer (previously Consumer-to-Consumer), Business Solutions, and Consumer Services (previously Other). As discussed above, we completed the sale of our Business Solutions business on July 1, 2023.

Our Consumer Services segment includes our bill payment services which facilitate payments for consumers, businesses, and other organizations, as well as our money order services, retail foreign exchange services, prepaid cards, lending partnerships, and digital wallets. Certain of our corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Consumer Services.

The table below presents the components of our consolidated revenue:

	Year Ended December 31,
	2023	2022	2021
Consumer Money Transfer	92%	89%	87%
Business Solutions(a)	1%	5%	8%
Consumer Services	7%	6%	5%
	100%	100%	100%

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to the Buyer, and the final closing for this transaction occurred on July 1, 2023. Accordingly, we will no longer report Business Solutions as a separate segment in future periods.

No individual country or territory outside the United States accounted for more than 10% of our consolidated revenue for each of the years ended December 31, 2023, 2022, and 2021.

See Part I, Item 1A, Risk Factors, for a discussion of certain risks relating to our foreign operations.

Consumer Money Transfer

Money transfers from one consumer to another are the core of our business, representing 92% of our total consolidated revenues for 2023. A substantial majority of these transfers were cross-border transactions. Our money transfer service is mainly conducted through our retail agent locations worldwide but also includes our money transfer transactions conducted and funded through websites and mobile applications marketed under our brands (“Branded Digital”). This segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. By means of common processes and systems, these regions, including Branded Digital, create one interconnected global network for consumer transactions, thereby constituting one Consumer Money Transfer business and one operating segment.

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

•
Retail - The majority of our remittances constitute retail transactions in which payment is collected by one of our agents and is available for pick-up at another agent location, usually within minutes. We offer a variety of methods for consumers to initiate transactions. In select markets, consumers may stage a transaction either online or using a mobile device and subsequently pay for the transaction at one of our agent locations. Additionally, in certain agent locations, consumers can enter a transaction at a self-service kiosk and subsequently pay for the transaction at the counter of the location.

•
Digital - In many countries and territories, consumers can initiate a money transfer from a Western Union branded website or mobile application or from sites and applications hosted by our third-party white label or co-branded digital partners.

Consumers can fund a transaction in a variety of ways, in addition to cash. For example, at certain of our agent locations, consumers can fund a transaction using a debit card, and, where available, consumers can fund a money transfer from an account and through an account using an automated teller machine (“ATM”). In digital channels, consumers can generally fund transactions using a credit card, debit card, electronic funds transfer processed through the automated clearing house (“ACH”) payment system or similar system outside the United States, online banking direct payment methods, or other bank account-based payment.

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

Distribution and Marketing Channels

We offer our Consumer Money Transfer services around the world primarily through our global network of agents and subagents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks and retailers, and other established organizations as well as smaller independent retail locations, which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and leverage this local knowledge to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our top 40 agents and partners globally have been with us for more than 20 years, on average, and in 2023, these long-standing relationships accounted for transactions that generated nearly 60% of our Consumer Money Transfer revenue. No individual agent or partner accounted for greater than 10% of the segment’s revenue during all periods presented.

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

We have recently started to expand the number of our owned and operated locations and our agent “concept stores,” in which we partner with agents who have demonstrated high-quality customer service and expertise in serving particular geographies or corridors. We believe that marginally expanding our owned locations and concept stores in high-density areas will allow us to better control the customer experience, test new products and services, and acquire customers for our digital services at a lower cost.

While we typically perform services under the Western Union brand, in certain geographic regions, we operate under other brands targeted to the local market, such as Vigo and Orlandi Valuta. We market our services to consumers in a number of ways, directly and indirectly through our agents and their subagents, leveraging promotional activities, grassroots, direct-to-consumer communications, digital advertising, and other incentives. We cooperate with various partners around the world to offer a variety of branded, co-branded, and non-Western Union branded money transfer services, including services offered exclusively under the partners’ brands. While the terms of these arrangements vary, these services are often marketed by the third-party partner and offered under the partner’s license to provide money transfer services. As a result, the regulatory requirements applicable to us under these arrangements may also vary.

Industry Trends

Trends in the volume of cross-border money transfer activity correlate with migration, global economic opportunity and related employment levels worldwide. A significant trend that continues to impact the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing, consumer protection, transparent pricing, consumer privacy, data protection, and information security. Regulations require money transfer providers, banks, and other financial institutions to develop systems to prevent, detect, monitor, and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and businesses to use money transfer services, either of which could have an adverse effect on money transfer providers’ revenues and operating income. For further discussion of the regulatory impact on our business, see the Regulation discussion in this section, Part I, Item 1A, Risk Factors. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents.

We are seeing increased competition from, and increased market acceptance of, electronic, mobile, and internet-based money transfer services as well as digital currencies, including cryptocurrencies. We believe this shift in consumer preference will continue, resulting in an increasing proportion of remittances being sent through digital means in the future.

Competition

We face robust competition in the highly fragmented consumer money transfer industry. We compete with a variety of remittance providers, including:

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
•
Digital channels - Digital service providers, including certain payment providers, allow consumers to send and receive money digitally using the internet or through mobile devices. Digital channels also include digital wallets, digital currencies, including cryptocurrencies, cryptocurrency exchanges, and social media and other predominantly communication or commerce-oriented platforms that offer money transfer services.
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

We believe the most significant competitive factors in Consumer Money Transfer remittances relate to the overall consumer value proposition, including brand recognition, trust, reliability, consumer experience, price, speed of delivery, distribution network, variety of send and receive payment methods, and channel options.

Business Solutions

On August 4, 2021, we entered into an agreement to sell our Business Solutions business. The final closing for this transaction occurred on July 1, 2023. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Divestitures, Investment Activities, and Goodwill for further information related to our Business Solutions divestiture.

Consumer Services

Consumer Services primarily consists of our bill payment services in Argentina and the United States and our money order services. Also included are our retail foreign exchange services, prepaid cards, lending partnerships, and the non-money transfer aspects of our consumer ecosystem, such as our digital wallet, which allows consumers in certain countries to load and spend funds. Consumer Services revenue is derived primarily from transaction fees paid by customers and billers and represented 7% of our total consolidated revenues for 2023. Consumer Services also includes certain corporate costs such as costs related to strategic initiatives, including for the review and closing of mergers, acquisitions, and divestitures.

Our bill payment services provide fast and convenient options for consumers, businesses, and other organizations to make payments, including to utilities, auto finance companies, mortgage servicers, financial service providers, and government agencies. Generally, these bill payment services are initiated by consumers making a cash payment at an agent or a Company-operated location, or making a payment through westernunion.com. We believe our business partners, who receive payments through our services, benefit from their relationship with Western Union, as it provides them with real-time or near real-time posting of their customers’ payments. In many circumstances, our relationships with business partners also provide them with an additional source of income and reduce their expenses for handling of payments.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax-exempt state and municipal debt securities.

For non-money transfer aspects of our consumer ecosystem, we derive income primarily from transaction fees and contractual relationships with partners such as the issuing bank for Western Union-branded prepaid cards.

Intellectual Property

The Western Union trademarks and service marks and the Company’s Black & Yellow trade dress are used and/or registered worldwide and are material to our Company. We offer money transfer services under the Western Union®, Vigo®, and Orlandi Valuta® brands. We also provide various payment and other services under many brands and product names, including Pago Fácil®, Quick Collect®, Quick PaySM, Quick Cash®, and Western Union Convenience Pay®. Our operating results have allowed us to invest significantly each year to support our brands, and in some regions, our agents have also contributed financial resources to assist with marketing our services. Additionally, we own patents and patent applications covering various aspects of our products and services, covering a range of technologies, including those related to money transfer, compliance analytics, fraud prevention, and mobile applications.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities, and many other countries and jurisdictions, including the European Union (“EU”). These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, drug trafficking, human trafficking, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, unclaimed property, the regulation of competition, consumer privacy, data protection, and information security. Failure by Western Union, our agents or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the suspension or revocation of a license or registration required to provide money transfer or payment services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services. For example, in early 2017, we entered into a Deferred Prosecution Agreement with the United States Department of Justice and certain United States Attorney’s Offices (the “DPA”), a Stipulated Order for Permanent Injunction and Final Judgment (the “FTC Consent Order”) with the United States Federal Trade Commission (“FTC”), a Consent to the Assessment of Civil Money Penalty with the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury, and settlement agreements with various state attorneys general (collectively, the “Joint Settlement Agreements”), and in early 2018, we agreed to a consent order which resolved a matter with the New York State Department of Financial Services (the “NYDFS Consent Order”). For further discussion of these agreements, please see Part I, Item 1A, Risk Factors - “Our business is the subject of consent agreements with, or investigations or enforcement actions by, regulators and other government authorities.”

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

Economic and trade sanctions programs administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations. We provide limited money transfer and payment services to parties in Cuba, Syria, and certain regions of Ukraine in accordance with United States laws authorizing such services, and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC.

In the United States, almost all states license certain of our services, and many exercise authority over the operations of certain aspects of our business and, as part of this authority, regularly examine us. Many states specify the amount and composition of eligible assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. In compliance with these regulations, we invest some of the principal of outstanding money orders, money transfers, or payments in highly-rated, investment grade securities, and our use of such investments is restricted to satisfying outstanding settlement obligations. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities. The substantial majority of our investment securities, classified within Settlement assets in the Consolidated Balance Sheets, are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency.

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

The majority of our EU business is managed through our Irish payment institution subsidiary, Western Union Payment Services Ireland Limited, which is regulated by the Central Bank of Ireland under the Second EU Payment Services Directive EU 2015/2366 (“PSD2”). PSD2 imposes rules on payment service providers like Western Union, aiming to drive increased competition, innovation, and transparency across the EU payments market, while enhancing consumer protection and the security of internet payments and account access. PSD2: (i) has increased the supervisory powers granted to member states with respect to activities performed by companies such as Western Union, and our agent network, (ii) provides for customer identity verification and authentication measures, and agent monitoring responsibilities, (iii) provides member states with the ability to limit the types, nature, and amount of charges we may assess and increases customer refund rights, and (iv) increases information security and incident reporting responsibilities.

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

Our European Union digital money transfer business is managed through our Austrian banking subsidiary, which is regulated by the Austrian Financial Market Authority under the Austrian Banking Act. Its digital money transfer business is subject to payment services regulated under PSD2 and local implementing legislation. We also have a payment institution to conduct money remittance in the United Kingdom (“UK”), which was authorized by the Financial Conduct Authority (“FCA”) in April 2019 and presently offers retail money transfer services via UK agents and our UK Branded Digital services.

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

Regulators worldwide are exercising heightened supervision of money transfer providers and banks’ relationships with money transfer providers and requiring increasing efforts to ensure compliance. As a result, we continue to incur significant compliance costs related to customer, agent, and subagent due diligence, verification, transaction approval, disclosure, and reporting requirements, including requirements to report transaction data to a greater extent or frequency than previously required, along with other requirements that have had and will continue to have a negative impact on our financial condition and results of operations.

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

Consumer Protection Regulations

The Dodd-Frank Act created the CFPB, which implements, examines compliance with, and enforces federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to further define participants in markets for consumer financial products and services and examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices. The CFPB’s regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: (i) a requirement to provide consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures and transaction receipts, including the disclosure of fees, foreign exchange rates and taxes, (ii) an obligation to resolve various errors, including certain errors that may be outside our control, and (iii) an obligation at a consumer’s request to cancel transactions that have not been completed. We have modified certain of our systems, business practices, service offerings, and procedures to comply with these regulations. We also face liability for the failure of our money transfer agents to comply with the rules and have implemented and are continuing to enhance additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of our and our agents’ implementation of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints, including with respect to money transfers. The CFPB uses the information collected to help improve its supervision of companies, enforcement of federal consumer financial laws, and writing of rules and regulations. This effort may lead to additional regulations and regulatory scrutiny of our business.

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

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation (“EMIR”) and its technical standards, which are directly applicable in the member states of the EU, have subjected certain foreign exchange hedging transactions, including certain intercompany hedging transactions and certain of the corporate interest rate hedging transactions we may enter into in the future, to reporting, recordkeeping, and other requirements. Following the departure of the UK from the EU on January 31, 2020 (“Brexit”), EMIR and the European Markets in Financial Instruments Directive (“MiFID II”) have been retained as UK law pursuant to the European Union (Withdrawal) Act 2018 UK. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK, have implemented, are implementing, or may implement regulations similar to those described above. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will likely result in additional costs or impact the way we conduct any hedging activities.

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

Privacy Regulations and Information Security Standards

We must collect, transfer, disclose, use, and store personal information in order to provide our services. These activities are subject to information security, data privacy, data protection, data breach, and related laws and regulations in the United States, the EU, and most of the other countries in which we provide services. These laws and requirements continue to evolve and may become increasingly challenging to comply with.

In the United States, federal data privacy laws such as the federal Gramm-Leach-Bliley Act and various state laws, such as the California Consumer Privacy Act (“CCPA”), the Colorado Privacy Act (“CPA”), and other data privacy and breach laws, apply to a broad range of financial institutions including money transfer providers like Western Union and to companies that provide services to or on behalf of those institutions. The number of comprehensive state privacy laws continues to grow, creating additional risks and complexity due to variations in each state’s law. The United States Federal Trade Commission (“FTC”), which has jurisdiction over companies such as Western Union, has brought numerous enforcement actions, resulting in multi-year settlements and significant fines against companies whose privacy or data security practices allegedly violated the law. The CCPA, CPA, and other state privacy laws impose heightened data privacy requirements on companies that collect information from residents of the particular states and create a broad set of privacy rights and remedies modeled in part on the General Data Protection Regulation (“GDPR”), as discussed below. The FTC, the CFPB, and some states continue to investigate companies’ privacy practices including those related to online and mobile applications. Most state laws require notification to be provided to affected individuals, state authorities, and consumer reporting agencies, in the event of a breach of certain types of personal data contained in electronic systems and, in some cases, physical documents. Such notification requirements may be subject to various factors, including the level of encryption, the data elements involved in the incident, and the potential harm to individuals, including consumers, employees, and other individuals. In addition, we are also subject to United States federal reporting requirements in connection with some such incidents.

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

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and other legal obligations and requests, we make information available to certain United States federal, state, and foreign government agencies. In recent years, we have experienced data sharing requests by these agencies, including in connection with efforts to combat money laundering, terrorist financing, fraud, drug trafficking, and human trafficking. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory and law enforcement goals, and the protection of the individual’s right to privacy, may conflict or otherwise present challenges, and the law in these areas is not consistent or settled. The legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage.

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

Human Capital Management

Our People

As of December 31, 2023, our businesses employed approximately 9,000 individuals, of which approximately 1,400 employees are located inside the United States. Our employees span more than 50 countries.

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

Training and Professional Development

We invest in our people and their growth. Our talent processes endeavor to strike an appropriate balance between global scale and local responsiveness. Our development and training organization designs or obtains training that can be made available to all regions of our global workforce.

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

Diversity, Equity, Inclusion, and Belonging

As a global company operating in more than 200 countries and territories, diversity, equity, inclusion and belonging is central to who we are and an important factor in driving innovation and performance at Western Union. We are focused on diversifying our workforce to align with the communities we serve and create a culture of inclusion and belonging to support retention and career growth. We recognize the strategic importance of inclusion and belonging in our workforce and promote diversity through our talent management practices:

•
our policies and practices in hiring, promotion, and compensation;
•
encouraging ethical decision-making via our Code of Conduct and ethics training program;
•
offering diversity training programs, sponsorship, and mentoring initiatives;
•
unconscious bias training;
•
goal setting; and
•
providing support for grassroots affinity groups and belonging initiatives.

For example, as of December 31, 2023, over 50% of our global workforce were women and 36% of senior management-level and above positions were held by women. Our leadership team has diverse backgrounds, with wide-ranging, global experience. As of February 22, 2024, three out of our seven executive officers were diverse, including one who was female, one who identified as Black/African-American, and one who identified as Hispanic/Latino. In addition, our Board of Directors considers diversity in gender, ethnicity, geography, background, and cultural viewpoints when selecting nominees. As of December 31, 2023, six of our eleven directors were diverse, including four directors who were female and four directors who identified as Hispanic/Latino, Asian, American Indian, or LGBTQ+.

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

Information About our Executive Officers

As of February 22, 2024, our executive officers consist of the individuals listed below:

Name	Age	Position
Devin McGranahan	54	President, Chief Executive Officer, and Director
Matt Cagwin	49	Executive Vice President, Chief Financial Officer
Benjamin Adams	52	Executive Vice President, Chief Legal Officer
Giovanni Angelini	54	President, Europe and Africa
Cherie Axelrod	58	Executive Vice President, Chief Risk and Compliance Officer
Rodrigo Garcia Estebarena	51	President, North America
Andrew Walker	57	Executive Vice President, Chief Operations Officer

Devin McGranahan is our President and Chief Executive Officer and member of the Company’s Board of Directors (from December 2021). Prior to joining Western Union, Mr. McGranahan was with Fiserv, Inc., a global provider of payments and financial services technology solutions, where he served as Executive Vice President, Senior Group President, Global Business Solutions, from 2018 to 2021 and Group President, Billing and Payments Group, from 2016 to 2018. Before joining Fiserv, Mr. McGranahan served as a senior partner at McKinsey & Company, a global management consulting firm. While there, he held a variety of senior management roles, including leader of the global insurance practice from 2013 to 2016 and as a co-chair of the global senior partner election committee from 2013 to 2015. In addition, Mr. McGranahan served as co-leader of the North America financial services practice from 2009 to 2016. He joined McKinsey & Company in 1992 and served in a variety of other leadership positions prior to 2009.

Matt Cagwin is our Executive Vice President, Chief Financial Officer (from January 2023). Mr. Cagwin previously served as our Interim Chief Financial Officer from September 2022 to January 2023. Mr. Cagwin joined the Company in July 2022 as Head of Business Unit Financial Planning and Analysis. Prior to joining the Company, Mr. Cagwin served as Senior Vice President, Chief Financial Officer – Merchant Acceptance of Fiserv, Inc. from 2019 to 2022, in the same role at First Data Corporation from 2018 to 2019, and as Senior Vice President, Corporate Controller and Chief Accounting Officer of First Data Corporation from 2014 to 2018. Prior to his roles at Fiserv and First Data, Mr. Cagwin spent ten years at Coca-Cola Enterprises in a variety of senior management roles, including Vice President and European Controller and Vice President and Assistant Corporate Controller.

Benjamin Adams is our Executive Vice President, Chief Legal Officer (from June 2022) and previously served as our Interim Chief People Officer (from February 2023 to July 2023). Prior to joining the Company, Mr. Adams was Vice President, Legal at PayPal from 2015 to 2022. From 2007 to 2015, Mr. Adams served as Assistant General Counsel, Global Commercial Lead for Microsoft Corporation and held various senior legal positions at Nokia Corporation, including Head of Legal, Americas Region, Head of Legal, India and Emerging Market Services, and Head of Legal, Mergers and Acquisitions.

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

Cherie Axelrod is our Executive Vice President, Chief Risk and Compliance Officer (from August 2022). Ms. Axelrod previously served as the Company’s Chief Auditor from 2018 to 2022. Prior to that, she served as Deputy Chief Compliance Officer and U.S. Settlements Lead from 2016 to 2018 and Director of Project Management – Compliance from 2012, when she joined Western Union. Before joining Western Union, Ms. Axelrod held various roles of increasing responsibility, including divisional Chief Financial Officer for the Consumer and Small Business division of Qwest Communications International, Inc.

Rodrigo Garcia Estebarena is our President, North America (from October 2023), and previously served the Company as President, Latin America and the Caribbean (“LACA”) from 2022, Senior Vice President Head of LACA from 2021 to 2022, Vice President Head of Mexico, Caribbean, and Central America from 2017 to 2021, and Vice President and General Manager Mexico from 2014 to 2017. Mr. Estebarena joined Western Union in 2008 as Business Development Regional Director. From 2008 to 2014, Mr. Estebarena held a variety of progressively responsible positions with the Company, including Director of Business Development Stored Value LACA and Director Product Management & New Channels LACA.

Andrew Walker is our Executive Vice President, Chief Operations Officer (from April 2022). Previously, Mr. Walker was Executive Vice President and Chief Administrative Officer at United Services Automobile Association (USAA) from 2020 to 2022 and before that he was Chief Procurement Officer at USAA from 2018 to 2020. Prior to USAA, Mr. Walker was President of Nationwide Bank, a subsidiary to Nationwide where he spent 11 years in a variety of senior management roles, including Senior Vice President, Chief Procurement Officer and Information Technology Chief Financial Officer.

Item 1A. Risk Factors

The following is a summary of certain key risk factors with respect to our Company. You should read this summary together with the more detailed descriptions of risks relating to our Company below.

Risks Relating to Our Business and Industry

•
Demand for our services is dependent on a number of factors that could be materially impacted by adverse changes in the global economy.
•
We operate in highly competitive and rapidly evolving industries and face competition from a wide variety of service providers.
•
Our business depends on consumer confidence and migration patterns, which could be adversely affected by a number of factors, many of which are outside of our control.
•
Our Consumer Money Transfer business is highly dependent on our ability to maintain our agent network under terms consistent with or more advantageous than those currently in place.
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
•
Changes in tax laws, including as a result of the Pillar 2 Directive defined and discussed below, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense.
•
Our ability to remain competitive depends in part on our ability to protect our trademarks, patents, copyrights, and other intellectual property rights and to defend ourselves against potential intellectual property infringement claims.

Risks Relating to Our Regulatory and Litigation Environment

•
Our services are subject to increasingly strict legal and regulatory requirements, including those intended to help detect and prevent money laundering, terrorist financing, fraud, drug trafficking, human trafficking, and other illicit activity.
•
The laws and regulations governing our business are frequently changing and evolving and could require changes in our business model and increase our costs of operations.
•
The changes in our compliance program required by the consent orders and settlement agreements to which we are party have had, and may continue to have, adverse effects on our business.
•
Western Union is, and may in the future be, the subject of litigation, including purported class action litigation, and governmental investigations and enforcement actions, which could result in material settlements, judgments, fines, or penalties. Responding to litigation, investigations or enforcement actions also diverts considerable time and resources from management and, regardless of the outcome, can result in significant legal expense.

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

The global economy has experienced in recent years, and may experience, downturns, volatility and disruption, and we face certain risks relating to such events, including:

•
Demand for our services could soften, including due to low consumer confidence, high unemployment, high inflation, changes in foreign exchange rates, changes in monetary policy, reduced global trade, including from trade disruptions or trade restrictions, or other events, such as civil unrest, war, terrorism, natural disasters, including those related to climate change, or public health emergencies or epidemics. For example, in March 2022, we suspended our operations in Russia and Belarus, due to the Russia/Ukraine conflict (the “Conflict”), which has had an adverse effect on our business, financial condition, results of operations, and cash flows. The Conflict has had and is expected to continue to have broader implications to our overall business, including reduced transaction activity in Ukraine. The COVID-19 pandemic has also had an adverse impact on our business.
•
Our Consumer Money Transfer business relies in large part on migration, which often brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws, restrictions on immigration and travel, and political or other events (such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition, results of operations, and cash flows.
•
Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. The prospect of reduced job opportunities, especially in the retail, healthcare, construction, hospitality, and technology industries, or weakness in regional economies could adversely affect the number of money transfer transactions, the principal amounts transferred and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions or immigration laws, our financial condition, results of operations, and cash flows may be adversely affected.

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

Money transfer and payment services are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks and credit unions (including interbank partnerships), card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards or stored-value cards, digital wallets, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies, including cryptocurrencies and cryptocurrency exchanges. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Our business, distribution network and channel options, such as our digital channels, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows. For example, we have experienced increased competition in money transfers sent and received within the United States from competitors that do not charge a fee to send or receive money through bank accounts. The potential international expansion of these competitors could represent significant competition to us.

Our future success depends on our ability to compete effectively in money transfer and payment services. For example, if we fail to price our services appropriately, consumers may not use our services, which could adversely affect our business and financial results. In addition, we have historically implemented and will likely continue to implement price reductions from time to time, including in 2023, in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Further, failure to compete on service differentiation and service quality could significantly affect our future growth potential and results of operations.

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

Many of our money transfer consumers are migrants. Consumer advocacy groups or governmental agencies could consider migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If consumer advocacy groups are able to generate widespread support for actions that are detrimental to our business, then our financial condition, results of operations, and cash flows could be adversely affected.

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

Most of our Consumer Money Transfer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms acceptable to us or consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent’s or its subagents’ unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents, or their subagents in establishing or maintaining relationships with banks needed to conduct our services. For example, the Joint Settlement Agreements and the NYDFS Consent Order subjected us to heightened requirements relating to agent oversight, which resulted in agent attrition, and certain agents decided to leave our network due to reputational concerns related to the Joint Settlement Agreements and the NYDFS Consent Order. Recently, we have had a significant retail agent stop offering our services, and another stopped offering cash-based services at their retail locations. These changes have impacted and will continue to adversely impact our revenue. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, changes in the economy, or factors impacting our agents’ ability to settle with us, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts or changes to compliance requirements. Because an agent is a third-party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations and/or hours of operation, or cease doing business altogether.

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

In our various bill payment services, we provide services for consumers, businesses, and other organizations to make one-time or recurring payments, including to utilities, auto finance companies, mortgage servicers, financial service providers, and government agencies. Our relationships with these businesses and other organizations are a core component of our payment services, and we derive a substantial portion of our revenue from payment services through these relationships. Increased regulation and compliance requirements are impacting these businesses by making it more costly for us to provide our services or by making it more cumbersome for businesses or consumers to do business with us.

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

We operate in almost all developing markets throughout the world. In many of these markets, our foreign currency exposure is limited because most transactions are receive transactions, and we currently reimburse the significant majority of our agents in United States dollars, Mexican pesos, or euros for the payment of these transactions. However, in certain of these developing markets we settle transactions in local currencies and generate revenue from send transactions. Our exposure to foreign currency fluctuations in those markets is increased as these fluctuations impact our revenues and operating income.

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

Rules implemented by regulators may also restrict our ability to distribute excess cash balances from our subsidiaries. For example, in connection with our decision to suspend operations in Russia and Belarus, we sought to distribute excess cash balances held in our Russian subsidiary. While we continue to pursue distribution opportunities, Russian presidential decrees currently prevent us from extracting the excess capital within our Russian subsidiary. Currently, our Russian subsidiary holds approximately $14 million of excess cash balances, in addition to approximately $4 million of cash held to maintain its credit institution license. We have classified the excess cash balances as restricted cash, included within Other assets in our Consolidated Balance Sheets as of December 31, 2023. An inability to utilize or distribute excess cash from our Russian subsidiary or our other subsidiaries could have an adverse effect on our financial condition, results of operations, and cash flows.

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

The significant majority of our Consumer Money Transfer activity and our bill payment and money order activity is conducted through agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers, and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include master agents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are generally not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to pay money order, money transfer or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer.

The liquidity of our agents and other parties we transact with directly, including merchant acquirers, is necessary for our business to remain strong and to continue to provide our services. If our agents or other partners fail to settle with us in a timely manner, our liquidity could be affected.

From time to time, we have made, and may in the future make, advances to our agents and disbursement partners. We often owe settlement funds payable to these agents that offset these advances. However, the failure of these borrowing agents and disbursement partners to repay these advances constitutes a credit risk to us.

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

As part of our business, we collect, transfer, and retain confidential and personal information about consumers, business customer representatives, employees, applicants, agents and other individuals. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations, and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions in which we operate and may impact our business operations, are designed to protect the privacy and security of personal information, to prevent that information from being inappropriately accessed, used, or disclosed, and to protect financial services providers and other regulated entities and their customers, as well as information technology systems, from cyber attacks. Although we strive to develop and maintain administrative, technical, and physical safeguards designed to comply with applicable legal requirements, it is nonetheless possible that hackers, employees acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, as well as to improperly access, obtain, misuse, or disclose sensitive business information or personal information about our consumers, business customer representatives, employees, applicants, agents or others. It is also possible that any of our third-party service providers or agents could experience a cybersecurity incident or intentionally or inadvertently use, disclose, or make available sensitive business or personal information to unauthorized parties in violation of law or its contract with us. Such risk of a third-party service provider or agent’s cybersecurity or other data incident is significant as much of our data and our customers’ data is collected and stored by our agents and other third parties, including providers of cloud-based software services. Security incidents have the potential to impose material costs on the Company and, despite measures that the Company takes to prevent and mitigate such incidents, there can be no assurance that security incidents will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or to detect for significant periods of time. Additionally, transactions undertaken through our websites or other digital channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of sensitive business information or the personal information of consumers, business customer representatives, employees, applicants, agents, or other individuals, could result in material costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

Interruptions in our systems, including as a result of cyber attacks, or disruptions in our workforce may have a significant adverse effect on our business.

Our ability to provide reliable service depends on the efficient and uninterrupted operation of our computer information systems and those of our service providers. Any significant interruptions could harm our business and reputation and result in a loss of business. These systems and operations could be exposed to damage or interruption from unauthorized entry and computer viruses, ransomware, fire, natural disaster, power loss, telecommunications failure, war, terrorism, vendor failure, or other causes, many of which may be beyond our control or that of our service providers. The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of natural disasters as well as related damage and business interruption. Additionally, any significant damage or interruptions in the computer information systems of our agents or other partners could result in a disruption in providing our services to consumers at their locations. Further, we and our vendors have been, and continue to be, the subject of cyber attacks, including distributed denial of service and ransomware attacks. These attackers and attacks are increasingly sophisticated and primarily aimed at either interrupting our business or exploiting information security vulnerabilities, both of which expose us to financial losses. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation. Disruptions related to cybersecurity have not caused any material interruption to our business, strategy, results of operations, or financial condition. There can be no assurance that such attacks will not have a material adverse impact on the Company in the future. The safeguards we have designed to help prevent future security incidents and systems disruptions and to comply with applicable legal requirements may not be successful, and we may experience material security incidents, disruptions, or other problems in the future. For more information on our policies and procedures surrounding cybersecurity, see Part I, Item 1C, Cybersecurity. We also may experience software defects, development delays, installation difficulties and other systems problems, which could harm our business and reputation and expose us to potential liability which may not be fully covered by our business interruption insurance. In addition, hardware, software, or applications that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. These applications may not be sufficient to address technological advances, regulatory requirements, changing market conditions, or other developments. In addition, any work stoppages or other labor actions by employees, the significant majority of whom are located outside the United States, could adversely affect our business.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services adequately or at all. Cessation of or defects in various services provided to us by third-party vendors could cause temporary disruption to our business.

Some services relating to our business, such as cloud-based software service providers, software application support, the development, hosting, and maintenance of our operating systems, merchant acquiring services, call center services, check clearing, processing of returned checks, and other operating activities are outsourced to third-party vendors, which would be difficult to replace quickly. If our third-party vendors were unwilling or unable to provide us with these services in the future, due to system outages, labor shortages, or otherwise, our business and operations could be adversely affected.

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
•
managing multi-jurisdictional operating and financing structures, including complexities associated with the investment and return of capital and the understanding and calculation of tax obligations;
•
managing geographically separated organizations, systems and facilities and integrating personnel with diverse business backgrounds and organizational cultures;
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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, on July 1, 2023, we completed the sale of our Business Solutions business, as previously discussed. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings, including the sale of our Business Solutions business. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may not realize all of the anticipated benefits from restructuring and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

Over the past few years, we have been engaged in restructuring actions and activities associated with business transformation, productivity improvement initiatives, and expense reduction measures. For example, in October 2022, we announced an operating expense redeployment program which aims to redeploy approximately $150 million in expenses in our cost base through 2027, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people costs. We may implement additional initiatives in future periods. While these initiatives are designed to increase operational effectiveness and productivity and allow us to invest in strategic initiatives, there can be no assurance that the anticipated benefits will be realized, and the costs to implement such initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations, and may make it more difficult to attract and retain key personnel, any of which could negatively impact our results of operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these or similar initiatives, the costs to implement future initiatives are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

General Risks

Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates and corresponding effects on our financial condition, results of operations and cash flows could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, in December 2017, the Tax Act was enacted into United States law. Among other things, the Tax Act imposes a tax on certain previously undistributed foreign earnings, establishes minimum taxes related to certain payments deemed to erode the United States tax base, and retains and expands United States taxation on a broad range of foreign earnings (whether or not the earnings have been repatriated) while effectively exempting certain types of foreign earnings from United States tax. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. Based on our evaluation of the IRA, we do not believe we will be subject to the 15% book minimum tax in the near term. However, we will continue to monitor the application of the minimum tax in future periods.

Additionally, the Organization for Economic Co-Operation and Development (“OECD”) has asked countries around the globe to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). The OECD considers BEPS to refer to tax planning strategies that shift, perhaps artificially, profits across borders to take advantage of differing tax laws and rates among countries. In 2021, the OECD, through an association of almost 140 countries known as the “inclusive framework,” announced a consensus around further changes in traditional international tax principles (“BEPS 2.0”) to address, among other things, perceived challenges presented by global digital commerce (“Pillar 1”) and the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On December 15, 2022, the European Union formally adopted a Pillar 2 Directive and many EU member states have transposed the Pillar 2 Directive into domestic law, with portions taking effect from 2024. Many non-EU countries have taken or are considering similar actions, with varying effective dates. We are closely monitoring developments and evaluating the impact of these rules in jurisdictions that have enacted or have draft Pillar 2 legislation. We will continue to monitor Pillar 2 developments and assess the extent to which Pillar 2 may materially impact our financial condition, results of operations, and cash flows.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and foreign taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2023, the total amount of unrecognized tax benefits was a liability of $244.8 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations, and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in the facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

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

The Western Union brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union® trademark or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union® trademarks, the Vigo®, Orlandi Valuta®, Pago Fácil®, Quick Collect®, Quick PaySM, Quick Cash®, Western Union Convenience Pay®, and other trademarks and service marks are also important to our Company, and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

As of December 31, 2023, we held $1.5 billion in investment securities, the majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by an investment manager to manage the investment portfolio consistently with investment mandates, or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2023, we had approximately $2.5 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future. Furthermore, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025.

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

Risks Relating to Our Regulatory and Litigation Environment

As described under Part I, Item 1, Business, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities and many other countries and jurisdictions. Laws and regulations to which we are, or may in the future, be subject to, including by virtue of the introduction of new products or acquisitions, include those related to: financial services generally, banking, anti-money laundering, countering the financing of terrorism, sanctions and anti-fraud, anti-bribery, anti-corruption, countering drug trafficking and human trafficking, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, cryptocurrency licensing and other regulations, prepaid access, taxation, accessibility, unclaimed property, the regulation of competition, consumer privacy, data protection and information security, cybersecurity, operational security, outsourcing, risk management, environmental, sustainability, and governance reporting, including climate and social governance-related reporting, and other governance requirements applicable to regulated financial service providers. Further, where we cooperate with partners around the world to offer money transfer services marketed exclusively under the partners’ brands, the regulatory requirements applicable to us may vary. The failure by us, our agents, their subagents, or our partners to comply with any such laws or regulations could have an adverse effect on our business, financial condition, results of operations, and cash flows and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

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

Our services are subject to increasingly strict legal and regulatory requirements, including those related to detecting and preventing money laundering, countering terrorist financing, fraud, drug trafficking, human trafficking, and other illicit activity, and administering economic and trade sanctions. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For many years we have made significant additional investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Failure by Western Union, our agents or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the suspension or revocation of a license or registration required to provide money transfer or payment services, the limitation, suspension or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

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

Our United States business is subject to reporting, recordkeeping and anti-money laundering provisions of the BSA and to regulatory oversight and enforcement by FinCEN. We have subsidiaries in Brazil and Austria that are subject to banking regulations. Our Austrian banking subsidiary is also subject to regulation, examination, and supervision by the NYDFS. We also operate through a small number of licensed payment institutions in the EU. Under the EU Payment Services Directives, as amended (together “PSD”), and the EU Anti-Money Laundering Directives as amended, our operating companies that are licensed in the EU have increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, and agent oversight and monitoring requirements, as well as broader supervision by EU member states. Our Canadian business is subject to the recently issued Retail Payment Activities Act, which will require registration of our operations and our ongoing compliance with risk management, funds safeguarding, recordkeeping, and reporting regulations. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased in recent regulation, including the EU Anti-Money Laundering Directives. These laws and proposed new related financial services laws have increased and will continue to increase our costs and competition in some or all of our areas of service. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.

The remittance industry, including Western Union, remains under scrutiny from government regulators and others in connection with its ability to prevent its services from being abused by people seeking to defraud others. For example, in early 2017, we entered into the Joint Settlement Agreements with the United States Department of Justice (“DOJ”), certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies, and in early 2018, we agreed to the NYDFS Consent Order. The ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have, an adverse effect on our business, financial condition, results of operations, and cash flows.

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. In many jurisdictions where Western Union is licensed to offer money transfer services, the license holder is responsible for ensuring the agent’s or their subagent’s compliance with the rules that govern the money transfer service. For example, in the EU, Western Union is responsible for the compliance of our agents when they are acting on behalf of Western Union Payment Services Ireland Limited, which is regulated by the Central Bank of Ireland. Thus, the risk of adverse regulatory action against Western Union because of actions by our agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Act also impose responsibility on us for any related compliance failures of our agents.

The requirements under PSD, the Dodd-Frank Act, and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased compliance costs, and in the event we or our agents or their subagents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

We also have a payment institution to conduct money remittance in the United Kingdom (“UK”), which was authorized by the FCA in April 2019 and presently offers retail money transfer services via UK agents and our UK Branded Digital services. As a result of Brexit, including under the terms of any new regulatory authorizations we have and may obtain, we could be required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation. This could make it more costly for us to provide our services. We continue to monitor developments in this area, particularly for instance those forthcoming under the recently enacted Financial Services and Markets Bill Act 2022-23, which is going through UK Parliamentary scrutiny, and is expected to be passed in 2023. The Bill aims to recast the UK regulatory framework post-Brexit and will give the UK Government the power to repeal retained EU financial services legislation and create new regulator rule-making powers in areas currently covered by retained EU law, with the objective of promoting the growth and international competitiveness of the UK economy.

Our fees, profit margins, and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.

The evolving regulatory environment, including increased fees or taxes, regulatory initiatives (and increases in regulatory authority, oversight, and enforcement), changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal, or foreign governments, and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape, and is expected to continue to adversely affect our financial results. Existing, new, and proposed legislation relating to financial services providers and consumer protection in various jurisdictions around the world has affected and may continue to affect the manner in which we provide our services; see risk factor “The Dodd-Frank Act, the Electronic Funds Transfer Act and Regulation E, as well as the regulations required by these Acts and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other government authorities, could adversely affect us and the scope of our activities and could adversely affect our financial condition, results of operations, and cash flows.” Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations, or practices could increase the risk of regulatory enforcement actions, fines, and penalties. For example, in early 2017, we entered into the Joint Settlement Agreements, and in early 2018, we agreed to the NYDFS Consent Order.

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

Our agents and their subagents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction, are subject to change, and continue to increase. Material changes in the regulatory requirements for offering money transfer services, including with respect to anti-money laundering requirements, sanctions, fraud prevention, licensing requirements, consumer protection, customer due diligence, agent registration, or increased requirements to monitor our agents or their subagents in a jurisdiction important to our business have meant and could continue to mean increased costs and/or operational demands on our agents and their subagents, which have resulted and could continue to result in their attrition, a decrease in the number of locations at which money transfer services are offered, an increase in the commissions paid to agents and their subagents to compensate for their increased costs, and other negative consequences. For example, in recent months, the Federal Reserve Bank of New York has announced actions that banned several Iraqi banks, some of whom were our agents, from conducting U.S. dollar transactions. As a result, since those actions, our business has been, and may continue to be, adversely impacted.

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

Our regulatory status and the regulatory status of our agents and their subagents could affect our and their ability to offer our services. For example, we and our agents and their subagents rely on bank accounts to provide our Consumer Money Transfer and payment services. We and our agents and their subagents are considered Money Service Businesses (“MSBs”) under the BSA. Many banks view MSBs as a class of higher risk customers for purposes of their anti-money laundering programs. We and some of our agents and their subagents have had, and in the future may have, difficulty establishing or maintaining banking relationships due to the banks’ policies. If we or a significant number of our agents or their subagents are unable to maintain existing or establish new banking relationships under terms acceptable to us or our agents or consistent with those currently in place, or if we or these agents face higher fees to maintain or establish new bank accounts, our ability and the ability of our agents and their subagents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Although most of our Vigo and Orlandi Valuta branded agents also offer money transfer services of our competitors, many of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Various jurisdictions continue to increase their focus on the potential impact of agent agreements on competition. In addition, over the past several years, several countries in Eastern Europe, the Commonwealth of Independent States, Africa, and Asia have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions.

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

Rules and regulations implemented under the Dodd-Frank Act have made and continue to make significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, which implements, examines compliance with, and enforces federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to further define participants in markets for consumer financial products and services and examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices (“UDAAP”), the Electronic Funds Transfer Act (“EFTA”), and Regulation E. The CFPB’s regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: (i) a requirement to provide consumers sending funds internationally from the United States enhanced, written, pre-transaction disclosures and transaction receipts, including the disclosure of fees, foreign exchange rates and taxes, (ii) an obligation to resolve various errors, including certain errors that may be outside our control, and (iii) an obligation at a consumer’s request to cancel transactions that have not been completed. These requirements have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results. In addition, the Dodd-Frank Act and interpretations and actions by the CFPB have had, and could continue to have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business. In addition, these regulations impose responsibility on us for any related compliance failures of our agents.

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

Various jurisdictions in the United States and outside the United States similarly have consumer protection laws and regulations, and numerous governmental agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve globally, and new or enhanced consumer protection laws and regulations may be adopted that impact our business, such as the FCA’s 2023 principles-based Consumer Duty in the UK that sets higher and clearer standards of consumer protection across financial services and requires firms to put their customers’ needs first. Governmental agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating their efforts to protect consumers. For instance, the International Consumer Protection and Enforcement Network (“ICPEN”) is an organization composed of consumer protection authorities from over 70 countries that provides a forum for developing and maintaining regular contact between consumer protection agencies and focusing on consumer protection concerns. By encouraging cooperation between agencies, ICPEN aims to enable its members to have a greater impact with their consumer protection laws and regulations. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects to our business.

Rules adopted under the Dodd-Frank Act by the CFTC, as well as the provisions of the EMIR and its technical standards, which are directly applicable in the member states of the EU, have subjected certain foreign exchange hedging transactions, including certain intercompany hedging transactions and certain of the corporate interest rate hedging transactions we may enter into in the future, to reporting, recordkeeping, and other requirements. Following Brexit, EMIR and the MiFID II have been retained as UK law pursuant to the European Union (Withdrawal) Act 2018 UK. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK, have implemented, are implementing, or may implement regulations similar to those described above. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will likely result in additional costs or impact the way we conduct any hedging activities.

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations, and financial condition.

We are subject to extensive requirements relating to data privacy and security under federal, state, and foreign laws. These laws and requirements continue to evolve and may become increasingly difficult to comply with. For example, the FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in significant fines and multi-year agreements governing the settling companies’ privacy practices. In addition, the SEC and the NYDFS have enacted new rules or amendments to existing rules that have modified reporting requirements and added new prescriptive requirements relating to cybersecurity programs or expanded existing requirements. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state, and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, in 2018, the EU implemented the GDPR, and other countries have enacted similar legislation, such as Brazil’s General Data Protection Law (“LGPD”), which became effective in 2020, China’s Personal Information Protection Law (“PIPL”), which became effective in November 2021, and India’s Digital Personal Data Protection Act (DPDPA) passed in August of 2023. The GDPR, LGPD, PIPL, and DPDPA impose obligations and present the risk of substantially increased penalties for non-compliance, including the possibility of not only fines but also enforcement action that may require an organization to cease certain of its data processing activities. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, in 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for companies transferring personal data from the EU to the U.S., and imposed additional obligations on companies such as Western Union when transferring personal data from the EU to the U.S. and other jurisdictions. We have incurred, and we expect to continue to incur, expenses to meet the obligations of the GDPR and other similar legislation and new interpretations of their requirements. We are also subject to data privacy and security laws in various states, such as the California Consumer Privacy Act and the Colorado Privacy Act, that impose heightened data privacy requirements on companies that collect information from state residents and create a broad set of privacy rights and remedies modeled in part on the GDPR. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and other legal obligations and requests, we make information available to certain United States federal, state, and foreign government agencies. In recent years, we have experienced data sharing requests by these agencies, including in connection with efforts to combat money laundering, terrorist financing, fraud, drug trafficking, and human trafficking. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory and law enforcement goals, and the protection of the individual’s right to privacy, may conflict or otherwise present challenges, and the law in these areas is not consistent or settled. The legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage.

We are subject to unclaimed property laws, and differences between the amounts we have accrued for unclaimed property and amounts that are claimed by a state or foreign jurisdiction could have a significant impact on our results of operations and cash flows.

We are subject to unclaimed property laws in the United States and abroad, and some of our agents are subject to unclaimed property laws in their respective jurisdictions which require us, or our agents, to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, such as unpaid money transfers and money orders. We have an ongoing program designed to help us comply with those laws. These laws are evolving and are frequently unclear, subject to interpretation, and inconsistent among various jurisdictions, making compliance challenging. In addition, we are subject to audits with regard to our escheatment practices. Recently in the United States, approximately 30 states conducted a multi-year audit of our escheatment practices through a contracted third-party auditor. We have also commenced a contemporaneous internal review as part of our participation in Delaware’s voluntary disclosure program. Any difference between the amounts we have accrued for unclaimed property and amounts that are claimed by a state, foreign jurisdiction, or representative thereof could have a significant impact on our results of operations and cash flows.

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

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness and other obligations, including those related to the tax imposed on certain of our previously undistributed foreign earnings pursuant to the Tax Act, which could make it more difficult to meet these requirements or any additional requirements. In addition, as a global provider of payment services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to raise capital immediately or retain earnings over a period of time. Our regulators also impose restrictions on our ability to use cash generated by our regulated subsidiaries such as those related to minimum qualifying investments, net worth requirements, and restrictions on transferring assets outside of the countries where those assets are located. For instance, our regulators specify the amount and composition of eligible assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets. Further, some jurisdictions use tangible net worth and other financial strength guidelines to evaluate financial position. If our regulated subsidiaries do not abide by these guidelines, they may be subject to heightened review by these jurisdictions, and the jurisdictions may be more likely to impose new formal financial strength requirements. Additional financial strength requirements imposed on our regulated subsidiaries or significant changes in the regulatory environment for money transfer providers could impact our primary source of liquidity. Any change or increase in these regulatory requirements or guidelines could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Consent Agreements and Litigation

Our business is the subject of consent agreements with, or investigations or enforcement actions by, regulators and other government authorities.

In early 2017, the Company entered into Joint Settlement Agreements with the DOJ, certain United States Attorney’s Offices, the FTC, FinCEN, and various state attorneys general to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also required the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and record-keeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. Western Union has continuing obligations under the FTC Consent Order, which is a permanent injunction, as well as the requirement to submit annual reports to the FTC through January 2028. The ongoing obligations under the Joint Settlement Agreements have had and could have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has also faced actions from other regulators as a result of the Joint Settlement Agreements. For example, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA with the DOJ and with certain other United States Attorney’s Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to the NYDFS Consent Order with the NYDFS, which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. The term of the DPA expired in January 2020, and it was dismissed in March 2020, and the term of the Independent Compliance Auditor under the FTC Consent Order ended in May 2020. Notwithstanding, if the Company fails to comply with its continuing obligations under the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards, or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Our business is, and may in the future be, the subject of litigation, including purported class action litigation, and governmental investigations and enforcement actions, which could result in material settlements, judgments, fines, or penalties. Responding to litigation, investigations or enforcement actions also diverts considerable time and resources from management and, regardless of the outcome, can result in significant legal expense.

As a company that provides global financial services primarily to consumers, we are, and may in the future be, subject to litigation, including purported class action litigation, and governmental investigations and enforcement actions alleging violations of consumer protection, anti-money laundering, sanctions, drug trafficking, human trafficking, securities laws, and other laws, both foreign and domestic, including those related to the facilitation of illegal, improper or fraudulent activity. Our industry is under continuing scrutiny from federal, state, and international regulators in connection with the potential for such illegal, improper or fraudulent activities. Any such regulatory enforcement may be applied inconsistently across the industry, resulting in increased costs for the Company that may not be incurred by competitors. We also are subject to claims asserted by consumers based on individual transactions.

Responding to litigation, investigations or enforcement actions also diverts considerable time and resources from management and, regardless of the outcome, is associated with significant legal expense. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses, or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement are likely to continue to result in changes to our business, as well as increased costs, supervision, and examination for both ourselves and our agents and subagents. These developments have had, and we believe will continue to have, an adverse effect on our business, financial condition, and results of operations, and in turn may result in additional litigation or other actions. For more information, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Commitments and Contingencies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To help address cybersecurity threats, Western Union has developed a strategy and implemented a program to identify, assess, and prioritize cybersecurity risks as part of our broader enterprise risk management processes. We recognize that cybersecurity threats are constantly evolving and that there is no single solution that can guarantee complete protection.

Our cybersecurity strategy is designed to protect the confidentiality of our data from unauthorized access, the integrity of information throughout its lifecycle, and the availability of that information and the related systems. Our strategy is guided by the National Institute of Standards and Technology Cybersecurity Framework, which helps us identify, assess, and manage cybersecurity risks relevant to our business.

Within our cybersecurity program, we have identified and implemented a variety of processes for cybersecurity risk management:

•
We conduct regular risk assessments to identify and evaluate potential cybersecurity threats, including threats to our business operations, technology infrastructure, and data.
•
We monitor threat intelligence feeds to stay updated on the latest cybersecurity threats and vulnerabilities.
•
We scan our systems for vulnerabilities on an ongoing basis, with vulnerabilities prioritized and remediated based on their potential impact.
•
We have implemented a variety of access controls to restrict access to our systems and data, including user authentication, authorization, and encryption.
•
We conduct regular security awareness training for our employees to help them identify and avoid cybersecurity threats.
•
We periodically conduct test exercises to review our cybersecurity controls and identify improvements.
•
Consultants and other third-party vendors that assist with cybersecurity risks or processes are included in our vendor risk assessment program, which identifies and oversees cybersecurity risks specific to our use of these vendors.

Our cybersecurity governance framework is designed to manage cybersecurity risks at all levels of the organization. As part of this governance framework, our Board of Directors regularly devotes time during its meetings to review and discuss the most significant risks facing the Company, including cybersecurity threats, and management’s process for identifying, prioritizing, and responding to them. The Audit Committee of the Board of Directors assists the Board in overseeing the significant risk exposures facing the Company and regularly reviews cybersecurity risks at its committee meetings. Cybersecurity risks are integrated into the broader company risk management system through our Information Security and Privacy Committee (“ISPC”), which is a subcommittee of our Enterprise Risk Committee (the “ERC”), is co-chaired by the Chief Information Security Officer and Chief Privacy Officer, and consists of senior leaders across the company. The ISPC is charged with oversight, advisory, and decision-making responsibilities with respect to information security and privacy risks. Management, including the ERC, is responsible for communicating cybersecurity risks to the Audit Committee and Board of Directors. Our cybersecurity program, led by our Chief Information Security Officer, who reports to our Chief Risk and Compliance Officer, has a team of dedicated, experienced cybersecurity professionals responsible for day-to-day security operations and strategic cybersecurity programs. The Chief Information Security Officer has over 20 years of experience in security risk management, with over 10 years of experience leading cybersecurity teams. All employees are responsible for protecting Western Union’s data and systems and are required to follow Western Union’s cybersecurity policies.

We have been, and continue to be, the subject of cybersecurity attacks and threats, including distributed denial of service and ransomware attacks. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation. Disruptions related to cybersecurity have not caused any material interruption to our business, strategy, results of operations, or financial condition. There can be no assurance that such attacks or disruptions will not have a material adverse impact on us in the future.

Item 2. Properties

Properties and Facilities

As of December 31, 2023, we occupied facilities in approximately 40 countries. All of these facilities were leased. Our office in Denver, Colorado serves as our corporate headquarters. Our offices in Dublin, Ireland and Barbados represent key operational and leadership locations. We also operate shared service centers in Lithuania, Costa Rica, India, and the Philippines. Our facilities are shared and primarily used for operational, sales, and administrative purposes in support of our Consumer Money Transfer and Consumer Services segments.

We believe that our facilities are suitable and adequate for our current business; however, we periodically review our facility requirements and may consolidate and dispose of or sublet facilities which are no longer required or acquire new facilities and update existing facilities to meet the needs of our business.

Item 3. Legal Proceedings

The information required by this Item 3 is incorporated herein by reference to the discussion in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 2,824 stockholders of record as of February 16, 2024. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2023:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share (c)	Plans or Programs (b)	Programs (in millions)
October 1 - 31	3,938,810	$12.82	3,899,822	$498.2
November 1 - 30	6,831,025	$11.86	6,820,302	$417.3
December 1 - 31	5,836,292	$11.89	5,810,834	$348.2
Total	16,606,127	$12.10	16,530,958

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024, of which $348.2 million remained available as of December 31, 2023. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.
(c)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Stock-Based Compensation Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend Policy and Share Repurchases

During 2023 and 2022, the Board of Directors declared quarterly cash dividends of $0.235 per common share. The dividends were payable on December 29, September 29, June 30, and March 31 for 2023 and December 30, September 30, June 30, and March 31 for 2022. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice, and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will depend primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations, and their ability to pay dividends and distribute cash may be restricted. In addition, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, which we have elected to pay in periodic installments through 2025, as discussed in the Capital Resources and Liquidity section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These payments will adversely affect our cash flow and liquidity and may adversely affect future share repurchases.

On February 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 29, 2024.

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

Overview

We are a leading provider of cross-border, cross-currency money movement, payments, and digital financial services and have operated in the following business segments:

•
Consumer Money Transfer - Our Consumer Money Transfer operating segment (previously Consumer-to-Consumer) facilitates money transfers, which are primarily sent from our retail agent locations worldwide or through websites and mobile devices. Our money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Business Solutions - On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (the "Buyer"), and the final closing for this transaction occurred on July 1, 2023. Accordingly, we will no longer report Business Solutions revenues and operating expenses after July 1, 2023. Refer to Part II, Item 8, Financial Statements, Note 4, Divestitures, Investment Activities, and Goodwill for further information regarding this transaction. Our Business Solutions operating segment facilitated payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The segment’s business related to exchanges of currency at spot rates, which enabled customers to make cross-currency payments, and in limited countries, we wrote foreign currency forward and option contracts for customers to facilitate future payments.
•
Consumer Services - Our Consumer Services segment (previously Other) includes our bill payment services which facilitate payments for consumers, businesses, and other organizations, as well as our money order services, retail foreign exchange services, prepaid cards, lending partnerships, and digital wallets. Certain of our corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Consumer Services.

Additional information regarding our segments is provided in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2023 compared to the same period in 2022. For discussion of our consolidated results of operations and segment results for the year ended December 31, 2022 compared to the same period in 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

The results of operations should be read in conjunction with the discussion of our segment results of operations, which provides more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

Our revenues for the year ended December 31, 2023 were impacted by fluctuations in the United States dollar compared to foreign currencies. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $143.3 million for the year ended December 31, 2023 relative to the prior year.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. The final closing, which occurred on July 1, 2023 and included the European Union operations, resulted in a gain of $18.0 million. During the period between the first and final closings, we were required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while we owned them, adjusted for the occupancy charges for employees of the Buyer using our facilities, and other items, as contractually agreed, which was $2.7 million and $32.0 million for the years ended December 31, 2023 and 2022, respectively, and was included in Other expense, net in the Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

Business Solutions revenues included in our Consolidated Statements of Income were $29.7 million and $196.9 million, and direct operating expenses, excluding corporate allocations, were $26.1 million and $140.3 million for the years ended December 31, 2023 and 2022, respectively. Costs related to the review and closing of this divestiture were $1.1 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively.

Beginning in March 2023, we experienced a significant increase in our business originating from Iraq which contributed 6% to our revenues for the year ended December 31, 2023 relative to the prior year. Over the past several months, we have been in regular discussions with policymakers in both the United States and Iraq about the elevated remittance volumes flowing through our network in Iraq. We believe this volume to have been the effect of policy changes by the Central Bank of Iraq. We have actively partnered with regulators to assess and evaluate increased funds flows from a regulatory, compliance, and risk perspective. We also evaluate and apply our own compliance and risk controls.

In March 2022, we suspended our operations in Russia and Belarus, which are included in our Consumer Money Transfer segment, due to the Russia/Ukraine conflict. Revenues associated with the Russia and Belarus operations, including transactions sent from, into, and within these countries for the year ended December 31, 2022 were approximately $28 million.

The following table sets forth our consolidated results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	% Change
Revenues	$4,357.0	$4,475.5	(3)%
Expenses:
Cost of services	2,671.7	2,626.4	2%
Selling, general, and administrative	867.8	964.2	(10)%
Total expenses	3,539.5	3,590.6	(1)%
Operating income	817.5	884.9	(8)%
Other income/(expense):
Gain on divestiture of business	18.0	248.3	(a)
Interest income	15.6	13.9	13%
Interest expense	(105.3)	(101.0)	4%
Other expense, net	—	(37.5)	(a)
Total other income/(expense), net	(71.7)	123.7	(a)
Income before income taxes	745.8	1,008.6	(26)%
Provision for income taxes	119.8	98.0	22%
Net income	$626.0	$910.6	(31)%
Earnings per share:
Basic	$1.69	$2.35	(28)%
Diluted	$1.68	$2.34	(28)%
Weighted-average shares outstanding:
Basic	370.8	387.2
Diluted	371.8	388.4

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. We have also disclosed the impact of our Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the year ended December 31, 2023 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(dollars in millions)	2023	2022	% Change
Revenues, as reported - (GAAP)	$4,357.0	$4,475.5	(3)%
Foreign currency impact(a)			4%
Divestitures impact(b)			3%
Adjusted revenues - (Non-GAAP)			4%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in a decrease to revenues of $143.3 million for the year ended December 31, 2023 when compared to foreign currency rates in the prior year.
(b)
Business Solutions revenues included in our results were $29.7 million and $196.9 million for the years ended December 31, 2023 and 2022, respectively.

In addition to the negative impacts from foreign currency and the divestiture of our Business Solutions business, as described above, for the year ended December 31, 2023 when compared to the prior year, GAAP and non-GAAP revenues benefited from an increase in Consumer Money Transfer revenues in Iraq, as discussed above, and an increase in local currency revenue per transaction in our Argentine operations due to inflation, partially offset by revenue declines in our Europe and CIS and North America regions, as well as the suspension of our operations in Russia and Belarus in March 2022.

Operating Expenses Overview

Operating expense redeployment program

On October 20, 2022, we announced an operating expense redeployment program which aims to redeploy approximately $150 million in expenses in our existing cost base through 2027, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people strategy. We believe these changes will allow us to invest in strategic initiatives. The timing and pace of this redeployment may vary, and we believe that we will continue to refine aspects of the program as we progress. We have incurred and expect to incur incremental expenses associated with the implementation of this program. We incurred $10.6 million and $18.9 million of Cost of services and Selling, general, and administrative expenses, respectively, related to this program for the year ended December 31, 2023. We incurred $2.7 million and $19.1 million of Cost of services and Selling, general, and administrative expenses, respectively, related to this program for the year ended December 31, 2022, and we have incurred $51.3 million of total expenses under this program from inception through December 31, 2023.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the year ended December 31, 2023. Cost of services increased for the year ended December 31, 2023 compared to the prior year primarily due to increased agent commissions, which generally vary with revenues, as well as increased investment in information technology, and increased other variable expenses, including bank fees and credit and non-credit losses, partially offset by a decrease associated with the Business Solutions divestiture.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased for the year ended December 31, 2023 compared to the prior year due to the Business Solutions divestiture, a reduction in general and administrative expenses in our shared services functions, including as a result of our operating expense redeployment program, exit costs associated with the suspension of our Russia and Belarus operations and the Business Solutions divestiture that were incurred in the prior year, as discussed above, fluctuations between the United States dollar and foreign currencies, and a reduction in advertising expenses. The decrease was partially offset by increases in employee incentive compensation.

Total Other Income/(Expense), Net

Total other income/(expense), net for the year ended December 31, 2023 compared to the prior year was impacted by the gain on the first, second, and final closings of the Business Solutions divestiture, which occurred on March 1, 2022, December 31, 2022 and July 1, 2023, respectively, as described further above, and by the expense associated with payment obligations to the Buyer of the Business Solutions business for a measure of the profits, as contractually agreed, from the European Union and United Kingdom operations, while owned by us.

Income Taxes

Our effective tax rates on pre-tax income were 16.1% and 9.7% for the years ended December 31, 2023 and 2022, respectively. The increase in our effective tax rate for the year ended December 31, 2023 compared to the prior year was primarily due to the reversal of uncertain tax positions in the prior year, including from statute of limitations expirations and the completion of the examination of our federal income tax returns for 2017 and 2018, partially offset by the effects of the sale of our Business Solutions business.

We have established contingency reserves for a variety of material, known tax exposures. As of December 31, 2023, the total amount of tax contingency reserves was $244.8 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in the facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

A significant proportion of our profits are foreign-derived. For the years ended December 31, 2023 and 2022, 105% and 95%, respectively, of our pre-tax income was derived from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in foreign tax laws.

Earnings Per Share

During the years ended December 31, 2023 and 2022, basic earnings per share were $1.69 and $2.35, respectively, and diluted earnings per share were $1.68 and $2.34, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 9.7 million and 8.0 million for the years ended December 31, 2023 and 2022, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the year ended December 31, 2023 compared to the prior year were impacted by the previously described factors impacting net income, partially offset by a lower number of average shares outstanding. The lower number of shares outstanding for the year ended December 31, 2023 compared to the prior year is due to stock repurchases exceeding stock issuances under our stock compensation programs.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addressed a different combination of customer groups, distribution networks, and services offered. Our segments were Consumer Money Transfer, Business Solutions, and Consumer Services. On August 4, 2021, we entered into an agreement to sell our Business Solutions business, as discussed above. The operations of the Business Solutions business sold in the final closing were included in Revenues and Operating income after the second closing and have completely transitioned to the Buyer as of the final closing. However, between the first and final closings, we were required to pay the Buyer a measure of the profits from these operations, while we owned them, adjusted for other charges, and this expense was recognized in Other expense, net in the Consolidated Statements of Income.

During the years ended December 31, 2023 and 2022, we incurred $29.5 million and $21.8 million, respectively, of costs associated with our operating expense redeployment program, as described above, primarily related to severance, expenses associated with streamlining our organizational and legal structure and non-cash impairments of operating lease right-of-use (“ROU”) assets and property and equipment. During the year ended December 31, 2022, we incurred $10.0 million and $7.7 million of exit costs associated with the suspension of our Russia and Belarus operations and the Business Solutions divestiture, respectively. These exit costs were primarily related to severance and non-cash impairments of property and equipment, an operating lease ROU asset, and other intangible assets. While certain of the above expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

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

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Consumer Money Transfer	92%	89%
Business Solutions	1%	5%
Consumer Services	7%	6%
	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(dollars and transactions in millions)	2023	2022	% Change
Revenues	$4,005.0	$3,993.5	0%
Operating income	$750.8	$765.1	(2)%
Operating income margin	19%	19%
Key indicator:
Consumer Money Transfer transactions	279.4	274.1	2%

Our Consumer Money Transfer service facilitates money transfers sent from our retail agent locations worldwide and our Branded Digital services. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. By means of common processes and systems, these regions, including Branded Digital transactions, create one interconnected global network for consumer transactions, thereby constituting one Consumer Money Transfer business and one operating segment.

Transaction volume is the primary generator of revenue in our Consumer Money Transfer segment. A Consumer Money Transfer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the years ended December 31, 2023 and 2022. Where reported separately in the discussion below, Branded Digital consists of 100% of the transactions conducted and funded through that channel.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Additionally, due to the significance of our Consumer Money Transfer segment to our overall results, we have also provided constant currency results for our Consumer Money Transfer segment revenues. Consumer Money Transfer segment constant currency revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Year Ended December 31, 2023
			Constant
	Revenue		Currency
	Growth /	Foreign	Revenue
	(Decline)	Exchange	Growth(a) /	Transaction
	as Reported -	Translation	(Decline) -	Growth/
	(GAAP)	Impact	(Non-GAAP)	(Decline)
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) ("NA")	(5)%	0%	(5)%	5%
Europe and CIS ("EU & CIS")	(11)%	0%	(11)%	(6)%
Middle East, Africa, and South Asia ("MEASA")	31%	(1)%	32%	6%
Latin America and the Caribbean ("LACA")	8%	(1)%	9%	7%
East Asia and Oceania ("APAC")	(7)%	(2)%	(5)%	1%
Total Consumer Money Transfer growth/(decline):	0%	(1)%	1%	2%

Branded Digital(b)	0%	0%	0%	11%

(a)
Constant currency revenue growth/(decline) assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year.
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	37%	40%
EU & CIS	25%	28%
MEASA	21%	16%
LACA	11%	10%
APAC	6%	6%

Branded Digital, which is included in the regional percentages above, represented approximately 22% of our Consumer Money Transfer revenues for both the years ended December 31, 2023 and 2022.

Our consumers transferred $101.7 billion and $93.6 billion in cross-border principal for the years ended December 31, 2023 and 2022, respectively. The increase in cross-border principal transferred during the year ended December 31, 2023 compared to the prior year is primarily attributable to principal growth due to a change in monetary policy in Iraq, as discussed above, and growth in our NA and LACA regions. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue remained flat and transactions increased 2% for the year ended December 31, 2023 compared to the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, negatively impacted revenue by 1% for the year ended December 31, 2023 compared to the prior year.

For the year ended December 31, 2023, in our Consumer Money Transfer regions, NA revenue decreased and transactions increased compared to the prior year primarily due to promotional pricing related to our new Branded Digital go-to-market strategy and other price reductions. Growth in cross-border transactions sent from the United States was partially offset by declines in transactions sent within the United States. The EU & CIS revenues were negatively impacted by price reductions, the loss of a significant retail agent in the fourth quarter of 2022, and our suspension of operations in Russia and Belarus. Revenue growth in the MEASA region was driven by a change in monetary policy in Iraq, as discussed above, and revenue growth in the LACA region benefited from an increase in local currency revenue per transaction in Argentina, and strength in Ecuador and Venezuela.

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

Operating Income

Consumer Money Transfer operating income decreased 2% during the year ended December 31, 2023 compared to the prior year primarily due to increases in agent commissions, which generally vary with revenues, employee incentive compensation, variable expenses, including bank fees and credit and non-credit losses, and investment in information technology, partially offset by a reduction in general and administrative expenses in our shared services functions, including as a result of our operating expense redeployment program, fluctuations between the United States dollar and foreign currencies, an increase in revenues, and a reduction in advertising expenses.

Business Solutions

The following table sets forth our Business Solutions segment results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(dollars in millions)	2023	2022	% Change
Revenues	$29.7	$196.9	(85)%
Operating income	$3.7	$58.5	(a)
Operating income margin	12%	30%

(a)
Calculation not meaningful.

Revenues

Business Solutions revenue decreased 85% for the year ended December 31, 2023 compared to the prior year, primarily due to the first, second, and final closings of the sale of our Business Solutions business, which occurred on March 1, 2022, December 31, 2022, and July 1, 2023, respectively, as described further above.

Operating Income

For the year ended December 31, 2023, Business Solutions operating income and operating income margin was impacted by the first, second, and final closings of the sale of our Business Solutions business, as described further above.

Effective January 1, 2022, we stopped allocating corporate costs to our Business Solutions segment, given our agreement to sell this business.

Consumer Services

The following table sets forth Consumer Services segment results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(dollars in millions)	2023	2022	% Change
Revenues	$322.3	$285.1	13%
Operating income	$92.5	$100.8	(8)%
Operating income margin	29%	35%

Revenues

For the year ended December 31, 2023 compared to the prior year, Consumer Services revenues increased primarily due to increased investment revenues associated with our money order and other investment securities, as well as an increase in local currency revenue per transaction in our cash-based bill payments services offered at retail locations in Argentina, due to inflation, partially offset by the strengthening of the United States dollar against the Argentine peso.

Operating Income

Consumer Services operating income for the year ended December 31, 2023 compared to the prior year was negatively impacted by increased investment in information technology, a reduction in the reimbursement of expenses associated with transition services provided after the first and second closings of the sale of our Business Solutions business, and an increase in consulting expenses associated with new services, partially offset by the increase in revenue described above.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.25 billion revolving credit facility (“Revolving Credit Facility”), which expires in November 2028 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.25 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of December 31, 2023, we had no outstanding borrowings on our Revolving Credit Facility and $364.9 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of December 31, 2023 and 2022, we had Cash and cash equivalents of $1,268.6 million and $1,291.1 million, including $5.2 million related to Business Solutions as of December 31, 2022. In many cases, we receive funds from money transfers and certain other payment services before we settle the payment of those transactions. These funds, referred to as Settlement assets on our Consolidated Balance Sheets, are not used to support our operations. However, we earn income from investing these funds. We maintain a portion of these settlement assets in highly liquid investments, classified as Cash and cash equivalents within Settlement assets, to fund settlement obligations.

Investment securities, classified within Settlement assets on the Consolidated Balance Sheets, were $1,458.1 million and $1,333.4 million as of December 31, 2023 and 2022, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Settlement Assets and Obligations for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2023, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2023 increased to $783.1 million from $581.6 million for the year ended December 31, 2022. Cash provided by operating activities was impacted by changes to our consolidated net income, excluding the gain on sale of the Business Solutions business, in addition to fluctuations in our working capital balances, among other factors. In addition, cash provided by operating activities for the year ended December 31, 2022 was negatively impacted by higher income taxes paid, including those related to the gain on the sale of the Business Solutions business.

Financing Resources

As of December 31, 2023, we had the following outstanding borrowings (in millions):

Commercial paper	$364.9
Notes:
2.850% notes due 2025(a)	500.0
1.350% notes due 2026(a)	600.0
2.750% notes due 2031(a)	300.0
6.200% notes due 2036(a)	500.0
6.200% notes due 2040(a)	250.0
Total borrowings at par value	2,514.9
Debt issuance costs and unamortized discount, net	(10.3)
Total borrowings at carrying value(b)	$2,504.6

(a)
The difference between the stated interest rate and the effective interest rate is not significant.
(b)
As of December 31, 2023, our weighted-average effective rate on total borrowings was approximately 4.0%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.25 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2023 and 2022, we had $364.9 million and $180.0 million in commercial paper borrowings outstanding, respectively. Our commercial paper borrowings as of December 31, 2023 had a weighted-average annual interest rate of approximately 5.6% and a weighted-average term of approximately 3 days. During the years ended December 31, 2023 and 2022, the average commercial paper balance outstanding was $276.7 million and $192.9 million, respectively, and the maximum balance outstanding was $885.0 million and $725.0 million, respectively. Proceeds from our commercial paper borrowings were used for the repayment of our notes due in June 2023, general corporate purposes, and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

Revolving Credit Facility

On December 18, 2018, we entered into a credit agreement providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility, with a final maturity date of January 8, 2025. On October 31, 2022, we amended the facility to transition away from the London Interbank Offered Rate (“LIBOR”) and allow us to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average. On November 30, 2023, we amended the facility by entering into a second amended and restated credit agreement (the “New Credit Agreement”) providing for unsecured financing facilities in an aggregate amount of $1.25 billion, including a $250.0 million letter of credit subfacility and $300.0 million swing line sublimit, with a final maturity date of November 30, 2028, subject to extension in certain circumstances.

Interest due under the New Credit Agreement is payable according to the terms of that borrowing. Generally, interest under the New Credit Agreement is calculated using either (i) an adjusted term SOFR, or other applicable benchmark based on the currency of the borrowing, plus an interest rate margin determined on a sliding scale from 0.920% to 1.425% based on our credit rating (currently 1.140%) or (ii) a base rate plus a margin determined on a sliding scale from 0.000% to 0.425%) based on our credit rating (currently 0.140%). A facility fee on the total amount of the facility is also payable quarterly, regardless of usage, and such facility fee is determined on a sliding scale from 0.080% to 0.200% based on our credit rating (currently 0.110%).

The purpose of our Revolving Credit Facility, which is diversified through a group of 16 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.25 billion is approximately 14%. As of December 31, 2023 and 2022, we had no outstanding borrowings under the facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

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

Notes

For a discussion regarding the terms and maturities of our notes, please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Borrowings.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs, and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity, and the overall business.

Our Revolving Credit Facility contains interest rate margins which are determined based on certain of our credit ratings and also contains a facility fee that is based on our credit ratings. In addition, the interest rates payable on our notes due in 2025, 2026, and 2031 can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade, as further described below. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility contains covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the notes due in 2036 contain covenants limiting or restricting subsidiary indebtedness, and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Our Revolving Credit Facility requires us to maintain a consolidated adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense, (iv) amortization expense, (v) any other non-cash deductions, losses or charges made in determining net income/(loss) for such period, and (vi) extraordinary, non-recurring, or unusual losses or charges (including costs and expenses of litigation included in operating income), minus extraordinary, non-recurring or unusual gains provided that the amount added back to net income (or net loss) for such extraordinary, non-recurring or unusual losses, expenses or charges may not exceed 10% of adjusted EBITDA, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 10:1 for the year ended December 31, 2023.

For the year ended December 31, 2023, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow, and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Certain of our notes (including our notes due in 2025, 2026, 2031, and 2040) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving us and, among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies.

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

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $147.8 million and $208.2 million in 2023 and 2022, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure.

Share Repurchases and Dividends

On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. During the years ended December 31, 2023 and 2022, 24.3 million and 22.3 million shares, respectively, were repurchased for $300.0 million and $351.8 million, respectively, excluding commissions, at an average cost of $12.35 and $15.81, respectively, under this share repurchase authorization. As of December 31, 2023, $348.2 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in all four quarters of 2023 and 2022, representing $346.1 million and $361.6 million in total dividends, respectively. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 29, 2024.

Material Cash Requirements

Debt Service Requirements

Our 2024 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes is in 2025.

As of December 31, 2023, the total projected interest payments on outstanding borrowings were $762.3 million, of which $77.1 million is expected to be paid in the next 12 months. We have estimated our future interest payments based on the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes. However, we may refinance all or a portion of our borrowings in future periods, and we expect to continue to borrow under our commercial paper program for general corporate purposes and working capital needs.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $358 million remained as of December 31, 2023. We elected to pay this liability in periodic installments through 2025. Under the terms of the law, we owe 20% and 25% of the original liability in 2024 and 2025, respectively. During the years ended December 31, 2023 and 2022, we made installment payments of $119.5 million and $63.7 million, respectively. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Operating Leases

We lease real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Leases for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2023, we had approximately $210 million of outstanding purchase obligations, of which approximately $130 million is expected to be paid in the next 12 months. Many of our contracts contain clauses that allow us to terminate the contract with notice and with a termination penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults on our contractual obligations or incurred significant penalties for termination of our contractual obligations.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $150 million in outstanding letters of credit and bank guarantees as of December 31, 2023 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

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

Our tax contingency reserves for our uncertain tax positions as of December 31, 2023 were $244.8 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations, and cash flows. Furthermore, the timing of any related cash payments for these tax liabilities is inherently uncertain and is affected by variable factors outside our control.

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

Our impairment assessment typically begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The initial qualitative assessment includes comparing the overall financial performance of the reporting unit against the planned results. Additionally, each reporting unit’s fair value is assessed based on current and expected events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-specific events. Periodically, we perform a quantitative assessment, as described below, for each of our reporting units, regardless of the results of prior qualitative assessments.

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

The carrying value of goodwill as of December 31, 2023 was $2,034.6 million, which represented approximately 25% of our consolidated assets. As of December 31, 2023, goodwill of $1,980.7 million resides in our Consumer Money Transfer reporting unit, while the remaining $53.9 million resides in Consumer Services. For the years ended December 31, 2023 and 2022, we did not record any goodwill impairments. For the reporting units that comprise Consumer Money Transfer and Consumer Services, the fair values of the businesses significantly exceed their carrying amounts.

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

The capitalization of software costs incurred during the application development stage, as well as costs incurred to acquire, install, and customize software for internal use, is subject to accounting policy criteria which requires management judgment to determine the stage of development, the amount of costs eligible to be capitalized, and the related period of benefit. For developed software, we capitalize the eligible costs (predominantly detailed design, development, and testing) incurred during the application development stage, and all other costs are expensed as incurred. Once the software is ready for its intended use, the capitalized costs are amortized over the software’s estimated useful life. The capitalization of initial payments for new and renewed agent contracts is subject to strict accounting policy criteria and requires management judgment as to the amount to capitalize and the related period of benefit. Our accounting policy is to limit the amount of capitalized costs for a given agent contract to the lesser of the estimated future cash flows from the contract or the termination fees we would receive in the event of early termination of the contract.

Disruptions to contractual relationships, significant actual or expected declines in cash flows or transaction volumes associated with contracts or software applications, or the discontinued use of a software application would cause us to evaluate the recoverability of the asset and could result in an impairment charge. Additionally, evaluating future cash flows associated with each asset requires us to make estimates and assumptions, including, among other things, revenue growth rates and operating margins based on our budgets and business plans.

The net carrying value of our other intangible assets as of December 31, 2023 was $380.2 million. During the year ended December 31, 2023, we recorded impairments of approximately $9 million to other intangible assets primarily related to software no longer in use. During the year ended December 31, 2022, we recorded immaterial impairments related to other intangible assets.

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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the significant majority of our agents in United States dollars, Mexican pesos, or euros, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the significant majority of transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities ranging from a few days to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and a rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated in the euro, and, to a lesser degree, the Canadian dollar, the British pound, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of approximately one year. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

As of December 31, 2023, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $28 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2023 of approximately $2.6 billion. Approximately $1.3 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market investments, and state and municipal variable-rate securities and are included in our Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

The remaining interest-bearing assets pay fixed interest rates and primarily consist of highly-rated state and municipal debt securities and asset-backed securities. These investments may include investments made from cash received from our money order services, money transfer business, and other related payment services awaiting redemption and are classified within Settlement assets in the Consolidated Balance Sheets. As interest rates rise, the fair values of these fixed-rate interest-bearing securities will decrease; conversely, a decrease to interest rates would result in an increase to the fair values of the securities. We have classified these investments as available-for-sale within Settlement assets in the Consolidated Balance Sheets, and accordingly, recorded these instruments at their fair value with the net unrealized gains and losses, excluding credit related losses, net of the applicable deferred income tax effect, being added to or deducted from our Total stockholders' equity in our Consolidated Balance Sheets.

Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of December 31, 2023, there were $364.9 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions, although there were no such swaps outstanding as of December 31, 2023. As of December 31, 2023, our weighted-average effective rate on total borrowings was approximately 4.0%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to annual pre-tax income of approximately $4 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on December 31, 2023. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2023 that bear interest at floating rates, would result in an offsetting increase/decrease to annual pre-tax income of approximately $13 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to losses directly from consumer transactions, particularly through our digital channels, where transactions are originated through means other than cash and are therefore subject to “chargebacks,” insufficient funds, or other collection impediments, such as fraud, which are anticipated to increase as digital channels become a greater proportion of our money transfer business.

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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2023, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2023, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control Over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes – International tax structure

Description of the Matter

As described in Note 10 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to taxation in various jurisdictions. The Company earns a significant amount of its operating income in multiple foreign jurisdictions and the Company’s organizational structure is designed to reflect strategic and operational business imperatives that change over time. As the Company operates in a multinational tax environment and incurs income tax obligations in a number of jurisdictions, complexities and uncertainties can arise in the application of complex tax laws.

Auditing the application of tax legislation to the Company’s affairs is inherently complex, highly specialized and requires judgment. These factors impact the Company’s estimation of uncertain tax positions and income tax provisions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s interpretation of tax laws and application of interpretations in the determination of the provision for income taxes. This included controls over the Company’s interpretation of tax laws in jurisdictions the Company operates as well as the completeness and accuracy of the underlying data used in the provision for income tax calculations.

We involved our tax professionals, including U.S. and select foreign tax professionals, to assist in the evaluation of the Company’s tax obligations. We assessed the Company’s evaluation of tax laws and tested the provision for income tax calculations, including the completeness and accuracy of underlying data used in the calculations. We evaluated third-party tax advice obtained by the Company. We also evaluated the adequacy of the Company’s financial statement disclosures related to income tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Denver, Colorado
February 22, 2024

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$4,357.0	$4,475.5	$5,070.8
Expenses:
Cost of services	2,671.7	2,626.4	2,896.4
Selling, general, and administrative	867.8	964.2	1,051.3
Total expenses(a)	3,539.5	3,590.6	3,947.7
Operating income	817.5	884.9	1,123.1
Other income/(expense):
Gain on divestiture of business (Note 4)	18.0	248.3	—
Gain on sale of noncontrolling interest in a private company (Note 4)	—	—	47.9
Pension settlement charges (Note 11)	—	—	(109.8)
Interest income	15.6	13.9	1.4
Interest expense	(105.3)	(101.0)	(105.5)
Other expense, net	—	(37.5)	(21.7)
Total other income/(expense), net	(71.7)	123.7	(187.7)
Income before income taxes	745.8	1,008.6	935.4
Provision for income taxes	119.8	98.0	129.6
Net income	$626.0	$910.6	$805.8
Earnings per share:
Basic	$1.69	$2.35	$1.98
Diluted	$1.68	$2.34	$1.97
Weighted-average shares outstanding:
Basic	370.8	387.2	406.8
Diluted	371.8	388.4	408.9

(a)
As further described in Note 6, total expenses include amounts incurred with related parties of $45.4 million, $48.8 million, and $54.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$626.0	$910.6	$805.8
Other comprehensive income, net of reclassifications and tax (Note 13):
Unrealized gains/(losses) on investment securities	36.4	(99.8)	(27.9)
Unrealized gains/(losses) on hedging activities	(35.8)	1.8	49.2
Foreign currency translation adjustments	—	(17.8)	—
Defined benefit pension plan adjustments (Note 11)	—	—	86.1
Total other comprehensive income/(loss)	0.6	(115.8)	107.4
Comprehensive income	$626.6	$794.8	$913.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,268.6	$1,285.9
Settlement assets	3,687.0	3,486.8
Property and equipment, net of accumulated depreciation of $438.8 and $512.8, respectively	91.4	109.6
Goodwill	2,034.6	2,034.6
Other intangible assets, net of accumulated amortization of $685.9 and $616.3, respectively	380.2	457.9
Other assets (Note 9)	737.0	859.9
Assets held for sale (Note 4)	—	261.6
Total assets	$8,198.8	$8,496.3
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$453.0	$464.0
Settlement obligations	3,687.0	3,486.8
Income taxes payable	659.5	725.3
Deferred tax liability, net	147.6	158.5
Borrowings	2,504.6	2,616.8
Other liabilities (Note 9)	268.1	384.6
Liabilities associated with assets held for sale (Note 4)	—	182.5
Total liabilities	7,719.8	8,018.5

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 350.5 shares and 373.5 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3.5	3.7
Capital surplus	1,031.9	995.9
Accumulated deficit	(389.1)	(353.9)
Accumulated other comprehensive loss	(167.3)	(167.9)
Total stockholders' equity	479.0	477.8
Total liabilities and stockholders' equity	$8,198.8	$8,496.3

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$626.0	$910.6	$805.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.1	42.7	49.6
Amortization	144.5	141.1	158.6
Pension settlement charges (Note 11)	—	—	109.8
Gain on divestiture of business, excluding transaction costs (Note 4)	(18.0)	(254.8)	—
Gain on the sale of noncontrolling interest in a private company (Note 4)	—	—	(47.9)
Deferred income tax benefit (Note 10)	(11.0)	(26.7)	(2.6)
Other non-cash items, net	113.9	115.4	149.6
Increase/(decrease) in cash, excluding the effects of divestitures, resulting from changes in:
Other assets	(36.3)	(209.2)	(73.0)
Accounts payable and accrued liabilities	(22.4)	42.6	(24.8)
Income taxes payable (Note 10)	(68.1)	(152.7)	(56.2)
Other liabilities	15.4	(27.4)	(23.6)
Net cash provided by operating activities	783.1	581.6	1,045.3
Cash flows from investing activities
Payments for capitalized contract costs	(36.4)	(71.9)	(107.5)
Payments for internal use software	(88.5)	(104.4)	(69.4)
Purchases of property and equipment	(22.9)	(31.9)	(37.7)
Purchases of settlement investments	(495.3)	(1,160.0)	(433.0)
Proceeds from the sale of settlement investments	262.0	919.3	755.3
Maturities of settlement investments	144.0	169.7	229.7
Proceeds from the sale of noncontrolling interest in a private company (Note 4)	—	—	50.9
Purchase of noncontrolling interest in stc Bank (Note 4)	—	—	(200.0)
Purchases of non-settlement investments (Note 8)	—	(400.0)	—
Proceeds from the sale of non-settlement investments (Note 8)	100.0	300.0	—
Proceeds from divestiture, net of cash divested (Note 4)	—	887.2	—
Other investing activities	(3.7)	17.5	3.7
Net cash (used in)/provided by investing activities	(140.8)	525.5	192.0
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 13)	(349.0)	(364.2)	(381.6)
Common stock repurchased (Note 13)	(308.4)	(369.9)	(409.9)
Net proceeds from/(repayments of) commercial paper	184.9	(95.0)	195.0
Net proceeds from issuance of borrowings	—	—	891.7
Principal payments on borrowings	(300.0)	(300.0)	(1,150.0)
Make-whole premium on early extinguishment of debt (Note 15)	—	—	(14.3)
Proceeds from exercise of options	0.2	9.5	11.6
Net change in settlement obligations	(122.8)	(56.4)	(412.2)
Other financing activities	(1.7)	(1.3)	0.2
Net cash used in financing activities	(896.8)	(1,177.3)	(1,269.5)
Net change in cash and cash equivalents, including settlement, and restricted cash	(254.5)	(70.2)	(32.2)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,040.7	2,110.9	2,143.1
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,786.2	$2,040.7	$2,110.9

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,268.6	$1,285.9	$1,208.3
Settlement cash and cash equivalents (Note 7)	496.0	708.1	835.5
Restricted cash in Other assets	21.6	41.5	29.4
Cash and cash equivalents included in Assets held for sale (Note 4)	—	5.2	37.7
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,786.2	$2,040.7	$2,110.9
Supplemental cash flow information:
Interest paid	$102.4	$97.2	$101.6
Income taxes paid	$197.4	$279.8	$185.9
Cash paid for lease liabilities	$40.1	$40.5	$46.5
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 12)	$39.1	$12.4	$18.5
Internal use software capitalized but not yet paid	$—	$—	$26.4
Accrued and unpaid capitalized contract costs	$—	$32.3	$—

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2020	411.2	$4.1	$885.1	$(543.1)	$(159.5)	$186.6
Net income	—	—	—	805.8	—	805.8
Stock-based compensation	—	—	44.3	—	—	44.3
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(384.8)	—	(384.8)
Repurchase and retirement of common shares	(20.1)	(0.2)	—	(415.1)	—	(415.3)
Shares issued under stock-based compensation plans	2.7	—	11.6	—	—	11.6
Other comprehensive income (Note 13)	—	—	—	—	107.4	107.4
Balance, December 31, 2021	393.8	3.9	941.0	(537.2)	(52.1)	355.6
Net income	—	—	—	910.6	—	910.6
Stock-based compensation	—	—	45.5	—	—	45.5
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(363.0)	—	(363.0)
Repurchase and retirement of common shares	(23.0)	(0.3)	—	(364.3)	—	(364.6)
Shares issued under stock-based compensation plans	2.7	0.1	9.4	—	—	9.5
Other comprehensive loss (Note 13)	—	—	—	—	(115.8)	(115.8)
Balance, December 31, 2022	373.5	3.7	995.9	(353.9)	(167.9)	477.8
Net income	—	—	—	626.0	—	626.0
Stock-based compensation	—	—	35.9	—	—	35.9
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(350.3)	—	(350.3)
Repurchase and retirement of common shares	(24.9)	(0.3)	—	(310.9)	—	(311.2)
Shares issued under stock-based compensation plans	1.9	0.1	0.1	—	—	0.2
Other comprehensive income (Note 13)	—	—	—	—	0.6	0.6
Balance, December 31, 2023	350.5	$3.5	$1,031.9	$(389.1)	$(167.3)	$479.0

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The Western Union Company (“Western Union” or the “Company”) is a leader in cross-border, cross-currency money movement, payments, and digital financial services, empowering consumers, businesses, financial institutions, and governments with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories and also through money transfer transactions conducted and funded through websites and mobile applications marketed under the Company’s brands (“Branded Digital”) and transactions initiated on internet and mobile applications hosted by the Company’s third-party white label or co-branded digital partners. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consisted of the following segments:

•
Consumer Money Transfer - The Consumer Money Transfer operating segment (previously Consumer-to-Consumer) facilitates money transfers, which are primarily sent from retail agent locations worldwide or through websites and mobile devices. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Business Solutions - On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, “the Buyer”), and the final closing for this transaction occurred on July 1, 2023. Accordingly, the Company will no longer report Business Solutions revenues and operating expenses after July 1, 2023. See Note 4 for further information regarding this transaction. The Buyer has rebranded the sold operations within a new standalone company (now referred to as “Convera”). The Business Solutions operating segment facilitated payment and foreign exchange solutions, primarily cross-border, cross-currency transactions, for small and medium size enterprises and other organizations and individuals. The Business Solutions business related to exchanges of currency at spot rates, which enabled customers to make cross-currency payments, and in limited countries, the Company wrote foreign currency forward and option contracts for customers to facilitate future payments.
•
Consumer Services - The Consumer Services segment (previously Other) includes the Company’s bill payment services which facilitate payments for consumers, businesses, and other organizations, as well as the Company’s money order services, retail foreign exchange services, prepaid cards, lending partnerships, and digital wallets. Certain of the Company’s corporate costs such as costs related to strategic initiatives, including costs for the review and closing of mergers, acquisitions, and divestitures, are also included in Consumer Services.

See Note 17 for further information regarding the Company’s segments.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2023, the Company’s restricted net assets associated with these asset limitations and minimum capital requirements totaled approximately $440 million.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Shares excluded from the diluted earnings per share calculation were 9.7 million, 8.0 million, and 2.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as assumed proceeds of the options and restricted stock per unit were above the Company’s average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Year Ended December 31,
	2023	2022	2021
Basic weighted-average shares outstanding	370.8	387.2	406.8
Common stock equivalents	1.0	1.2	2.1
Diluted weighted-average shares outstanding	371.8	388.4	408.9

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

Carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Available-for-sale investment securities, as further discussed in Notes 7 and 8, and derivative financial instruments, as further discussed in Notes 8 and 14, are carried at fair value. Fixed-rate notes are carried at their original issuance values and adjusted over time to amortize or accrete that value to par. The fair values of fixed-rate notes are disclosed in Note 8 and are based on market quotations.

The fair values of non-financial assets and liabilities related to the Company’s business combinations, as applicable, will be disclosed in Note 4.

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within Net income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is remeasured to fair value at acquisition with a resulting gain or loss recognized within Other expense, net for the difference between fair value and existing book value. Results of operations of the acquired company are included in the Company’s results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. The Company expenses all costs as incurred related to or involved with an acquisition in Selling, general, and administrative expenses.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with maturities of three months or less at the date of purchase (that are readily convertible to cash) are considered cash equivalents and are stated at cost, which approximates fair value.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company maintains cash and cash equivalent balances, which may include a portion in money market funds, with a group of globally diversified banks and financial institutions. The Company limits the concentration of its cash and cash equivalents with any one institution and regularly reviews investment concentrations and credit worthiness of these institutions.

Allowance for Credit Losses

For the Company’s accounting policies with respect to the allowance for credit losses, refer to Note 7.

Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements. The Company has included the settlement assets and obligations related to the Business Solutions segment in the Assets held for sale and Liabilities associated with assets held for sale lines, respectively, of the Consolidated Balance Sheets as of December 31, 2022.

Settlement assets consist of cash and cash equivalents, receivables from agents and others, and investment securities. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Cash equivalents consist of short-term time deposits, commercial paper, and other highly liquid investments. Receivables from agents represent funds collected by such agents, but in transit to the Company. Western Union has a large and diverse agent base, thereby reducing the Company’s credit risk from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arose from cross-currency payment transactions in the Business Solutions segment. Receivables occurred when funds were paid out to a beneficiary but were not yet received from the customer.

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

Refer to Note 7 for additional details on the Company’s settlement assets and obligations.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consisted of the following (in millions):

	December 31,
	2023	2022
Equipment	$373.4	$464.6
Leasehold improvements	121.6	120.1
Furniture and fixtures	35.2	37.5
Projects in process	—	1.9
Total property and equipment, gross	530.2	624.1
Less accumulated depreciation	(438.8)	(513.8)
Property and equipment, net(a)	$91.4	$110.3

(a)
As of December 31, 2022, Property and equipment, net included Assets held for sale of $0.7 million, which consisted of property and equipment of the Company’s Business Solutions business, as further described in Note 4.

Amounts charged to expense for depreciation of property and equipment were $39.1 million, $42.7 million, and $49.6 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. In the event a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2023, 2022, and 2021.

Other Intangible Assets

Other intangible assets primarily consist of contract costs (primarily amounts paid to agents in connection with establishing and renewing long-term contracts), software, and acquired contracts. Other intangible assets are generally amortized on a straight-line basis over the length of the contract or benefit period. Included in the Consolidated Statements of Income is amortization expense of $144.5 million, $141.1 million, and $158.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company purchases and develops software that is used in providing services and in performing administrative functions. For developed software, the Company capitalizes the eligible costs (predominantly detailed design, development, and testing) incurred during the application development stage, and all other costs are expensed as incurred. Once the software is ready for its intended use, software development costs and purchased software are generally amortized over a term of three to seven years.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of other intangible assets (in millions):

	December 31, 2023			December 31, 2022
	Weighted-
	Average
	Amortization		Net of		Net of
	Period	Initial	Accumulated	Initial	Accumulated
	(in years)	Cost	Amortization	Cost	Amortization
Capitalized contract costs	5.9	$469.7	$166.4	$524.4	$252.8
Internal use software	4.4	443.6	166.0	387.8	155.3
Acquired contracts	11.8	66.6	0.3	87.4	3.0
Acquired trademarks	25.4	30.1	8.4	30.2	9.6
Other intangibles	4.4	17.4	0.4	17.0	—
Projects in process	(a)	38.7	38.7	38.6	38.6
Total other intangible assets(b)	6.2	$1,066.1	$380.2	$1,085.4	$459.3

(a)
Not applicable as the assets have not been placed in service.
(b)
Total other intangible assets, net includes Assets held for sale of $1.4 million as of December 31, 2022, which consists of Other intangible assets associated with the Company’s Business Solutions business as further described in Note 4.

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2023 is expected to be $137.2 million in 2024, $90.5 million in 2025, $53.6 million in 2026, $36.0 million in 2027, $8.8 million in 2028, and $15.4 million thereafter.

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded approximately $9 million of impairments related to other intangible assets during the year ended December 31, 2023 and recorded immaterial impairments related to other intangible assets during the years ended December 31, 2022 and 2021.

Other Investments

Other investments consist of equity investments in privately-held companies that do not have readily determinable fair values. For these investments, the Company has less than a 20% interest and does not have control or significant influence. The Company has elected to measure these investments at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in the same issuer. These investments are reflected in Other assets in the Consolidated Balance Sheets as of December 31, 2023 and 2022. The Company has not recorded any material annual or cumulative impairment losses or valuation adjustments based on observable price changes.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2023, 2022, and 2021 were $186.7 million, $195.4 million, and $177.8 million, respectively.

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

Foreign Currency Translation

The United States dollar is the functional currency for substantially all of the Company’s businesses. Revenues and expenses are generally translated at average exchange rates prevailing during the period. Foreign currency denominated assets and liabilities for those businesses for which the local currency is the functional currency are translated into United States dollars based on exchange rates at the end of the year. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of these businesses are included as a component of Accumulated other comprehensive loss (“AOCL”) in the accompanying Consolidated Balance Sheets. Foreign currency denominated monetary assets and liabilities of businesses for which the United States dollar is the functional currency are remeasured based on exchange rates at the end of the period, and the resulting remeasurement gains and losses are recognized in net income. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred.

The Company has bill payment and other businesses in Argentina for which the local currency is the functional currency. However, as Argentina is currently classified as a highly inflationary economy, all changes in the value of the Argentine peso on these businesses’ monetary assets and liabilities are reflected in net income.

Derivatives

The Company has used derivatives to minimize its exposures related to changes in foreign currency exchange rates and, periodically, interest rates. The Company recognizes all derivatives in the accompanying Consolidated Balance Sheets at their fair value. All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows. Certain of the Company’s derivative arrangements are designated as cash flow hedges at the time of inception, and others are not designated as accounting hedges.

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
•
Undesignated - Derivative contracts entered into to reduce the foreign exchange variability related to: (i) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (ii) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes, and changes in their fair value are included in Selling, general, and administrative. The Company aggregated its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedged the resulting net currency risks by entering into offsetting contracts with Convera through the final closing of the Business Solutions divestiture on July 1, 2023. The derivatives written were part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payment operations, which primarily included spot exchanges of currency in addition to forwards and options. The changes in the fair value related to these contracts were recorded in Revenues.

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

Legal Contingencies

The Company is a party to certain legal and regulatory proceedings with respect to a variety of matters. The Company records an accrual for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss is determined to be a better estimate than other amounts within the range, that amount is accrued. When no amount within a range of loss is determined to be a better estimate than any other amount, the lowest amount in the range is accrued.

Stock-Based Compensation

The Company has a stock-based compensation plan that provides for grants of Western Union stock options, restricted stock awards, restricted stock units, and deferred stock units to employees and non-employee directors of the Company.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company generally recognizes compensation expense on awards on a straight-line basis over the requisite service period with an estimate for forfeitures. Refer to Note 16 for additional discussion regarding details of the Company’s stock-based compensation plans.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board issued a new accounting pronouncement regarding segment reporting. The standard requires that public entities expand reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The Company is required to adopt the new standard for its 2024 annual reporting and effective January 1, 2025 for its interim reporting, using a retrospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s disclosures.

In December 2023, the Financial Accounting Standards Board issued a new accounting pronouncement regarding income tax disclosures. The standard requires that public entities disclose more consistent and detailed categories in their statutory to effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction. The Company is required to adopt the new standard for its 2025 annual reporting, using a prospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s disclosures.

3. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, and the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market, when the money transfer involves different send and receive currencies. The Company also offers other services, including bill payment services, for which revenue is impacted by similar factors. For the substantial majority of the Company’s revenues, the Company acts as the principal in transactions and reports revenue on a gross basis, as the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices. The Company also provides services to financial institutions and other third parties to enable such entities to offer money transfer services to their own customers under their brands. Generally, in these arrangements, consumers agree to terms and conditions specified by the financial institution or other third party that, among other things, establish pricing paid by the consumer for the service. The Company recognizes revenue on a net basis under these arrangements. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company recognized $4,158.0 million, $4,254.0 million, and $4,865.5 million in revenues from contracts with customers for the years ended December 31, 2023, 2022, and 2021, respectively. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which were primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations for the years ended December 31, 2023, 2022, and 2021, and the Company has immaterial contract liability balances as of December 31, 2023 and 2022, which primarily related to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of December 31, 2023 and 2022, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including investment income generated on settlement assets primarily related to money transfer and money order services and impacts from the Company’s foreign currency cash flow hedges.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer Money Transfer segment, revenues from foreign exchange and payment services were included in the Company’s Business Solutions segment, and revenues from consumer bill payment and other services were included in the Company’s Consumer Services segment. See Note 17 for further information on the Company’s segments. On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Group LLC, and the final closing for this transaction occurred on July 1, 2023. Accordingly, the Company will no longer report Business Solutions revenues and operating expenses after July 1, 2023. See Note 4 for further information regarding this transaction.

Consumer Money Transfers

For the Company’s money transfer services, customers agree to the Company’s terms and conditions at the time of initiating a transaction. In a money transfer, the Company has one performance obligation as the customer engages the Company to perform one integrated service which typically occurs within minutes — collect the customer’s money and make funds available for payment to a designated person in the currency requested. Therefore, the Company recognizes revenue upon completion of the following: (i) the customer’s acknowledgment of the Company’s terms and conditions and payment information has been received by the Company, (ii) the Company has agreed to process the money transfer, and (iii) the Company has completed the processing of the money transfer, so that funds are available to be picked up in cash at a retail location or have been delivered to the account of the customer’s designated receiving party. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

Foreign Exchange and Payment Services

The Company’s foreign exchange and payment services ceased after the divestiture of its Business Solutions business. For the Company’s foreign exchange and payment services, customers agreed to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with the Company to provide payment services on the customer’s behalf. In the majority of the Company’s foreign exchange and payment services, the Company made payments to the recipient to satisfy its performance obligation to the customer, and therefore, the Company recognized revenue on foreign exchange and payment services when this performance obligation had been fulfilled. Revenues from foreign exchange and payment services were primarily comprised of the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market.

Consumer Services

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the years ended December 31, 2023, 2022, and 2021 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Year Ended December 31, 2023
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer
	Transfers	Services (b)	Services	Total
Regions:
North America	$1,469.7	$—	$138.3	$1,608.0
Europe and CIS	953.5	13.0	16.8	983.3
Middle East, Africa, and South Asia	829.4	—	0.4	829.8
Latin America and the Caribbean	419.2	—	102.6	521.8
East Asia and Oceania	215.1	—	—	215.1
Revenues from contracts with customers	$3,886.9	$13.0	$258.1	$4,158.0
Other revenues(a)	118.1	16.7	64.2	199.0
Total revenues	$4,005.0	$29.7	$322.3	$4,357.0

	Year Ended December 31, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer
	Transfers	Services (b)	Services	Total
Regions:
North America	$1,553.2	$17.9	$129.5	$1,700.6
Europe and Russia/CIS	1,056.0	102.3	21.1	1,179.4
Middle East, Africa, and South Asia	630.5	0.4	0.4	631.3
Latin America and the Caribbean	388.0	0.5	108.2	496.7
East Asia and Oceania	233.0	12.5	0.5	246.0
Revenues from contracts with customers	$3,860.7	$133.6	$259.7	$4,254.0
Other revenues(a)	132.8	63.3	25.4	221.5
Total revenues	$3,993.5	$196.9	$285.1	$4,475.5

	Year Ended December 31, 2021
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer
	Transfers	Services	Services	Total
Regions:
North America	$1,625.7	$101.8	$130.4	$1,857.9
Europe and Russia/CIS	1,381.3	145.5	6.9	1,533.7
Middle East, Africa, and South Asia	660.8	2.2	0.6	663.6
Latin America and the Caribbean	376.6	3.4	83.1	463.1
East Asia and Oceania	276.5	69.6	1.1	347.2
Revenues from contracts with customers	$4,320.9	$322.5	$222.1	$4,865.5
Other revenues(a)	73.1	99.3	32.9	205.3
Total revenues	$4,394.0	$421.8	$255.0	$5,070.8

(a)
Includes revenue from the sale of derivative financial instruments, investment income generated on settlement assets primarily related to money transfer and money order services, impacts from the Company’s foreign currency cash flow hedges, and other sources.
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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Divestitures, Investment Activities, and Goodwill

Business Solutions Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. In connection with the first closing, the Company reclassified $17.8 million of currency translation gains previously included within AOCL as a component of Gain on divestiture of business in the Consolidated Statements of Income. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. As of December 31, 2022, the Company classified the proceeds allocated to the European Union operations of approximately $104 million within Other liabilities in the Consolidated Balance Sheets. The final closing occurred on July 1, 2023, included the European Union operations, and resulted in a gain of $18.0 million. During the period between the first and final closings, the Company was required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while owned by the Company, adjusted for the occupancy charges for employees of the Buyer using Company facilities and other items, as contractually agreed, which was $2.7 million and $32.0 million for the years ended December 31, 2023 and 2022, respectively, and was included in Other expense, net in the Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

Business Solutions revenues included in the Consolidated Statements of Income were $29.7 million, $196.9 million, and $421.8 million, and direct operating expenses, excluding corporate allocations, were $26.1 million, $140.3 million, and $317.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. Divestiture costs directly associated with this transaction were $1.1 million, $5.2 million, and $14.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Investment Activities

The Company entered into an agreement in November 2020, which was subsequently amended, to acquire an ownership interest in stc Bank (formerly Saudi Digital Payments Company), a subsidiary of Saudi Telecom Company and one of the Company’s Consumer Money Transfer digital white label partners. Under the terms of the amended agreement, the Company agreed to invest $200.0 million for a 15% ownership in stc Bank (“Investment”), and this transaction closed in October 2021. In conjunction with the Investment, the Company and stc Bank extended and expanded the terms of their

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commercial agreement. The Company assigned a value of $36.0 million to certain rights under the commercial agreement that are included in Other assets in the Consolidated Balance Sheets and are being amortized over the life of the agreement. During the fourth quarter of 2023, the majority shareholder communicated that it will make an additional equity contribution at the same per share price as the Company’s carrying value of the Investment, which would dilute the Company’s ownership to 12.4%. The Company is measuring the Investment at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments in stc Bank.

In April 2021, the Company sold a substantial majority of the noncontrolling interest it held in a private company for cash proceeds of $50.9 million. The Company recorded a gain of $47.9 million within Total other income/(expense), net, during the year ended December 31, 2021. The Company retains an immaterial equity interest in this private company.

Goodwill

The following tables present changes to goodwill for the years ended December 31, 2023 and 2022 and the accumulated impairment losses as of December 31, 2023, 2022, and 2021 (in millions):

	Consumer Money Transfer	Business Solutions(a)	Consumer Services	Total
January 1, 2022 goodwill, net	$1,980.7	$532.0	$53.9	$2,566.6
Additions	—	—	—	—
Divestiture(a)	—	(470.6)	—	(470.6)
December 31, 2022 goodwill, net	$1,980.7	$61.4	$53.9	$2,096.0
Additions	—	—	—	—
Divestiture(a)	—	(61.4)	—	(61.4)
December 31, 2023 goodwill, net	$1,980.7	$—	$53.9	$2,034.6

(a)
Related to the Business Solutions divestiture, as described above.

	As of December 31,
	2023	2022	2021
Goodwill, gross	$2,034.6	$2,125.6	$3,030.6
Accumulated impairment losses	—	(29.6)	(464.0)
Goodwill, net(a)	$2,034.6	$2,096.0	$2,566.6

(a)
As of December 31, 2022, Goodwill of $61.4 million related to the Company’s Business Solutions business was included in Assets held for sale on the Company’s Consolidated Balance Sheets, as further described above. All of the Company’s accumulated impairment losses related to the Business Solutions business.

The Company did not record any goodwill impairments during the years ended December 31, 2023, 2022, and 2021.

5. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $150 million in outstanding letters of credit and bank guarantees as of December 31, 2023, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of December 31, 2023. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In December 2022, a purported class action complaint was filed against several money transfer business defendants, including the Company, in the United States District Court for the Northern District of California, alleging that these defendants violated the federal Right to Financial Privacy Act and California’s Financial Information Privacy Act. The United States Department of Homeland Security and Immigration and Customs Enforcement are also named as defendants. The operative complaint alleges that the defendants violated plaintiffs’ financial privacy rights by sharing private financial information with law enforcement agencies through a program coordinated by the Transaction Record Analysis Center. On January 24, 2023, an amended complaint was filed naming the Company’s subsidiary Western Union Financial Services, Inc. (“WUFSI”) as a defendant in place of The Western Union Company. Due to the preliminary stage of this matter, the ultimate outcome and any potential financial impact to the Company cannot be reasonably determined at this time. WUFSI intends to defend itself vigorously in this matter.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($11.6 million as of December 31, 2023). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against The Western Union Company (“TWUC”) in the amount of €9 million ($10.0 million as of December 31, 2023). The business in the DRC is operated through independent agents. No Western Union entity has a presence in the country. The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company’s independent agents in the DRC to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and TWUC intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

6. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2023, 2022, and 2021 totaled $45.4 million, $48.8 million, and $54.7 million, respectively.

7. Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements. As of December 31, 2022, settlement assets and obligations also included amounts receivable from, and payable to, customers for the value of their cross-currency payment transactions related to the Business Solutions segment.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

December 31, 2023
Settlement assets:
Cash and cash equivalents	$496.0
Receivables from agents and others	1,748.3
Less: Allowance for credit losses	(15.4)
Receivables from agents and others, net	1,732.9
Investment securities	1,458.2
Less: Allowance for credit losses	(0.1)
Investment securities, net	1,458.1
Total settlement assets	$3,687.0
Settlement obligations:
Money transfer, money order, and payment service payables	$2,764.5
Payables to agents	922.5
Total settlement obligations	$3,687.0

December 31, 2022
Settlement assets:
Cash and cash equivalents	$708.1
Receivables from agents, Business Solutions customers, and others	1,533.2
Less: Allowance for credit losses	(13.0)
Receivables from agents, Business Solutions customers, and others, net	1,520.2
Investment securities	1,333.7
Less: Allowance for credit losses	(0.3)
Investment securities, net	1,333.4
Total settlement assets(a)	$3,561.7
Settlement obligations:
Money transfer, money order, and payment service payables	$2,843.3
Payables to agents	718.4
Total settlement obligations(a)	$3,561.7

(a)
As of December 31, 2022, both Settlement assets and Settlement obligations include $74.9 million, classified as Assets held for sale and Liabilities associated with assets held for sale (see Note 4).

Allowance for Credit Losses

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,732.9 million and $1,508.5 million as of December 31, 2023 and 2022, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

Receivables from Business Solutions customers arose from cross-currency payment transactions in the Business Solutions segment. Business Solutions receivables totaled $11.7 million as of December 31, 2022. Receivables occurred when funds were paid out to a beneficiary but were not yet received.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of December 31, 2023.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2023	$11.4	$1.6
Current period provision for expected credit losses(a)	19.4	1.4
Write-offs charged against the allowance	(27.3)	(3.1)
Recoveries of amounts previously written off	13.9	—
Impacts of foreign currency exchange rates, divestitures, and other	(2.0)	0.1
Allowance for credit losses as of December 31, 2023	$15.4	$—

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2022	$18.0	$5.7
Current period provision for expected credit losses(a)	14.1	3.8
Write-offs charged against the allowance	(20.9)	(1.5)
Recoveries of amounts previously written off	4.7	—
Impacts of foreign currency exchange rates, divestitures, and other	(4.5)	(6.4)
Allowance for credit losses as of December 31, 2022	$11.4	$1.6

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2021	$49.3	$3.9
Current period provision for expected credit losses(a)	8.9	4.2
Write-offs charged against the allowance	(44.8)	(2.1)
Recoveries of amounts previously written off	6.8	—
Impacts of foreign currency exchange rates and other	(2.2)	(0.3)
Allowance for credit losses as of December 31, 2021	$18.0	$5.7

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. The Company recognized losses that were not credit-related of $42.2 million, $37.5 million, and $51.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In addition, from time to time, the Company has made advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2023 and 2022, amounts advanced to agents and disbursement partners were $188.5 million and $154.9 million, respectively, and the related allowances for credit losses were immaterial.

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity, and are limited to the difference between fair value and the amortized cost basis. As of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021, the Company’s allowance for credit losses and provision for credit losses on its available-for-sale securities were immaterial.

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2023	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.8	$11.8	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,049.3	1,011.4	8.7	(46.6)	(37.9)
Asset-backed securities	194.5	195.7	1.2	—	1.2
Corporate debt securities	155.2	152.2	1.5	(4.5)	(3.0)
State and municipal variable-rate demand notes	86.8	86.8	—	—	—
United States government agency mortgage-backed securities	12.6	12.1	—	(0.5)	(0.5)
Total available-for-sale securities	1,498.4	1,458.2	11.4	(51.6)	(40.2)
Total investment securities	$1,510.2	$1,470.0	$11.4	$(51.6)	$(40.2)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2022	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.7	$11.7	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,010.5	933.3	0.3	(77.5)	(77.2)
Asset-backed securities	183.4	184.1	0.8	(0.1)	0.7
Corporate debt securities	153.5	146.9	0.3	(6.9)	(6.6)
State and municipal variable-rate demand notes	48.9	48.9	—	—	—
United States government agency mortgage-backed securities	21.5	20.5	—	(1.0)	(1.0)
Total available-for-sale securities	1,417.8	1,333.7	1.4	(85.5)	(84.1)
Total investment securities	$1,429.5	$1,345.4	$1.4	$(85.5)	$(84.1)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of December 31, 2023, by the length of time the securities were in a continuous loss position (in millions):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	27	$84.6	$(0.4)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	267	$572.2	$(46.2)
Corporate debt securities	14	52.2	(4.5)
United States government agency mortgage-backed securities	10	11.5	(0.5)

As noted above, the Company’s provision for credit losses on its investment securities for the year ended December 31, 2023 and the related allowance for credit losses as of December 31, 2023 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates. As of December 31, 2023, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of December 31, 2023 (in millions):

Fair Value
Due within 1 year	$99.7
Due after 1 year through 5 years	606.0
Due after 5 years through 10 years	395.5
Due after 10 years	357.0
Total	$1,458.2

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations, or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $86.8 million are included in the “Due after 10 years” category in the table above.

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet category (in millions):

	Fair Value Measurement Using		Total
December 31, 2023	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.8	$—	$11.8
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,011.4	1,011.4
Asset-backed securities	—	195.7	195.7
Corporate debt securities	—	152.2	152.2
State and municipal variable-rate demand notes	—	86.8	86.8
United States government agency mortgage-backed securities	—	12.1	12.1
Other assets:
Derivatives	—	10.8	10.8
Total assets	$11.8	$1,469.0	$1,480.8
Liabilities:
Other liabilities:
Derivatives	$—	$17.4	$17.4
Total liabilities	$—	$17.4	$17.4

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement Using		Total
December 31, 2022	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.7	$—	$11.7
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	933.3	933.3
Asset-backed securities	—	184.1	184.1
Corporate debt securities	—	146.9	146.9
State and municipal variable-rate demand notes	—	48.9	48.9
United States government agency mortgage-backed securities	—	20.5	20.5
Other assets:
Derivatives	—	126.1	126.1
Total assets	$11.7	$1,459.8	$1,471.5
Liabilities:
Other liabilities:
Derivatives	$—	$98.9	$98.9
Total liabilities	$—	$98.9	$98.9

There were no material, non-recurring fair value adjustments for the year ended December 31, 2023 other than approximately $12 million of impairments primarily related to software no longer in use and property and equipment. There were no material, non-recurring fair value adjustments other than approximately $15 million of operating lease ROU asset, property and equipment, and other intangible asset impairments associated with the Company's suspension of its operations in Russia and Belarus, the first closing of its Business Solutions divestiture, and its operating expense redeployment initiatives for the year ended December 31, 2022, as discussed further in Note 17. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2023 and 2022.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Consolidated Balance Sheets at their original issuance values as adjusted over time to amortize or accrete that value to par. As of December 31, 2023, the carrying value and fair value of the Company’s borrowings were $2,504.6 million and $2,419.0 million, respectively (see Note 15). As of December 31, 2022, the carrying value and fair value of the Company’s borrowings were $2,616.8 million and $2,442.5 million, respectively.

In 2022, the Company entered into reverse repurchase agreements, a form of secured lending, with broker-dealer affiliates of large U.S. banks, using a portion of the proceeds from the sale of the Company’s Business Solutions business. These agreements required the counterparties to pledge marketable securities with a value greater than the amount of cash transferred as collateral, which was held and valued by a third-party custodial bank. These investments generated interest income through the date of repurchase, at which point the purchase price together with the interest due was paid back to the Company. The Company has fully redeemed these investments as of December 31, 2023. As of December 31, 2022, the carrying value of these investments, as reported in Other assets in the Company's Consolidated Balance Sheets, was $100.0 million, which approximated fair value due to the creditworthiness of the counterparty, the value of the collateral, and the investments’ short-term nature and variable interest rate.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Assets and Other Liabilities

The following table summarizes the components of Other assets and Other liabilities (in millions):

	December 31,
	2023	2022
Other assets:
Amounts advanced to agents and disbursement partners	$188.5	$154.9
Other investments (a)	169.2	169.5
ROU assets	126.6	122.4
Prepaid expenses	91.9	94.7
Equity method investments	41.2	41.4
Derivatives	10.8	126.1
Reverse repurchase agreements	—	100.0
Other	108.8	168.9
Total other assets (b)	$737.0	$977.9
Other liabilities:
Operating lease liabilities	$162.3	$161.3
Agent deposits	46.9	43.5
Derivatives	17.4	98.9
Accrued agent contract costs	2.3	37.4
Deferred proceeds - Business Solutions divestiture (Note 4)	—	104.3
Other	39.2	28.6
Total other liabilities (b)	$268.1	$474.0

(a)
Represents equity investments without readily determinable fair values recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in the same issuer.
(b)
As of December 31, 2022, Other assets included $118.0 million classified as Assets held for sale, and Other liabilities included $89.4 million classified as Liabilities associated with assets held for sale (see Note 4).

10. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(40.0)	$46.8	$(59.9)
Foreign	785.8	961.8	995.3
Total pre-tax income	$745.8	$1,008.6	$935.4

For the years ended December 31, 2023, 2022, and 2021, 105%, 95% and 106% of the Company’s pre-tax income was derived from foreign sources, respectively.

The provision for income taxes was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Federal	$18.5	$(34.0)	$40.3
State and local	2.0	(8.0)	1.4
Foreign	99.3	140.0	87.9
Total provision for income taxes	$119.8	$98.0	$129.6

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefits	0.3%	(0.1)%	0.2%
Foreign rate differential, net of United States tax paid on foreign earnings (3.0%, 4.6%, and 3.3%, respectively)	(8.5)%	(8.3)%	(9.5)%
Divestitures	0.5%	5.6%	—%
Change in Business Solutions permanent reinvestment assertion	—%	—%	1.9%
Lapse of statute of limitations	(0.8)%	(9.7)%	(0.5)%
Valuation allowances	0.7%	0.2%	—%
Uncertain tax positions	2.3%	(0.7)%	1.7%
Other	0.6%	1.7%	(0.9)%
Effective tax rate	16.1%	9.7%	13.9%

The increase in the Company’s effective tax rate for the year ended December 31, 2023 compared to the prior year was primarily due to the reversal of uncertain tax positions in the prior year, including from statute of limitations expirations and the completion of the examination of the Company’s federal income tax returns for 2017 and 2018, partially offset by the effects of the sale of the Business Solutions business. The decrease in the Company’s effective tax rate for the year ended December 31, 2022 compared to the prior year was primarily due to the reversal of uncertain tax positions, including from statute of limitations expirations and the completion of the examination of the Company’s federal income tax returns for 2017 and 2018 (“IRS Examination”), as well as tax expense incurred in the prior period related to changes in the Company’s permanent reinvestment assertions, partially offset by the sale of the Company’s Business Solutions business and the Company’s decision to suspend its operations in Russia and Belarus.

In addition to the items included in the reconciliation of the Company’s comparable effective tax rate, in the fourth quarter of 2023, the Company concluded steps to eliminate certain intercompany financing subsidiaries. The steps resulted in cancellation of certain intercompany debts which were offset by utilization of net operating losses that prior to fourth quarter of 2023 were determined to have a remote possibility of realization, subject to full valuation allowance. There was no net tax effect of these steps.

The Company’s provision for income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$30.6	$(17.1)	$43.9
State and local	2.7	(4.6)	4.3
Foreign	97.5	146.4	84.0
Total current taxes	130.8	124.7	132.2
Deferred:
Federal	(12.1)	(16.9)	(3.6)
State and local	(0.7)	(3.4)	(2.9)
Foreign	1.8	(6.4)	3.9
Total deferred taxes	(11.0)	(26.7)	(2.6)
	$119.8	$98.0	$129.6

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2023	2022
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$17.5	$12.4
Lease liabilities	19.2	18.4
Tax attribute carryovers	29.9	24.9
Intangibles, property and equipment	8.0	9.0
Deferred benefits of uncertain tax positions	10.0	—
Securities and investments	8.4	14.7
Other	2.0	3.7
Valuation allowance	(18.5)	(14.1)
Total deferred tax assets	76.5	69.0
Deferred tax liabilities related to:
Intangibles, property and equipment	203.8	207.7
Lease right-of-use assets	12.3	10.8
Total deferred tax liabilities	216.1	218.5
Net deferred tax liability(a)	$139.6	$149.5

a)
As of December 31, 2023 and 2022, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions of $8.0 million and $9.0 million, respectively, are reflected in Other assets in the Consolidated Balance Sheets.

Deferred tax assets for tax attribute carryovers and valuation allowance included in the above table exclude the impact of tax attribute carryovers determined to have a remote possibility of realization.

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

Outside tax basis differences of $1.3 billion as of December 31, 2023 primarily relate to undistributed foreign earnings not already subject to United States income tax and additional outside basis difference inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company’s basis difference, the Company could be subject to United States income taxes, state income taxes, and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of complexities associated with its hypothetical calculation.

Tax reform legislation enacted into United States law in 2017 (“the Tax Act”) imposed a domestic one-time tax on the Company’s previously undistributed earnings of foreign subsidiaries, with certain exceptions. This tax charge, combined with the Company’s other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $358 million remained as of December 31, 2023. The Company has elected to pay this liability in periodic installments through 2025. For the years ended December 31, 2023, 2022, and 2021, the Company made installment payments of $119.5 million, $63.7 million, and $63.4 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

The Company has established contingency reserves for a variety of material, known tax exposures. As of December 31, 2023, the total amount of tax contingency reserves was $244.8 million, including accrued interest and penalties, net of related items. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

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

	2023	2022
Balance as of January 1	$270.5	$344.6
Increase related to current period tax positions(a)	0.4	1.6
Increase related to prior period tax positions	2.7	—
Decrease related to prior period tax positions	(0.5)	(16.5)
Decrease due to settlements with taxing authorities	—	(2.2)
Decrease due to lapse of applicable statute of limitations	(3.7)	(55.0)
Decrease due to effects of foreign currency exchange rates	—	(2.0)
Balance as of December 31	$269.4	$270.5

(a)
Includes recurring accruals for issues which initially arose in previous periods.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $259.5 million and $260.1 million as of December 31, 2023 and 2022, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for income taxes in its Consolidated Statements of Income and records the associated liability in Income taxes payable in its Consolidated Balance Sheets. The Company recognized $14.7 million, $(10.9) million, and $4.4 million in interest and penalties during the years ended December 31, 2023, 2022, and 2021, respectively. The Company has accrued $40.7 million and $21.0 million for the payment of interest and penalties as of December 31, 2023 and 2022, respectively.

The unrecognized tax benefits accrual as of December 31, 2023 consists of federal, state, and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits could decrease by up to approximately $250 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The conclusion of the IRS Examination resulted in both agreed and unagreed adjustments. The agreed adjustments were reflected in the Company’s financial statements for the year ended December 31, 2022. The Company is contesting the unagreed adjustments at the IRS Appeals level and believes its reserves for these proposed adjustments are adequate. The statute of limitations for the U.S. federal

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax returns for 2017 and 2018 has been extended to March 31, 2025. The Company's U.S. federal income tax returns since 2020 are also eligible to be examined.
11. Employee Benefit Plans

Defined Contribution Plans

The Company administers several defined contribution plans in various countries globally, including The Western Union Company Incentive Savings Plan (the “401(k)”), which covers eligible employees on the United States payroll. Such plans have vesting and employer contribution provisions that vary by country. In addition, the Company sponsors a non-qualified deferred compensation plan for a select group of highly compensated United States employees. The plan provides tax-deferred contributions and the restoration of Company contributions otherwise limited under the 401(k). The aggregate amount charged to expense in connection with all of the above plans was $11.3 million, $13.6 million, and $17.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Defined Benefit Plan

On July 22, 2021, the Company’s Board of Directors approved a plan to terminate and settle the Company’s frozen defined benefit pension plan (the “Plan”). Upon settlement in the fourth quarter of 2021, the Company transferred Plan assets to an insurance company that will provide for and pay the remaining benefits to participants.

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

The net periodic benefit cost associated with the Plan was $9.4 million for the year ended December 31, 2021. The Company made no material contributions to the Plan during the year ended December 31, 2021.

12. Leases

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2023 and 2022, total ROU assets were $126.6 million and $122.4 million, respectively, and operating lease liabilities were $162.3 million and $161.3 million, respectively. The ROU assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities is included in Cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Operating lease costs, which are included in Total expenses in the Company’s Consolidated Statements of Income, were $37.4 million, $40.3 million, and $50.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2023, 2022, and 2021.

The Company’s leases have remaining terms from less than 1 year to 9 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Company the right to extend the lease by up to 10 years. However, a substantial majority of these options are not reflected in the calculation of the ROU asset and operating lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease terms and discount rates for operating lease liabilities:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	5.6	6.4
Weighted-average discount rate	6.8%	6.1%

The following table represents maturities of operating lease liabilities as of December 31, 2023 (in millions):

December 31, 2023
Due within 1 year	$42.6
Due after 1 year through 2 years	37.1
Due after 2 years through 3 years	30.0
Due after 3 years through 4 years	22.9
Due after 4 years through 5 years	18.6
Due after 5 years	38.0
Total lease payments	189.2
Less imputed interest	(26.9)
Total operating lease liabilities	$162.3

13. Stockholders’ Equity

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While the United States dollar is the functional currency for substantially all of the Company’s businesses, the assets and liabilities of foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in these foreign currencies compared to the United States dollar. These gains and losses are accumulated in other comprehensive income/(loss). When a foreign subsidiary is substantially liquidated or sold, the cumulative translation gain or loss is removed from AOCL and recognized as a component of the gain or loss on the liquidation or sale. During the year ended December 31, 2022, the Company reclassified $17.8 million of currency translation gains previously included within AOCL as a component of Gain on divestiture of business in the Consolidated Statements of Income. See Note 4 for further discussion.

On July 22, 2021, the Company’s Board of Directors approved a plan to terminate and settle the Company’s frozen defined benefit pension plan. As discussed in Note 11, in the fourth quarter of 2021, the Company settled its defined benefit pension plan and incurred approximately $109.8 million of charges associated with this settlement. The pre-tax balance in AOCL was reclassified as a component of Total other income/(expense), net, with the related income tax effects recorded in Provision for income taxes in the Consolidated Statements of Income.

The following table details reclassifications out of AOCL and into Net income. All amounts reclassified from AOCL affect the line items as indicated below, and the amounts in parentheses indicate decreases to Net income in the Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
	Income Statement	Year Ended December 31,
Income for the period (in millions)	Location	2023	2022	2021
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$(6.6)	$(8.9)	$3.7
Income tax benefit/(expense)	Provision for income taxes	1.0	1.7	(0.8)
Total reclassification adjustments related to investment securities, net of tax		(5.6)	(7.2)	2.9
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	23.9	47.7	(7.6)
Interest rate contracts	Interest expense	0.1	—	(0.6)
Interest rate contracts	Other expense, net	—	—	0.7
Income tax expense	Provision for income taxes	(0.2)	(0.4)	—
Total reclassification adjustments related to cash flow hedges, net of tax		23.8	47.3	(7.5)
Foreign currency translation adjustments:
Foreign currency translation	Gain on divestiture of business	—	17.8	—
Total reclassification adjustments related to foreign currency translation adjustments, net of tax		—	17.8	—
Effects of 2021 settlement and amortization of components of defined benefit plans:
Settlement charges	Pension settlement charges	—	—	(109.8)
Actuarial loss	Other expense, net	—	—	(9.9)
Income tax benefit	Provision for income taxes	—	—	25.7
Total reclassification adjustments related to defined benefit plans, net of tax		—	—	(94.0)
Total reclassifications, net of tax		$18.2	$57.9	$(98.6)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the components of AOCL, net of tax in the accompanying Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)
Unrealized gains/(losses)	37.3	(12.1)	—	25.2
Tax benefit/(expense)	(6.5)	0.1	—	(6.4)
Amounts reclassified from AOCL into earnings, net of tax	5.6	(23.8)	—	(18.2)
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2021	$30.4	$18.7	$(101.2)	$(52.1)
Unrealized gains/(losses)	(130.8)	49.5	—	(81.3)
Tax benefit/(expense)	23.8	(0.4)	—	23.4
Amounts reclassified from AOCL into earnings, net of tax	7.2	(47.3)	(17.8)	(57.9)
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)

	Investment	Hedging	Foreign Currency	Defined Benefit
	Securities	Activities	Translation	Pension Plan	Total
As of December 31, 2020	$58.3	$(30.5)	$(101.2)	$(86.1)	$(159.5)
Unrealized gains/(losses)	(31.0)	42.9	—	(8.7)	3.2
Tax benefit/(expense)	6.0	(1.2)	—	0.8	5.6
Amounts reclassified from AOCL into earnings, net of tax	(2.9)	7.5	—	94.0	98.6
As of December 31, 2021	$30.4	$18.7	$(101.2)	$—	$(52.1)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2023, 2022, and 2021 were $346.1 million, $361.6 million, and $380.5 million, respectively. The Company’s Board of Directors declared quarterly cash dividends of $0.235 per common share for each quarter during the years ended December 31, 2023, 2022, and 2021.

On February 6, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 29, 2024.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Repurchases

On February 10, 2022, the Company’s Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. During the years ended December 31, 2023, 2022, and 2021, 24.3 million, 22.3 million, and 19.5 million shares, respectively, were repurchased for $300.0 million, $351.8 million, and $400.0 million, respectively, excluding commissions, at an average cost of $12.35, $15.81, and $20.56, respectively, under the share repurchase authorizations approved by the Company’s Board of Directors, including one which expired on December 31, 2021. As of December 31, 2023, $348.2 million remained available under the current share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

14. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, including the euro, and, to a lesser degree, the British pound, the Canadian dollar, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to minimize its exposures related to changes in foreign currency exchange rates and interest rates.

The Company executes derivatives with established financial institutions; the substantial majority of these financial institutions have a credit rating of “A-” or higher from a major credit rating agency. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review of the credit risk of these counterparties at the inception of the contract and on an ongoing basis, while also monitoring the concentration of its contracts with any individual counterparty. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements but would take action if doubt arose about the counterparties’ ability to perform. These actions could include the possible termination of the related contracts. The Company’s hedged foreign currency exposures are in liquid currencies; consequently, there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2023, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2023 and 2022 were as follows (in millions):

December 31, 2023
Contracts designated as hedges:
Euro	$227.0
Canadian dollar	97.9
British pound	56.9
Australian dollar	46.5
Swiss franc	37.4
Other(a)	40.3
Contracts not designated as hedges:
Euro	$597.9
British pound	174.9
Mexican peso	168.1
Australian dollar	79.9
Canadian dollar	77.2
Indian rupee	55.3
Philippine peso	38.0
Brazilian real	31.4
Chinese yuan	30.0
Japanese yen	29.2
Singapore dollar	27.5
Other(a)	146.2

December 31, 2022
Contracts designated as hedges:
Euro	$321.6
Canadian dollar	117.3
Australian dollar	53.2
Swiss franc	40.4
British pound	40.4
Swedish krona	25.8
Other(a)	22.1
Contracts not designated as hedges:
Euro	$603.2
Mexican peso	132.9
British pound	115.1
Indian rupee	52.6
Australian dollar	48.7
Canadian dollar	32.2
Japanese yen	30.5
Chinese yuan	30.1
Swiss franc	28.3
Swedish krona	26.7
Philippine peso	26.2
Other(a)	137.0

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Solutions Operations

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, and the final closing for this transaction occurred on July 1, 2023. See Note 4 for further information regarding this transaction. Prior to the final closing, the Company wrote derivatives, primarily foreign currency forward contracts and option contracts, mostly with small and medium size enterprises and derived a currency spread from this activity as part of its Business Solutions operations. The Company aggregated its Business Solutions foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedged the resulting net currency risks by entering into offsetting contracts with Convera through the final closing of the Business Solutions divestiture. The derivatives written were part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily included spot exchanges of currency, in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions were $27.8 million, $177.4 million, and $366.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, and were included in Revenues in the Company’s Consolidated Statements of Income. None of the derivative contracts used in Business Solutions operations were designated as accounting hedges.

The aggregate equivalent United States dollar notional amount of derivative customer contracts held by the Company in its Business Solutions operations was approximately $3.0 billion as of December 31, 2022.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2023	2022	Location	2023	2022
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$8.5	$35.2	Other liabilities	$13.2	$4.7
Total derivatives designated as hedges		$8.5	$35.2		$13.2	$4.7
Derivatives not designated as hedges:
Business Solutions operations - foreign currency	Assets held for sale	$—	$88.6	Liabilities associated with assets held for sale	$—	$89.5
Foreign currency	Other assets	2.3	2.3	Other liabilities	4.2	4.7
Total derivatives not designated as hedges		$2.3	$90.9		$4.2	$94.2
Total derivatives		$10.8	$126.1		$17.4	$98.9

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

The following tables summarize the gross and net fair value of derivative assets and liabilities as of December 31, 2023 and 2022 (in millions):

Offsetting of Derivative Assets

	Gross	Gross	Net Amounts	Derivatives
	Amounts of	Amounts Offset	Presented	Not Offset
	Recognized	in the Consolidated	in the Consolidated	in the Consolidated	Net
December 31, 2023	Assets	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$7.4	$—	$7.4	$(7.3)	$0.1
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	3.4
Total	$10.8

December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$55.8	$—	$55.8	$(26.3)	$29.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	70.3
Total	$126.1

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting of Derivative Liabilities

	Gross	Gross	Net Amounts	Derivatives
	Amounts of	Amounts Offset	Presented	Not Offset
	Recognized	in the Consolidated	in the Consolidated	in the Consolidated	Net
December 31, 2023	Liabilities	Balance Sheets	Balance Sheets	Balance Sheets	Amounts
Derivatives subject to a master netting arrangement or similar agreement	$14.1	$—	$14.1	$(7.3)	$6.8
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	3.3
Total	$17.4

December 31, 2022
Derivatives subject to a master netting arrangement or similar agreement	$77.8	$—	$77.8	$(26.3)	$51.5
Derivatives that are not or may not be subject to master netting arrangement or similar agreement	21.1
Total	$98.9

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Foreign currency derivatives(a)	$(12.1)	$49.5	$39.5
Interest rate derivatives	—	—	3.4

(a)
For the years ended December 31, 2023, 2022, and 2021, gains/(losses) of $2.5 million, ($1.8) million, and ($2.4) million, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023		2022		2021
							Other
		Interest		Interest		Interest	Expense,
	Revenues	Expense	Revenues	Expense	Revenues	Expense	net
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,357.0	$(105.3)	$4,475.5	$(101.0)	$5,070.8	$(105.5)	$(21.7)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	23.9	—	47.7	—	(7.6)	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	6.6	—	5.6	—	6.1	—	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	0.1	—	—	—	(0.6)	0.7

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains from undesignated hedges in the Consolidated Statements of Income on derivatives for the years ended December 31, 2023, 2022, and 2021 (in millions):

		Year Ended December 31,
Derivatives(a)	Location	2023	2022	2021
Foreign currency derivatives(b)	Selling, general, and administrative	$18.0	$66.5	$52.0

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations, as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above, and included in Selling, general, and administrative in the Consolidated Statements of Income, were $2.6 million, $62.2 million, and $56.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Based on December 31, 2023 foreign exchange rates, an accumulated other comprehensive pre-tax loss of $6.6 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Commercial paper	$364.9	$180.0
Notes:
4.250% notes due 2023(a)	—	300.0
2.850% notes due 2025(b)	500.0	500.0
1.350% notes due 2026(b)	600.0	600.0
2.750% notes due 2031(b)	300.0	300.0
6.200% notes due 2036(b)	500.0	500.0
6.200% notes due 2040(b)	250.0	250.0
Total borrowings at par value	2,514.9	2,630.0
Debt issuance costs and unamortized discount, net	(10.3)	(13.2)
Total borrowings at carrying value(c)	$2,504.6	$2,616.8

(a)
Commercial paper and cash, including cash generated from operations, were used to repay $300.0 million of the aggregate principal amount of 4.250% unsecured notes due in June 2023.
(b)
The difference between the stated interest rate and the effective interest rate is not significant.
(c)
As of December 31, 2023, the Company’s weighted-average effective rate on total borrowings was approximately 4.0%.

The following summarizes the Company’s maturities of notes at par value as of December 31, 2023 (in millions):

Due within 1 year	$—
Due after 1 year through 2 years	500.0
Due after 2 years through 3 years	600.0
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,150.0

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.25 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility as defined below. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of December 31, 2023 had a weighted-average annual interest rate of approximately 5.6% and a weighted-average term of approximately 3 days. As of December 31, 2023 and 2022, the Company had $364.9 million and $180.0 million in commercial paper borrowings outstanding, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

On December 18, 2018, the Company entered into a credit agreement providing for unsecured financing facilities in an aggregate amount of $1.5 billion, including a $250.0 million letter of credit sub-facility, with a final maturity date of January 8, 2025. On October 31, 2022, the Company amended the facility to transition away from the London Interbank Offered Rate and to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average. On November 30, 2023, the Company amended the facility by entering into a second amended and restated credit agreement (the “New Credit Agreement”) providing for unsecured financing facilities in an aggregate amount of $1.25 billion, including a $250.0 million letter of credit sub-facility and $300.0 million swing line sublimit, with a final maturity date of November 30, 2028, subject to extension in certain circumstances (“Revolving Credit Facility”). The Company is required to maintain compliance with a consolidated adjusted Earnings before Interest, Taxes, Depreciation and Amortization interest coverage ratio covenant of greater than 3:1 for each period of four consecutive fiscal quarters. The Revolving Credit Facility supports borrowings under the Company’s commercial paper program.

Interest due under the New Credit Agreement is payable according to the terms of that borrowing. Generally, interest under the New Credit Agreement is calculated using either (i) an adjusted term SOFR, or other applicable benchmark based on the currency of the borrowing, plus an interest rate margin determined on a sliding scale from 0.920% to 1.425% based on the Company’s credit rating (currently 1.140%) or (ii) a base rate plus a margin determined on a sliding scale from 0.000% to 0.425%) based on the Company’s credit rating (currently 0.140%). A facility fee on the total amount of the facility is also payable quarterly, regardless of usage, and such facility fee is determined on a sliding scale from 0.080% to 0.200% based on the Company’s credit rating (currently 0.110%).

As of December 31, 2023 and 2022, the Company had no outstanding borrowings under its revolving credit facility.

Term Loan Facility

On December 18, 2018, the Company entered into an amended and restated term loan facility providing for up to $950.0 million in borrowings and extending the final maturity of the facility to January 2024 (the “Term Loan Facility”). In October 2016, the Company borrowed $575.0 million under the prior term loan facility. In December 2018, the Company borrowed the remaining amount available under the Term Loan Facility. In the first quarter of 2021, proceeds from the 2026 Notes (as defined below) and the 2031 Notes (as defined below), and cash, including cash generated from operations, were used to repay $650.0 million of the Term Loan Facility. On January 4, 2022, the Company repaid all remaining borrowings owed under the Term Loan Facility for total consideration of $300.0 million, using proceeds from commercial paper and cash, including cash generated from operations. The Company is no longer able to borrow money under this facility.

Notes

On March 9, 2021, the Company issued $600.0 million of aggregate principal amount of 1.350% unsecured notes due March 15, 2026 (“2026 Notes”) and $300.0 million of aggregate principal amount of 2.750% unsecured notes due March 15, 2031 (“2031 Notes”). Interest with respect to these notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Company may redeem the 2026 Notes and the 2031 Notes, in whole or in part, at any time prior to February 15, 2026 and December 15, 2030, respectively, at the greater of par or a price based on the applicable treasury rate plus 15 and 25 basis points, respectively. The Company may redeem the 2026 Notes and the 2031 Notes at any time after February 15, 2026 and December 15, 2030, respectively, at a price equal to par, plus accrued interest.

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

On June 11, 2018, the Company issued $300.0 million of aggregate principal amount of unsecured notes due June 9, 2023 (“2023 Notes”). The 2023 Notes matured and were repaid in June 2023 using commercial paper and cash, including cash generated from operations.

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

Certain of the Company’s notes (including the 2025 Notes, 2026 Notes, 2031 Notes, and 2040 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving the Company and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies. In addition, the interest rates payable on the Company’s notes due in 2025, 2026, and 2031 can be impacted by the Company’s credit ratings.

16. Stock-Based Compensation Plans

The Western Union Company 2015 Long-Term Incentive Plan

The Western Union Company 2015 Long-Term Incentive Plan (“2015 LTIP”), approved on May 15, 2015, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equity-based awards to employees and non-employee directors of the Company. Shares available for grant under the 2015 LTIP were 10.5 million as of December 31, 2023.

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

Restricted stock units granted to employees typically vest on a graded basis over three or four years in equal, annual increments, beginning one year after the grant date, or three years after grant date on a cliff basis. Restricted stock units granted to executive officers, retirement eligible employees, and employees terminated involuntarily and without cause after the one-year anniversary of the grant date generally vest on a prorated basis upon termination. The fair value of restricted stock units is measured based on the Company’s stock price on the grant date. Restricted stock units accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. Compensation expense related to restricted stock units is recognized over the requisite service period, which is the same as the vesting period.

In 2023 and 2022, the Compensation and Benefits Committee of the Company’s Board of Directors (“the CBC”) granted the Company’s executive officers and certain other key employees, excluding the CEO, long-term incentive awards under the 2015 LTIP, which consisted of 60% Financial Performance Share Units (“PSUs”) with a TSR modifier (as defined below) and 40% restricted stock unit awards. In 2023, the CEO received long-term incentive awards under the 2015 LTIP consisting of 60% Financial PSUs with a TSR modifier, 20% stock option awards, and 20% restricted stock unit awards. The CBC granted other executive management of the Company awards under the 2015 LTIP, which consisted of 50% Financial PSUs with a TSR modifier and 50% restricted stock unit awards. Additionally, the CBC granted certain other non-executive employees of the Company participating in the 2015 LTIP annual equity grants consisting of restricted stock unit awards in 2023 and 2022.

The performance-based restricted stock units granted to the Company’s executives in 2023 and 2022 are restricted stock units that include a financial performance condition and a market condition (“Financial PSUs with a TSR modifier”). The financial metric requires the Company to meet certain financial objectives over three individual, annual performance periods. The market condition consists of a modifier tied to the Company’s total shareholder return in relation to the S&P 500 Index as calculated over a three-year performance period.

The PSUs discussed above will vest 100% on the third anniversary of the grant date, contingent upon threshold financial and market performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for awards in 2023 and 2022 range from 0% up to 200% of the target number of stock units granted, contingent upon actual financial and total shareholder return performance results. The grant date fair value of all performance based restricted stock units is fixed, and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the Financial PSUs with a TSR modifier is determined using the Monte-Carlo simulation model. Certain awards granted to executive officers, retirement eligible employees, and employees terminated involuntarily and without cause after the one-year anniversary of the grant date vest on a prorated basis upon termination. Compensation expense related to PSUs is recognized over the requisite service period, which is the same as the vesting period.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2023 was as follows (options and aggregate intrinsic value in millions):

		Weighted- Average Exercise	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Outstanding as of January 1	6.4	$18.68
Granted	1.0	$13.27
Exercised	—	$—
Cancelled/forfeited	(0.3)	$13.94
Outstanding as of December 31	7.1	$18.09	6.3	$—
Options exercisable as of December 31	4.8	$19.10	5.2	$—

The Company received $0.2 million, $9.5 million, and $11.6 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2023, 2022, and 2021, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

The total tax benefits from the exercise of options were immaterial for the year ended December 31, 2023 and were $0.2 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

The total intrinsic value of stock options exercised was immaterial for the year ended December 31, 2023 and was $0.8 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2023 was as follows (units in millions):

		Weighted-Average
	Units	Grant-Date Fair Value
Non-vested as of January 1	6.4	$21.01
Granted	4.6	$13.00
Vested	(1.9)	$20.72
Forfeited	(1.8)	$19.48
Non-vested as of December 31	7.3	$16.39

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Expense

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units for the years ended December 31, 2023, 2022, and 2021 (in millions, except per share data):

	2023	2022	2021
Stock-based compensation expense	$(35.9)	$(45.5)	$(44.3)
Income tax benefit from stock-based compensation expense	6.1	8.1	7.5
Net income impact	$(29.8)	$(37.4)	$(36.8)
Earnings per share impact:
Basic and diluted	$(0.08)	$(0.10)	$(0.09)

Compensation cost is recognized only for those options, awards, and units expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the consolidated financial statements of the period in which the change is made.

As of December 31, 2023, there was $2.8 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.4 years, and there was $47.1 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Stock options granted:
Weighted-average risk-free interest rate	4.0%	1.9%	1.3%
Weighted-average dividend yield	6.0%	4.3%	4.2%
Volatility	27.8%	29.9%	29.1%
Expected term (in years)	7.23	7.28	7.03
Weighted-average grant date fair value	$2.09	$3.47	$3.26

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

Expected volatility - For the Company’s CEO and non-employee directors, the Company used a blend of implied and historical volatility, which was calculated using the market price of traded options on Western Union’s common stock and the historical volatility of Western Union stock data. There were no options granted to non-executive employees in 2023, 2022, or 2021.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected term - For 2023, 2022, and 2021, the expected term for the CEO and non-employee director grants was approximately seven years and eight years, respectively. The Company’s expected term for options was based upon, among other things, historical exercises, the vesting term of the Company’s options, and the options’ contractual term of 10 years.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s consolidated financial statements over the requisite service period of the entire award.

17. Segments

As further described in Note 1, the Company has classified its business into the following segments: Consumer Money Transfer, Business Solutions, and Consumer Services. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance.

The Consumer Money Transfer operating segment facilitates money transfers between two consumers. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. The Company includes Branded Digital transactions in its regions. By means of common processes and systems, these regions, including Branded Digital, create one interconnected global network for consumer transactions, thereby constituting one Consumer Money Transfer business and one operating segment.

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

The Consumer Services segment primarily includes the Company’s bill payment services which facilitate payments for consumers, businesses, and other organizations, as well as the Company’s money order services, retail foreign exchange services, prepaid cards, lending partnerships, and digital wallets.

The Company’s segments are reviewed separately below because each segment addresses a different combination of customer groups, distribution networks, and services offered. The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s segment results for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenues:
Consumer Money Transfer	$4,005.0	$3,993.5	$4,394.0
Business Solutions(a)	29.7	196.9	421.8
Consumer Services	322.3	285.1	255.0
Total consolidated revenues	$4,357.0	$4,475.5	$5,070.8
Operating income:
Consumer Money Transfer	$750.8	$765.1	$977.6
Business Solutions(a)	3.7	58.5	95.5
Consumer Services	92.5	100.8	50.0
Total segment operating income	847.0	924.4	1,123.1
Russia/Belarus exit costs(b)	—	(10.0)	—
Business Solutions exit costs(b)	—	(7.7)	—
Operating expense redeployment program costs(c)	(29.5)	(21.8)	—
Total consolidated operating income	$817.5	$884.9	$1,123.1

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to the Buyer. The sale was completed in three closings, the first of which occurred on March 1, 2022. The second occurred on December 31, 2022, and the final occurred on July 1, 2023. See Note 4 for further information regarding this transaction.
(b)
Represents the exit costs incurred in connection with the Company’s suspension of its operations in Russia and Belarus and the divestiture of the Business Solutions business, primarily related to severance and non-cash impairments of property and equipment, an operating lease right-of-use asset, and other intangible assets. While certain of the expenses are identifiable to the Company’s segments, the expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company’s segment operating income results.
(c)
Represents severance, expenses associated with streamlining the Company’s organizational and legal structure, and other expenses associated with the Company’s program to redeploy expenses in its cost base through optimizations in vendor management, real estate, marketing, and people strategy, as previously announced in October 2022. In 2023 and 2022, expenses incurred under the program also included non-cash impairments of operating lease right-of-use assets and property and equipment. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company’s segment operating income results.

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization:
Consumer Money Transfer	$173.7	$176.6	$181.6
Business Solutions	—	—	16.1
Consumer Services	9.9	7.2	10.5
Total consolidated depreciation and amortization	$183.6	$183.8	$208.2

Capital expenditures:
Consumer Money Transfer	$136.6	$198.8	$192.3
Business Solutions	—	0.2	5.2
Consumer Services	11.2	9.2	17.1
Total consolidated capital expenditures	$147.8	$208.2	$214.6

The geographic split of revenue below for the Consumer Money Transfer, Business Solutions, and Consumer Services segments is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of property and equipment, net, are presented based upon the location of the assets.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, each individual agent or Business Solutions customer accounted for less than 10% of consolidated revenue during these periods.

Information concerning principal geographic areas for Revenue was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$1,507.9	$1,575.1	$1,702.0
International	2,849.1	2,900.4	3,368.8
Total	$4,357.0	$4,475.5	$5,070.8

Information concerning principal geographic areas for long-lived assets was as follows (in millions):

	December 31,
	2023	2022
United States	$54.6	$69.7
International	36.8	40.6
Total(a)	$91.4	$110.3

(a)
As of December 31, 2022, long-lived assets in International include Assets held for sale of $0.7 million. These assets related to the Company’s Business Solutions business, as further discussed in Note 4.

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2023 and 2022 and Condensed Statements of Income and Comprehensive Income and Condensed Statements of Cash Flows for each of the three years in the period ended December 31, 2023.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$2.1	$1.6
Property and equipment, net of accumulated depreciation of $68.6 and $59.5, respectively	19.7	29.6
Other assets	92.0	191.1
Investment in subsidiaries	4,547.0	4,806.4
Total assets	$4,660.8	$5,028.7

Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$47.6	$45.7
Income taxes payable	301.9	417.8
Payable to subsidiaries, net	1,239.3	1,283.4
Borrowings	2,504.6	2,616.8
Other liabilities	88.4	187.2
Total liabilities	4,181.8	4,550.9
Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 350.5 shares and 373.5 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3.5	3.7
Capital surplus	1,031.9	995.9
Accumulated deficit	(389.1)	(353.9)
Accumulated other comprehensive loss	(167.3)	(167.9)
Total stockholders' equity	479.0	477.8
Total liabilities and stockholders' equity	$4,660.8	$5,028.7

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2023	2022	2021
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Gain on sale of noncontrolling interest in a private company (Note 4)	—	—	47.9
Interest income	1.2	8.3	—
Interest expense	(121.5)	(105.7)	(115.9)
Other income/(expense), net	—	3.1	(14.7)
Loss before equity earnings of affiliates and income taxes	(120.3)	(94.3)	(82.7)
Equity in earnings of affiliates, net of tax	720.6	981.1	869.1
Income tax benefit	25.7	23.8	19.4
Net income	626.0	910.6	805.8
Other comprehensive income, net of tax	0.3	—	2.5
Other comprehensive income/(loss) of affiliates, net of tax	0.3	(115.8)	104.9
Comprehensive income	$626.6	$794.8	$913.2

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$514.7	$(108.3)	$510.4
Cash flows from investing activities
Purchases of property and equipment	(1.7)	(1.7)	(0.5)
Proceeds from the sale of noncontrolling interest in a private company (Note 4)	—	—	50.9
Purchases of non-settlement investments	—	(400.0)	—
Proceeds from the sale of non-settlement investments	100.0	300.0	—
Proceeds from divestiture, net of cash divested (Note 4)	—	887.2	—
Distributions received from/(capital contributed to) subsidiaries, net	(6.0)	424.6	6.5
Other investing activities	(2.5)	1.7	0.5
Net cash provided by investing activities	89.8	1,211.8	57.4
Cash flows from financing activities
Advances from subsidiaries, net	170.3	15.6	289.5
Net proceeds from/(repayments of) commercial paper	184.9	(95.0)	195.0
Net proceeds from issuance of borrowings	—	—	891.7
Principal payments on borrowings	(300.0)	(300.0)	(1,150.0)
Proceeds from exercise of options	0.2	9.5	11.6
Cash dividends and dividend equivalents paid	(349.0)	(364.2)	(381.6)
Common stock repurchased	(308.4)	(369.9)	(409.9)
Make-whole premium on early extinguishment of debt	—	—	(14.3)
Other financing activities	(2.0)	—	0.2
Net cash used in financing activities	(604.0)	(1,104.0)	(567.8)
Net change in cash and cash equivalents	0.5	(0.5)	—
Cash and cash equivalents at beginning of year	1.6	2.1	2.1
Cash and cash equivalents at end of year	$2.1	$1.6	$2.1
Supplemental cash flow information:
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$210.9	$325.0	$556.1
Cash paid for lease liabilities	$14.2	$15.3	$14.6
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	$16.5	$—	$0.9

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $440 million as of December 31, 2023 constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent’s subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

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

	Amount		Interest Rate
Date Issued	(in millions)	Due Date	(per annum)
July 1, 2022 (a)	$170.4	March 31, 2025	2.21%
September 1, 2022 (a)	$70.3	May 31, 2025	2.88%
June 29, 2023 (b)	$84.5	May 31, 2024	5.00%
September 1, 2023 (a)	$93.7	May 31, 2026	5.07%
October 1, 2023 (a)	$290.1	June 30, 2026	5.12%
December 1, 2023 (a)	$245.2	August 31, 2026	5.30%

(a)
This note refinanced a note originally issued on a prior date.
(b)
Note is payable to the Parent’s 100% owned indirect subsidiary, Western Union International Bank.

The Parent files its United States federal consolidated income tax return and also a number of consolidated state income tax returns on its and certain of its affiliates’ behalf. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent’s provision for income taxes has been computed as if it were a separate tax-paying entity. Accordingly, the Parent has recorded income taxes payable on behalf of certain of its subsidiaries, and these income taxes payable are significant due to the enactment of the Tax Act into United States law.

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

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

4. Divestitures and Investment Activities

Divestitures

On August 4, 2021, the Parent entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, “the Buyer”) for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022 and excluded the operations in the European Union and the United Kingdom. The second closing occurred on December 31, 2022 and included the United Kingdom operations. The final closing occurred on July 1, 2023 and included the European Union operations. As of December 31, 2022, the Parent classified the proceeds allocated to the European Union operations of approximately $104 million within Other liabilities in the Parent’s Condensed Balance Sheets. The gain on the sale from each closing was recognized by the Parent’s subsidiaries, and portions of the proceeds payable to the Parent’s subsidiaries were settled by means of non-cash distributions by those subsidiaries.

Investment Activities

In April 2021, the Parent sold a substantial majority of the noncontrolling interest it held in a private company for cash proceeds of $50.9 million. The Parent recorded a gain of $47.9 million within Loss before equity earnings of affiliates and income taxes during the year ended December 31, 2021. The Parent retains an immaterial equity interest in this private company.

5. Commitments, Contingencies, and Guarantees

The Parent had approximately $140 million in outstanding letters of credit and bank guarantees as of December 31, 2023 primarily held in connection with regulatory requirements, certain agent agreements, and the Parent’s guarantees of its subsidiaries’ performance under these letters of credit and bank guarantees. In 2022, the Parent provided a $200 million guarantee to an underwriter of a surety bond, payable in the event the Parent’s subsidiary defaults on its obligation. In December 2023, the surety bond was amended, which increased the guarantee to $209 million.

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

The Parent’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2023 and 2022, the total ROU assets were $54.5 million and $44.1 million, respectively, and lease liabilities were $86.1 million and $80.4 million, respectively. The ROU assets and operating lease liabilities were included in Other assets and Other liabilities, respectively, in the Parent’s Condensed Balance Sheets. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Parent’s Condensed Statements of Cash Flows. Short-term and variable lease costs were not material for the years ended December 31, 2023, 2022, and 2021.

The Parent’s leases have remaining terms from less than 2 years to nearly 8 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Parent the right to extend the lease by up to 10 years. However, these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	6.6	7.9
Weighted-average discount rate	5.6%	5.5%

The following table represents maturities of operating lease liabilities as of December 31, 2023 (in millions):

December 31, 2023
Due within 1 year	$17.2
Due after 1 year through 2 years	16.9
Due after 2 years through 3 years	14.4
Due after 3 years through 4 years	14.3
Due after 4 years through 5 years	13.2
Due after 5 years	27.6
Total lease payments	103.6
Less imputed interest	(17.5)
Total operating lease liabilities	$86.1

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, which is the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10‑K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2024 annual meeting of stockholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2024 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10‑K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” and “Certain Transactions and Other Matters” of our definitive proxy statement for the 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2024 annual meeting of stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

3.1

Amended and Restated Certificate of Incorporation of The Western Union Company, as amended on May 12, 2023 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023 and incorporated herein by reference thereto).

3.2

Amended and Restated By-laws of The Western Union Company adopted on December 12, 2023 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed on December 12, 2023 and incorporated herein by reference thereto).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.**

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

4.5	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S‑4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.6	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on June 21, 2010 and incorporated herein by reference thereto).

4.7	Form of 2.850% Note due 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on November 25, 2019 and incorporated herein by reference thereto).

4.8	Form of 1.350% Note due 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on March 10, 2021 and incorporated herein by reference thereto).

4.9	Form of 2.750% Note due 2031 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed on March 10, 2021 and incorporated herein by reference thereto).

10.1

Second Amended and Restated Credit Agreement, dated as of November 30, 2023, among The Western Union Company, the banks named therein, as lenders, Citibank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association, in their respective capacities as Issuing Lenders and in their respective capacities as Swing Line Banks, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as Documentation Agents, and Citibank, N.A., as Administrative Agent for the banks thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2023 and incorporated herein by reference thereto).

10.2

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (file no. 001‑32903) filed on August 28, 2006 and incorporated herein by reference thereto).*

10.3

The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated on July 19, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on July 26, 2023 and incorporated herein by reference thereto).*

10.4

The Western Union Company 2006 Long-Term Incentive Plan, as Amended and Restated on January 31, 2014 (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.5

The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective January 31, 2014 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.6

The Western Union Company Non-Employee Director Deferred Compensation Plan, as Amended and Restated Effective December 31, 2008 (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10‑K filed on February 19, 2009 and incorporated herein by reference thereto).*

10.7

The Western Union Company Senior Executive Performance Incentive Plan, Established February 20, 2019 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.8

Form of Unrestricted Stock Unit Award Agreement Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan, as Amended and Restated Effective February 17, 2009 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10‑K filed on February 26, 2010 and incorporated herein by reference thereto).*

10.9

Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.10

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.11

Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.12

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 24, 2014 and incorporated herein by reference thereto).*

10.13

Form of Award Agreement Under The Western Union Company Senior Executive Performance Incentive Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.14

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.15

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (U.S.) Under The Western Union Company 2006 Long-Term Incentive Plan For Awards Granted in 2014 and Thereafter (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2014 and incorporated herein by reference thereto).*

10.16

The Western Union Company 2015 Long-Term Incentive Plan, as Amended and Restated on February 21, 2018 (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 22, 2018 and incorporated herein by reference thereto).*

10.17

Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.18

Form of Nonqualified Stock Option Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.19

The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2022 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference thereto).*

10.20

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10‑Q filed on May 3, 2016 and incorporated herein by reference thereto).*

10.21

Form of Nonqualified Stock Option Award Agreement for Section 16 Officers (Non - U.S.) Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10‑Q filed on May 2, 2017 and incorporated herein by reference thereto).*

10.22

Deferred Prosecution Agreement dated January 19, 2017 by and between The Western Union Company, the United States Department of Justice, and the United States Attorney’s Offices for the Eastern and Middle Districts of Pennsylvania, the Central District of California, and the Southern District of Florida (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.23

Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.24

Consent to the Assessment of Civil Money Penalty dated January 19, 2017 by and between Western Union Financial Services, Inc. and the Financial Crimes Enforcement Network of the United States Department of Treasury (filed as Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.25

Form of Nonqualified Stock Option Grant Award Agreement for Non-U.S. Section 16 Officer under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.26

Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.68 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.27

Form of Total Shareholder Return Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.71 to the Company’s Annual Report on Form 10‑K filed on February 21, 2019 and incorporated herein by reference thereto).*

10.28

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.29

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.30

Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.31

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.32

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).*

10.33

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).*

10.34

Nonqualified Stock Option Grant Agreement for Devin B. McGranahan under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference thereto).*

10.35

Offer Letter dated May 7, 2022, between Benjamin Adams and Western Union, LLC (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on February 23, 2023, and incorporated herein by reference thereto).*

10.36	Letter Agreement dated May 11, 2023, between Giovanni Angelini and the Company.*,**

10.37	Release and Waiver Agreement dated January 3, 2024, between Western Union Financial Services, Inc. Dubai Liaison Office and Jean Claude Farah.*,**

10.38	The Western Union Company Dodd-Frank Clawback and Forfeiture Policy dated October 2, 2023.**

10.39	Form of Nonqualified Stock Option Award Agreement (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan.*,**

10.40	Form of Nonqualified Stock Option Award Agreement (Non-U.S.) under The Western Union Company 2015 Long-Term Incentive Plan.*,**

21	Subsidiaries of The Western Union Company**

23	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934**

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934**

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code***

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The Western Union Company (Registrant)

February 22, 2024	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devin B. McGranahan	President, Chief Executive Officer, and Director (Principal	February 22, 2024
Devin B. McGranahan	Executive Officer)

/s/ Matt Cagwin	Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Matt Cagwin

/s/ Mark Hinsey	Chief Accounting Officer and Controller	February 22, 2024
Mark Hinsey	(Principal Accounting Officer)

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 22, 2024
Jeffrey A. Joerres

/s/ Julie Cameron-Doe	Director	February 22, 2024
Julie Cameron-Doe

/s/ Martin I. Cole	Director	February 22, 2024
Martin I. Cole

/s/ Suzette M. Deering	Director	February 22, 2024
Suzette M. Deering

/s/ Betsy D. Holden	Director	February 22, 2024
Betsy D. Holden

/s/ Michael A. Miles, Jr.	Director	February 22, 2024
Michael A. Miles, Jr.

/s/ Timothy P. Murphy	Director	February 22, 2024
Timothy P. Murphy

/s/ Jan Siegmund	Director	February 22, 2024
Jan Siegmund

/s/ Angela A. Sun	Director	February 22, 2024
Angela A. Sun

/s/ Solomon D. Trujillo	Director	February 22, 2024
Solomon D. Trujillo