Form 10-Q
period 2024-03-31
Western Union CO
filed 2024-04-24
CIK 1365135

b

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of April 19, 2024, 338,335,142 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$1,049.1	$1,036.9
Expenses:
Cost of services	641.3	629.5
Selling, general, and administrative	215.7	202.7
Total expenses	857.0	832.2
Operating income	192.1	204.7
Other income/(expense):
Interest income	3.1	3.2
Interest expense	(26.1)	(25.0)
Other income/(expense), net	0.9	(1.9)
Total other expense, net	(22.1)	(23.7)
Income before income taxes	170.0	181.0
Provision for income taxes	27.3	29.2
Net income	$142.7	$151.8
Earnings per share:
Basic	$0.41	$0.41
Diluted	$0.41	$0.40
Weighted-average shares outstanding:
Basic	344.4	374.4
Diluted	345.7	375.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2024	2023
Net income	$142.7	$151.8
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized gains/(losses) on investment securities	(4.6)	20.0
Unrealized gains/(losses) on hedging activities	10.8	(10.3)
Total other comprehensive income	6.2	9.7
Comprehensive income	$148.9	$161.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,106.5	$1,268.6
Settlement assets	3,635.6	3,687.0
Property and equipment, net of accumulated depreciation of $446.1 and $438.8, respectively	88.6	91.4
Goodwill	2,049.5	2,034.6
Other intangible assets, net of accumulated amortization of $685.6 and $685.9, respectively	369.0	380.2
Other assets	804.0	737.0
Total assets	$8,053.2	$8,198.8
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$392.7	$453.0
Settlement obligations	3,635.6	3,687.0
Income taxes payable	668.9	659.5
Deferred tax liability, net	149.4	147.6
Borrowings	2,540.3	2,504.6
Other liabilities	268.4	268.1
Total liabilities	7,655.3	7,719.8

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 339.6 shares and 350.5 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3.4	3.5
Capital surplus	1,040.6	1,031.9
Accumulated deficit	(485.0)	(389.1)
Accumulated other comprehensive loss	(161.1)	(167.3)
Total stockholders' equity	397.9	479.0
Total liabilities and stockholders' equity	$8,053.2	$8,198.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$142.7	$151.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9.2	10.2
Amortization	37.4	36.4
Other non-cash items, net	20.0	19.3
Increase/(decrease) in cash, excluding the effects of acquisitions and divestitures, resulting from changes in:
Other assets	(46.6)	(28.1)
Accounts payable and accrued liabilities	(64.4)	(62.2)
Income taxes payable	8.8	17.2
Other liabilities	(13.1)	(7.3)
Net cash provided by operating activities	94.0	137.3
Cash flows from investing activities
Payments for capitalized contract costs	(2.4)	(31.0)
Payments for internal use software	(21.7)	(19.6)
Purchases of property and equipment	(11.0)	(6.8)
Purchases of settlement investments	(130.2)	(124.7)
Proceeds from the sale of settlement investments	160.2	22.2
Maturities of settlement investments	23.3	22.4
Proceeds from the sale of non-settlement investments	—	100.0
Other investing activities	(24.5)	1.1
Net cash used in investing activities	(6.3)	(36.4)
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 9)	(80.5)	(88.1)
Common stock repurchased (Note 9)	(150.6)	(5.1)
Net proceeds from/(repayments of) commercial paper	35.0	(155.0)
Proceeds from exercise of options	—	0.3
Net change in settlement obligations	(136.9)	109.1
Other financing activities	(0.1)	(0.2)
Net cash used in financing activities	(333.1)	(139.0)
Net change in cash and cash equivalents, including settlement, and restricted cash	(245.4)	(38.1)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	1,786.2	2,040.7
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,540.8	$2,002.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	March 31,
	2024	2023
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,106.5	$1,228.6
Settlement cash and cash equivalents (Note 8)	412.4	737.1
Restricted cash in Other assets	21.9	36.9
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,540.8	$2,002.6

	Three Months Ended
	March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$21.4	$16.9
Income taxes paid	$17.1	$13.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2023	350.5	$3.5	$1,031.9	$(389.1)	$(167.3)	$479.0
Net income	—	—	—	142.7	—	142.7
Stock-based compensation	—	—	8.7	—	—	8.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(81.9)	—	(81.9)
Repurchase and retirement of common shares	(12.3)	(0.1)	—	(156.7)	—	(156.8)
Shares issued under stock-based compensation plans	1.4	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	6.2	6.2
Balance, March 31, 2024	339.6	$3.4	$1,040.6	$(485.0)	$(161.1)	$397.9

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2022	373.5	$3.7	$995.9	$(353.9)	$(167.9)	$477.8
Net income	—	—	—	151.8	—	151.8
Stock-based compensation	—	—	8.0	—	—	8.0
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(88.6)	—	(88.6)
Repurchase and retirement of common shares	(0.5)	(0.1)	—	(6.1)	—	(6.2)
Shares issued under stock-based compensation plans	1.4	0.1	0.2	—	—	0.3
Other comprehensive income (Note 9)	—	—	—	—	9.7	9.7
Balance, March 31, 2023	374.4	$3.7	$1,004.1	$(296.8)	$(158.2)	$552.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business

The Western Union Company (“Western Union” or the “Company”) is a leader in cross-border, cross-currency money movement, payments, and digital financial services, empowering consumers, businesses, financial institutions, and governments with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union® brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories and also through money transfer transactions conducted and funded through websites and mobile applications marketed under the Company’s brands (“Branded Digital”) and transactions initiated on internet and mobile applications hosted by the Company’s third-party white label partners. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following operating segments:

•
Consumer Money Transfer - The Consumer Money Transfer segment facilitates money transfers, which are primarily sent from retail agent locations worldwide or through websites and mobile devices. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Consumer Services - The Consumer Services segment includes the Company’s bill payment services which facilitate payments for consumers, businesses, and other organizations, as well as the Company’s money order services, retail foreign exchange services, prepaid cards, lending partnerships, digital wallets, and media network.

See Note 14 for further information regarding the Company’s segments.

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business, and the final closing for this transaction occurred on July 1, 2023. See Note 4 for further information regarding this transaction.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2023, the Company's restricted net assets associated with these asset limitations and minimum capital requirements totaled approximately $440 million.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of March 31, 2024 and December 31, 2023 and for all periods presented.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2024 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.

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

2. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, and the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market, when the money transfer involves different send and receive currencies. The Company also offers other consumer services, for which revenue is impacted by similar factors. The Company analyzes its different services individually to determine the appropriate basis for revenue recognition. For additional information on the Company's different services, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.

Revenues from consumer money transfers are included in the Company’s Consumer Money Transfer segment and revenues from consumer bill payment and other services are included in the Company’s Consumer Services segment. Revenues from business-to-business foreign exchange and payment services were included in the Company’s Business Solutions segment. See Note 14 for further information on the Company’s segments.

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three months ended

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

March 31, 2024 and 2023 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended March 31, 2024
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$354.5	$39.4	$393.9
Europe and CIS	224.4	4.5	228.9
Middle East, Africa, and South Asia	192.3	0.1	192.4
Latin America and the Caribbean	107.5	23.1	130.6
Asia Pacific	49.9	—	49.9
Revenues from contracts with customers	$928.6	$67.1	$995.7
Other revenues (a)	33.4	20.0	53.4
Total revenues	$962.0	$87.1	$1,049.1

	Three Months Ended March 31, 2023
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer
	Transfer	Services(b)	Services	Total
Regions:
North America	$347.3	$—	$33.4	$380.7
Europe and CIS	233.7	6.5	5.5	245.7
Middle East, Africa, and South Asia	169.3	—	0.1	169.4
Latin America and the Caribbean	99.7	—	28.2	127.9
Asia Pacific	55.3	—	—	55.3
Revenues from contracts with customers	$905.3	$6.5	$67.2	$979.0
Other revenues (a)	33.0	8.9	16.0	57.9
Total revenues	$938.3	$15.4	$83.2	$1,036.9

(a)
Includes revenue from investment income generated on settlement assets primarily related to money transfer and money order services, impacts from the Company's foreign currency cash flow hedges, and other sources.
(b)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business, and the final closing for this transaction occurred on July 1, 2023.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Earnings Per Share

The calculation of basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. The treasury stock method assumes proceeds from the exercise price of stock options and the unamortized compensation expense of options and restricted stock are available to acquire shares at an average market price throughout the period, and therefore, reduce the dilutive effect.

Shares excluded from the diluted earnings per share calculation were 11.4 million and 9.2 million for the three months ended March 31, 2024 and 2023, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above the Company's average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended
	March 31,
	2024	2023
Basic weighted-average shares outstanding	344.4	374.4
Common stock equivalents	1.3	1.1
Diluted weighted-average shares outstanding	345.7	375.5

4. Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, “the Buyer”) for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The final closing for this transaction occurred on July 1, 2023. During the period between the second and final closings, the Company was required to pay the Buyer a measure of profit of the European Union operations, while owned by the Company, adjusted for the occupancy charges for employees of the Buyer using Company facilities, and other items, as contractually agreed, which was $1.4 million for the three months ended March 31, 2023, and was included in Other expense, net in the Condensed Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

Business Solutions revenues included in the Condensed Consolidated Statements of Income were $15.4 million and direct operating expenses, excluding corporate allocations, were $13.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, divestiture costs directly associated with this transaction were immaterial.

5. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by category (in millions):

	Fair Value Measurement Using		Total
March 31, 2024	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$13.0	$—	$13.0
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,044.8	1,044.8
Asset-backed securities	—	213.8	213.8
Corporate debt securities	—	86.2	86.2
State and municipal variable-rate demand notes	—	47.7	47.7
United States government agency mortgage-backed securities	—	10.5	10.5
Other assets:
Derivatives	—	15.7	15.7
Total assets	$13.0	$1,418.7	$1,431.7
Liabilities:
Other liabilities:
Derivatives	$—	$6.7	$6.7
Total liabilities	$—	$6.7	$6.7

	Fair Value Measurement Using		Total
December 31, 2023	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.8	$—	$11.8
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,011.4	1,011.4
Asset-backed securities	—	195.7	195.7
Corporate debt securities	—	152.2	152.2
State and municipal variable-rate demand notes	—	86.8	86.8
United States government agency mortgage-backed securities	—	12.1	12.1
Other assets:
Derivatives	—	10.8	10.8
Total assets	$11.8	$1,469.0	$1,480.8
Liabilities:
Other liabilities:
Derivatives	$—	$17.4	$17.4
Total liabilities	$—	$17.4	$17.4

There were no material, non-recurring fair value adjustments in the three months ended March 31, 2024 and 2023. There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2024 and 2023.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of March 31, 2024, the carrying value and fair value of the Company’s borrowings were $2,540.3 million and $2,453.9 million, respectively (see Note 11). As of December 31, 2023, the carrying value and fair value of the Company’s borrowings were $2,504.6 million and $2,419.0 million, respectively.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $150 million in outstanding letters of credit and bank guarantees as of March 31, 2024, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of March 31, 2024. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In December 2022, a purported class action complaint was filed against several money transfer business defendants, including the Company, in the United States District Court for the Northern District of California, alleging that these defendants violated the federal Right to Financial Privacy Act and California’s Financial Information Privacy Act. The United States Department of Homeland Security and Immigration and Customs Enforcement are also named as defendants. The operative complaint alleges that the defendants violated plaintiffs’ financial privacy rights by sharing private financial information with law enforcement agencies through a program coordinated by the Transaction Record Analysis Center. On January 24, 2023, an amended complaint was filed naming the Company's subsidiary Western Union Financial Services, Inc. (“WUFSI”) as a defendant in place of The Western Union Company. The court granted in part and denied in part WUFSI’s motion to dismiss the operative complaint on March 21, 2024. On February 21, 2024, another purported class action complaint was filed in the United States District Court for the Central District of California against the Company (d/b/a WUFSI) and other defendants on behalf of California residents whose information was sent to the Transaction Record Analysis Center. On April 12, 2024, an amended complaint was filed naming WUFSI as a defendant in place of the Company. Due to the preliminary stage of these matters, the ultimate outcome and any potential financial impact to the Company cannot be reasonably determined at this time. WUFSI intends to defend itself vigorously in these matters.

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($11.3 million as of March 31, 2024). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against The Western Union Company (“TWUC”) in the amount of €9 million ($9.7 million as of March 31, 2024). The business in the DRC is operated through independent agents. No Western Union entity has a presence in the country. The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company's independent agents in the DRC to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and TWUC intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2024 and 2023 totaled $10.4 million and $10.8 million, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Settlement assets:
Cash and cash equivalents	$412.4	$496.0
Receivables from agents and others	1,832.2	1,748.3
Less: Allowance for credit losses	(11.9)	(15.4)
Receivables from agents and others, net	1,820.3	1,732.9
Investment securities	1,403.0	1,458.2
Less: Allowance for credit losses	(0.1)	(0.1)
Investment securities, net	1,402.9	1,458.1
Total settlement assets	$3,635.6	$3,687.0
Settlement obligations:
Money transfer, money order, and payment service payables	$2,940.7	$2,764.5
Payables to agents	694.9	922.5
Total settlement obligations	$3,635.6	$3,687.0

Allowance for Credit Losses

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company, and were $1,820.3 million and $1,732.9 million as of March 31, 2024 and December 31, 2023, respectively. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of March 31, 2024.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

Agents and
Others
Allowance for credit losses as of January 1, 2024	$15.4
Current period provision for expected credit losses (a)	—
Write-offs charged against the allowance	(5.2)
Recoveries of amounts previously written off	2.3
Impacts of foreign currency exchange rates and other	(0.6)
Allowance for credit losses as of March 31, 2024	$11.9

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2023	$11.4	$1.6
Current period provision for expected credit losses (a)	(0.4)	0.4
Write-offs charged against the allowance	(4.2)	(0.7)
Recoveries of amounts previously written off	1.8	—
Impacts of foreign currency exchange rates, divestitures, and other	0.1	0.7
Allowance for credit losses as of March 31, 2023	$8.7	$2.0

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. The Company recognized losses that were not credit-related of $14.8 million and $9.1 million for the three months ended March 31, 2024, and 2023, respectively.

In addition, from time to time, the Company makes advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, amounts advanced to agents and disbursement partners were $200.7 million and $188.5 million, respectively, and the related allowances for credit losses were immaterial.

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

Unrealized gains on available-for-sale securities are excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes. Available-for-sale securities with a fair value below the amortized cost basis are evaluated on an individual basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Factors that could indicate a credit loss exists include but are not limited to: (i) negative earnings performance, (ii) credit rating downgrades, or (iii) adverse changes in the regulatory or economic environment of the asset. Any impairment that is not credit-related is excluded from earnings and presented as a component of accumulated other comprehensive loss, net of related deferred taxes, unless the Company intends to sell the impaired security, or it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. Credit-related impairments are recognized immediately as an adjustment to earnings, regardless of whether the Company has the ability or intent to hold the security to maturity and are limited to the difference between fair value and the amortized cost basis. The Company’s provision for credit losses on its available-for-sale securities during the three months ended March 31, 2024 and 2023 and the related allowance for credit losses as of March 31, 2024 and December 31, 2023 were immaterial.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
March 31, 2024	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$13.0	$13.0	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,087.1	1,044.8	5.2	(47.5)	(42.3)
Asset-backed securities	212.9	213.8	1.0	(0.1)	0.9
Corporate debt securities	89.9	86.2	0.6	(4.3)	(3.7)
State and municipal variable-rate demand notes	47.7	47.7	—	—	—
United States government agency mortgage-backed securities	11.1	10.5	—	(0.6)	(0.6)
Total available-for-sale securities	1,448.7	1,403.0	6.8	(52.5)	(45.7)
Total investment securities	$1,461.7	$1,416.0	$6.8	$(52.5)	$(45.7)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2023	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.8	$11.8	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,049.3	1,011.4	8.7	(46.6)	(37.9)
Asset-backed securities	194.5	195.7	1.2	—	1.2
Corporate debt securities	155.2	152.2	1.5	(4.5)	(3.0)
State and municipal variable-rate demand notes	86.8	86.8	—	—	—
United States government agency mortgage-backed securities	12.6	12.1	—	(0.5)	(0.5)
Total available-for-sale securities	1,498.4	1,458.2	11.4	(51.6)	(40.2)
Total investment securities	$1,510.2	$1,470.0	$11.4	$(51.6)	$(40.2)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of March 31, 2024, by the length of time the securities were in a continuous loss position (in millions, except number of securities):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	67	$174.5	$(1.5)
Asset-backed securities	8	12.7	(0.1)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	260	$559.3	$(46.0)
Corporate debt securities	14	52.3	(4.3)
United States government agency mortgage-backed securities	10	9.9	(0.6)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As noted above, the Company's provision for credit losses on its investment securities during the three months ended March 31, 2024 and the related allowance for credit losses as of March 31, 2024 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates. As of March 31, 2024, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of March 31, 2024 (in millions):

Fair Value
Due within 1 year	$95.8
Due after 1 year through 5 years	563.4
Due after 5 years through 10 years	454.1
Due after 10 years	289.7
Total	$1,403.0

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $47.7 million, are included in the “Due after 10 years” category in the table above.

9. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table details reclassifications out of AOCL and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Condensed Consolidated Statements of Income.

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended
	Income Statement	March 31,
Income for the period (in millions)	Location	2024	2023
Accumulated other comprehensive loss components:
Gains/(Losses) on investment securities:
Available-for-sale securities	Revenues	$2.5	$(0.1)
Income tax expense	Provision for income taxes	(0.4)	—
Total reclassification adjustments related to investment securities, net of tax		2.1	(0.1)
Gains on cash flow hedges:
Foreign currency contracts	Revenues	2.7	8.2
Total reclassification adjustments related to cash flow hedges, net of tax		2.7	8.2
Total reclassifications, net of tax		$4.8	$8.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)
Unrealized gains/(losses)	(3.0)	13.6	—	10.6
Tax benefit/(expense)	0.5	(0.1)	—	0.4
Amounts reclassified from AOCL into earnings, net of tax	(2.1)	(2.7)	—	(4.8)
As of March 31, 2024	$(37.6)	$(4.5)	$(119.0)	$(161.1)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)
Unrealized gains/(losses)	24.1	(2.2)	—	21.9
Tax benefit/(expense)	(4.2)	0.1	—	(4.1)
Amounts reclassified from AOCL into earnings, net of tax	0.1	(8.2)	—	(8.1)
As of March 31, 2023	$(49.4)	$10.2	$(119.0)	$(158.2)

Cash Dividends Paid

During both the three months ended March 31, 2024 and 2023, the Company's Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $80.1 million and $88.0 million in total dividends, respectively, which were paid on March 29, 2024 and March 31, 2023, respectively.

Share Repurchases

On February 10, 2022, the Company's Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. During the three months ended March 31, 2024, 11.8 million shares were repurchased under this authorization for $150.0 million, excluding commissions, at an average cost of $12.66. No shares were repurchased during the three months ended March 31, 2023 under this share repurchase authorization. As of March 31, 2024, $198.2 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

10. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, including the euro, and, to a lesser degree, the Mexican peso, the British pound, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to minimize its exposures related to changes in foreign currency exchange rates and interest rates.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2024, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024	December 31, 2023
Contracts designated as hedges:
Euro	$212.6	$227.0
Canadian dollar	98.6	97.9
British pound	58.4	56.9
Australian dollar	46.1	46.5
Swiss franc	37.9	37.4
Other (a)	39.0	40.3
Contracts not designated as hedges:
Euro	$516.5	$597.9
Mexican peso	213.3	168.1
British pound	100.3	174.9
Australian dollar	67.4	79.9
Indian rupee	50.0	55.3
Canadian dollar	47.4	77.2
Brazilian real	32.6	31.4
Chinese yuan	27.3	30.0
Philippine peso	26.9	38.0
Singapore dollar	18.9	27.5
Japanese yen	15.3	29.2
Other (a)	138.2	146.2

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million for both periods presented.

Business Solutions Operations

Prior to the final closing of the Business Solutions sale in 2023, the derivatives written related to this business were part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily included spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions included in Revenues in the Company’s Condensed Consolidated Statements of Income were $14.3 million for the three months ended March 31, 2023. None of the derivative contracts used in Business Solutions operations were designated as accounting hedges.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2024	2023	Location	2024	2023
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$10.7	$8.5	Other liabilities	$4.7	$13.2
Total derivatives designated as hedges		$10.7	$8.5		$4.7	$13.2
Derivatives not designated as hedges:
Foreign currency	Other assets	$5.0	$2.3	Other liabilities	$2.0	$4.2
Total derivatives not designated as hedges		$5.0	$2.3		$2.0	$4.2
Total derivatives		$15.7	$10.8		$6.7	$17.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Offsetting of Derivative Assets and Liabilities

The Company has elected to present derivative assets and liabilities on a gross basis in the Condensed Consolidated Balance Sheets; however, derivatives associated with the Company's foreign currency exchange contracts that are subject to a master netting arrangement or similar agreement would have resulted in an offset of $4.1 million and $7.3 million to both derivative assets and liabilities as of March 31, 2024 and December 31, 2023, respectively. This includes the fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Foreign currency derivatives (a)	$13.6	$(2.2)

(a)
Gains/(losses) of $(0.9) million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024		2023
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,049.1	$(26.1)	$1,036.9	$(25.0)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains reclassified from AOCL into earnings	2.7	—	8.2	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.6	—	1.6	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	—	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three months ended March 31, 2024 and 2023 (in millions):

		Three Months Ended
		March 31,
Derivatives	Location	2024	2023
Foreign currency derivatives (a)	Selling, general, and administrative	$21.5	$4.7

(a)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $(17.5) million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on March 31, 2024 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $0.2 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Commercial paper (a)	$399.9	$364.9
Notes:
2.850% notes due 2025 (b)	500.0	500.0
1.350% notes due 2026 (b)	600.0	600.0
2.750% notes due 2031 (b)	300.0	300.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Total borrowings at par value	2,549.9	2,514.9
Debt issuance costs and unamortized discount, net	(9.6)	(10.3)
Total borrowings at carrying value (c)	$2,540.3	$2,504.6

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.25 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of March 31, 2024 had a weighted-average annual interest rate of approximately 5.5% and a weighted-average term of approximately 2 days.
(b)
The difference between the stated interest rate and the effective interest rate is not significant.
(c)
As of March 31, 2024, the Company’s weighted-average effective rate on total borrowings was approximately 4.0%.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following summarizes the Company’s maturities of its notes at par value as of March 31, 2024 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	600.0
Due after 2 years through 3 years	—
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,150.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 16.0% and 16.1% for the three months ended March 31, 2024 and 2023, respectively.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2024 and December 31, 2023 was $310.0 million and $309.7 million, respectively, including interest and penalties. It is reasonably possible that the Company’s total unrecognized tax benefits could decrease by up to approximately $250 million during the next 12 months in connection with various matters which may be resolved and impact the effective tax rate.

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

13. Stock-Based Compensation Plans

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $8.7 million and $8.0 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2024, the Company granted 4.4 million options at a weighted-average exercise price of $12.80 and 4.1 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $12.69. As of March 31, 2024, the Company had 11.0 million outstanding options at a weighted-average exercise price of $16.08, of which 4.7 million options were exercisable at a weighted-average exercise price of $19.07. The Company had 9.2 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $14.35 as of March 31, 2024.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Segments

As further described in Note 1, the Company has classified its business into the following segments: Consumer Money Transfer and Consumer Services. Operating segments are defined as components of an enterprise that engage in business activities, about which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance.

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

The Consumer Services segment primarily includes the Company’s bill payment services which facilitate payments for consumers, businesses, and other organizations, as well as the Company’s money order services, retail foreign exchange services, prepaid cards, lending partnerships, digital wallets, and media network.

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business, and the final closing for this transaction occurred on July 1, 2023. Accordingly, the Company no longer reports Business Solutions revenues and operating expenses after July 1, 2023.

Corporate costs, including overhead expenses, are allocated to the segments primarily based on a percentage of the segments’ revenue compared to total revenue.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s segment results for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Consumer Money Transfer	$962.0	$938.3
Consumer Services	87.1	83.2
Business Solutions (a)	—	15.4
Total consolidated revenues	$1,049.1	$1,036.9
Segment operating income:
Consumer Money Transfer	$187.6	$177.8
Consumer Services	18.6	32.1
Business Solutions (a)	—	1.9
Total segment operating income	206.2	211.8
Redeployment program costs (b)	(14.0)	(7.1)
Acquisition, separation, and integration costs (c)	(0.1)	—
Total consolidated operating income	$192.1	$204.7

(a)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business. The sale was completed with the final closing on July 1, 2023.
(b)
Represents severance, expenses associated with streamlining the Company's organizational and legal structure, and other expenses associated with the Company's program to redeploy expenses in its cost base through optimizations in vendor management, real estate, marketing, and people strategy, as previously announced in October 2022. Expenses incurred under the program also include non-cash impairments of operating lease right-of-use assets and property and equipment. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.
(c)
Represents the impact from expenses incurred in connection with the Company's acquisition and divestiture activity, including for the review and closing of these transactions, and integration costs directly related to the Company’s acquisitions. Beginning in 2024, the Company changed its segment reporting methodology to no longer allocate these costs to its segments. These costs were previously allocated entirely to Consumer Services, and the amount included in the Consumer Services segment was immaterial for the three months ended March 31, 2023. The expenses are no longer included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in Part I, Item 1, Financial Statements in this report on Form 10-Q. This report on Form 10‑Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “targets,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook,” “projects,” “designed to,” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of the Form 10‑Q of The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the Risk Factors section and throughout the Annual Report on Form 10‑K for the year ended December 31, 2023. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns or other events, such as public health emergencies, epidemics, or pandemics, civil unrest, war, terrorism, natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price or customer experience, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including digital, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies and related exchanges and protocols, and other innovations in technology and business models; geopolitical tensions, political conditions, and related actions, including trade restrictions and government sanctions, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents, clients, or other partners; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures, and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill; decisions to change our business mix; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers; changes in tax laws, or their interpretation, any subsequent regulation, and unfavorable resolution of tax contingencies; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; our ability to realize the anticipated benefits from restructuring-related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to attract and retain qualified key employees and to manage our workforce successfully; failure to manage credit and fraud risks presented by our agents, clients, and consumers; adverse rating actions by credit rating agencies; our ability to protect our trademarks, patents, copyrights, and other intellectual property rights, and to defend ourselves against potential intellectual property infringement claims; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations, and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, immigration, and sustainability reporting, including climate-related reporting; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with, or investigations or enforcement actions by regulators and other government authorities; liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy, data use, the transfer of personal data between jurisdictions, and information security; failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations, or industry standards affecting our business; and (iii) other events, such as: catastrophic events; and management’s ability to identify and manage these and other risks.

Overview

We are a leading provider of cross-border, cross-currency money movement, payments, and digital financial services and operate in the following business operating segments:

•
Consumer Money Transfer - Our Consumer Money Transfer segment facilitates money transfers, which are primarily sent from our retail agent locations worldwide or through websites and mobile devices. Our money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Consumer Services - Our Consumer Services segment includes our bill payment services which facilitate payments for consumers, businesses, and other organizations, as well as our money order services, retail foreign exchange services, prepaid cards, lending partnerships, digital wallets, and media network.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business, and the final closing for this transaction occurred on July 1, 2023. Accordingly, we no longer report Business Solutions revenues and operating expenses after July 1, 2023. Refer to Part 1, Item 1, Financial Statements, Note 4, Divestiture for further information regarding this transaction.

Additional information regarding our segments is provided in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2024 compared to the same period in 2023. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023	% Change
Revenues	$1,049.1	$1,036.9	1%
Expenses:
Cost of services	641.3	629.5	2%
Selling, general, and administrative	215.7	202.7	6%
Total expenses	857.0	832.2	3%
Operating income	192.1	204.7	(6)%
Other income/(expense):
Interest income	3.1	3.2	(5)%
Interest expense	(26.1)	(25.0)	5%
Other income/(expense), net	0.9	(1.9)	(a)
Total other expense, net	(22.1)	(23.7)	(7)%
Income before income taxes	170.0	181.0	(6)%
Provision for income taxes	27.3	29.2	(7)%
Net income	$142.7	$151.8	(6)%
Earnings per share:
Basic	$0.41	$0.41	0%
Diluted	$0.41	$0.40	3%
Weighted-average shares outstanding:
Basic	344.4	374.4
Diluted	345.7	375.5

(a)
Calculation not meaningful.

Revenues Overview

Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the principal amount sent, and the difference between the exchange rate we set to the customer and a rate available in the wholesale foreign exchange market, when the money transfer involves different send and receive currencies. We also offer other consumer services, for which revenue is impacted by similar factors.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency results are also net of the impact of Argentina inflation due to its economy being hyperinflationary. We have also disclosed the impact of the Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, net of the hyperinflationary Argentine economy, and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2024 compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Revenues, as reported (GAAP)	$1,049.1	$1,036.9	1%
Foreign currency translation and Argentina inflation impact (a)			1%
Divestitures impact (b)			1%
Adjusted revenues (Non-GAAP)			3%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, resulted in a decrease to revenues of $5.6 million for the three months ended March 31, 2024, when compared to the corresponding period in the prior year. We calculate Argentina inflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).
(b)
Business Solutions revenues included in our results were $15.4 million for the three months ended March 31, 2023.

In addition to the negative impacts from foreign currency, net of Argentina inflation, and the divestiture of our Business Solutions business, for the three months ended March 31, 2024 when compared to the corresponding period in the prior year, GAAP revenues benefited from and non-GAAP revenues were driven by an increase in Consumer Money Transfer revenues in Iraq and Branded Digital, as defined below. Beginning in March 2023, we experienced a significant increase in our business originating from Iraq which contributed 4% to our revenues for the three months ended March 31, 2024 relative to the corresponding prior period.

Operating Expenses Overview

Redeployment program

On October 20, 2022, we announced an operating expense redeployment program which aims to redeploy approximately $150 million in expenses in our current cost base through 2027, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people strategy. We believe these changes will allow us to invest in strategic initiatives. The timing and pace of this redeployment may vary, and we believe that we will continue to refine aspects of the program as we progress. We have incurred and expect to incur incremental expenses associated with the implementation of this program. We incurred $6.9 million and $7.1 million of Cost of services and Selling, general, and administrative expenses, respectively, for a total of $14.0 million of expenses for the three months ended March 31, 2024. We incurred $1.9 million and $5.2 million of Cost of services and Selling, general, and administrative expenses, respectively, for a total of $7.1 million of expenses for the three months ended March 31, 2023. We have incurred $65.3 million of total expenses under this program from inception through March 31, 2024.

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, Cost of services increased compared to the corresponding period in the prior year primarily due to increases in certain variable expenses, including non-credit losses and bank fees, employee compensation, and costs associated with our operating expense redeployment program, partially offset by a decrease associated with the Business Solutions divestiture and a decrease in agent commissions.

Selling, General, and Administrative

Selling, general and administrative expenses increased for the three months ended March 31, 2024 compared to the corresponding period in the prior year due to increases in employee compensation, including incentive compensation, and advertising expenses, partially offset by the Business Solutions divestiture.

Total Other Income/(Expense), Net

Total other expense, net for the three months ended March 31, 2024, when compared to the corresponding period in the prior year, was impacted by the prior year expense associated with payment obligations to the buyer of the Business Solutions business for a measure of the profits, as contractually agreed, from the European Union operations, while owned by us.

Income Taxes

Our effective tax rates on pre-tax income were 16.0% and 16.1% for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total amount of tax contingency reserves was $255.4 million, including accrued interest and penalties, net of related items.

Earnings Per Share

During the three months ended March 31, 2024 and 2023, basic earnings per share was $0.41, and diluted earnings per share were $0.41 and $0.40, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 11.4 million and 9.2 million for the three months ended March 31, 2024 and 2023, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the three months ended March 31, 2024 compared to the corresponding period in the prior year was impacted by a lower number of average shares outstanding, partially offset by the previously described factors impacting net income.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer Money Transfer and Consumer Services. On August 4, 2021, we entered into an agreement to sell our Business Solutions business and the final closing for this transaction was on July 1, 2023. Accordingly, we no longer report Business Solutions revenues and operating expenses after July 1, 2023. Business Solutions revenues included in our Condensed Consolidated Statements of Income were $15.4 million and operating income was $1.9 million for the three months ended March 31, 2023.

During the three months ended March 31, 2024 and 2023, we incurred $14.0 million and $7.1 million of costs, respectively, associated with our operating expense redeployment program, as described above, primarily related to severance and expenses associated with streamlining our organizational and legal structure. While certain of the expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

Beginning in 2024, we changed our segment reporting methodology to no longer allocate acquisition, separation, and integration costs to our segments. These costs were previously allocated entirely to Consumer Services, and the amount included in the Consumer Services segment was immaterial for the three months ended March 31, 2023. The expenses are no longer included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Consumer Money Transfer	92%	91%
Consumer Services	8%	8%
Business Solutions	0%	1%
	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars and transactions in millions)	2024	2023	% Change
Revenues	$962.0	$938.3	3%
Operating income	$187.6	$177.8	6%
Operating income margin	19%	19%
Key indicator:
Consumer Money Transfer transactions	69.0	65.3	6%

Our Consumer Money Transfer service facilitates money transfers sent from our retail agent locations worldwide and money transfer transactions conducted and funded through websites and mobile applications marketed under our brands (“Branded Digital”). The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. By means of common processes and systems, these regions, including Branded Digital transactions, create one interconnected global network for consumer transactions, thereby constituting one Consumer Money Transfer money transfer business and one operating segment.

Transaction volume is the primary generator of revenue in our Consumer Money Transfer segment. A Consumer Money Transfer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the three months ended March 31, 2024 and 2023. Where reported separately in the discussion below, Branded Digital consists of 100% of the transactions conducted and funded through that channel.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Additionally, due to the significance of our Consumer Money Transfer segment to our overall results, we have also provided adjusted revenue results for our Consumer Money Transfer segment revenues, which are net of the impact of foreign currency hedges and Argentina inflation, as discussed above. Consumer Money Transfer segment adjusted revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended March 31, 2024
	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) (“NA”)	2%	0%	2%	6%
Europe and CIS (“EU & CIS”)	(5)%	0%	(5)%	5%
Middle East, Africa, and South Asia (“MEASA”)	16%	(1)%	17%	6%
Latin America and the Caribbean (“LACA”)	7%	2%	5%	3%
Asia Pacific (“APAC”)	(10)%	(4)%	(6)%	7%
Total Consumer Money Transfer Segment:	3%	0%	3%	6%

Branded Digital(b)	9%	0%	9%	13%

(a)
Adjusted revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period. LACA, total Consumer Money Transfer, and Branded Digital adjusted revenue growth excludes the effect of increases in local currency revenue due to inflation in Argentina, which is hyperinflationary. We calculate Argentina inflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	38%	38%
EU & CIS	24%	26%
MEASA	21%	19%
LACA	12%	11%
APAC	5%	6%

Branded Digital, which is included in the regional percentages above, represented approximately 23% and 22% of our Consumer Money Transfer revenues for the three months ended March 31, 2024 and 2023, respectively.

Our consumers transferred $24.6 billion and $23.0 billion in cross-border principal for the three months ended March 31, 2024 and 2023, respectively. The increase in cross-border principal transferred during the three months ended March 31, 2024 compared to the corresponding period in the prior year was attributable to growth across all of our regions. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue and transactions increased 3% and 6%, respectively, for the three months ended March 31, 2024 compared to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, had no net impact on revenue for the three months ended March 31, 2024, compared to the corresponding period in the prior year.

For the three months ended March 31, 2024, in our Consumer Money Transfer regions, NA revenue and transactions increased compared to the corresponding period in the prior year primarily due to growth in cross-border transactions sent from the United States, partially offset by price reductions and declines in transactions sent within the United States. For the three months ended March 31, 2024, our EU & CIS revenues were negatively impacted by price reductions and by one of our retail agents no longer offering cash-based services at their retail locations. Revenue growth in the MEASA region was driven by a change in monetary policy in Iraq, as discussed above, and revenue growth in the LACA region benefited from strength in Mexico, Ecuador and Venezuela. Our APAC region was also impacted by price reductions.

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

Operating Income

Consumer Money Transfer operating income for the three months ended March 31, 2024 increased compared to the corresponding period in the prior year due to an increase in revenue, as discussed above, and reduced agent commissions, partially offset by an increase in certain variable expenses, including non-credit losses and bank fees, and an increase in advertising expenses.

Consumer Services

The following table sets forth Consumer Services results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Revenues	$87.1	$83.2	5%
Operating income	$18.6	$32.1	(42)%
Operating income margin	21%	39%

Revenues

For the three months ended March 31, 2024 compared to the corresponding period in the prior year, Consumer Services revenues increased primarily due to an increase in our money order business and growth in new services we are continuing to introduce to our customers, partially offset by a decrease in revenue in our cash-based bill payments services offered at retail locations in Argentina. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of Argentina inflation, resulted in a decrease to revenue growth of 3% for the three months ended March 31, 2024 relative to the corresponding period in the prior year.

Operating Income

Consumer Services operating income for the three months ended March 31, 2024 compared to the corresponding period in the prior year was negatively impacted by increased investment in information technology, a reduction in the reimbursement of expenses associated with the transition services provided after the sale of the Business Solutions business, and an increase in employee compensation, including incentive compensation, partially offset by the increase in revenue described above.

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

Cash and Investment Securities

As of March 31, 2024 and December 31, 2023, we had Cash and cash equivalents of $1,106.5 million and $1,268.6 million, respectively.

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

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,402.9 million and $1,458.1 million as of March 31, 2024 and December 31, 2023, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part 1, Item 1, Financial Statements, Note 8, Settlement Assets and Obligations for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2024, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $94.0 million during the three months ended March 31, 2024, from $137.3 million in the corresponding period in the prior year. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of March 31, 2024, we had outstanding borrowings at par value of $2,549.9 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2025 to 2040.

Our Revolving Credit Facility provides for unsecured financing facilities in an aggregate amount of $1.25 billion, including a $250.0 million letter of credit sub-facility. Interest due under the Revolving Credit Facility is payable according to the terms of that borrowing. Generally, interest under the Revolving Credit Facility is calculated using either (i) an adjusted term Secured Overnight Financing Rate, or other applicable benchmark based on the currency of the borrowing, plus an interest rate margin determined on a sliding scale from 0.920% to 1.425% based on our credit rating (currently 1.140%) or (ii) a base rate plus a margin determined on a sliding scale from 0.000% to 0.425% based on our credit rating (currently 0.140%). A facility fee on the total amount of the facility is also payable quarterly, regardless of usage, and such facility fee is determined on a sliding scale from 0.080% to 0.200% based on our credit rating (currently 0.110%).

The purpose of our Revolving Credit Facility, which is diversified through a group of 16 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.25 billion is approximately 14%. As of March 31, 2024, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.25 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $399.9 million of commercial paper borrowings outstanding as of March 31, 2024. Our commercial paper borrowings as of March 31, 2024 had a weighted-average annual interest rate of approximately 5.5% and a weighted-average term of approximately 2 days. During the three months ended March 31, 2024, the average commercial paper balance outstanding was $384.3 million, and the maximum balance outstanding was $675.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, and our Revolving Credit Facility available to support the needs of our business.

Our ability to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt and tax obligations will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing, and our ability to identify acquisitions that align with our long-term strategy. For additional information, please refer to Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10‑K for the year ended December 31, 2023.

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $35.1 million and $57.4 million for the three months ended March 31, 2024 and 2023, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure.

Share Repurchases and Dividends

On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. During the three months ended March 31, 2024, 11.8 million shares were repurchased under this authorization for $150.0 million excluding commissions, at an average cost of $12.66. No shares were repurchased during the three months ended March 31, 2023 under this share repurchase authorization. As of March 31, 2024, $198.2 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in the first quarter of 2024, representing $80.1 million in total dividends.

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

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million, of which approximately $358 million remained as of March 31, 2024. We elected to pay this liability in periodic installments through 2025. Under the terms of the law, we are required to pay the remaining installment payments as summarized in the Capital Resources and Liquidity discussion located in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2023. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Operating Leases

We lease real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Leases, in our Annual Report on Form 10-K for the year ended December 31, 2023 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $150 million in outstanding letters of credit and bank guarantees as of March 31, 2024 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of March 31, 2024, our total amount of unrecognized income tax benefits was $310.0 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of the settlement of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2023, for which there were no material changes, included:

•
Income taxes
•
Goodwill
•
Other intangible assets

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

As of March 31, 2024, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $27 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of March 31, 2024 of approximately $2.5 billion. Approximately $1.2 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market investments, and state and municipal variable-rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of March 31, 2024, there were $399.9 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of March 31, 2024, our weighted-average effective rate on total borrowings was approximately 4.0%.

At March 31, 2024, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $4 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2024 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $12 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three months ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 22, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 24, 2024

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 6, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2024:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share (c)	Plans or Programs (b)	Programs (in millions)
January 1 - 31	5,538,275	$12.23	5,538,275	$280.4
February 1 - 29	4,281,368	$12.64	3,878,580	$231.5
March 1 - 31	2,441,265	$13.72	2,429,964	$198.2
Total	12,260,908	$12.67	11,846,819

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024, of which $198.2 million remained available as of March 31, 2024. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.
(c)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: April 24, 2024	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2024	By:	/s/ Matt Cagwin
Matt Cagwin
Chief Financial Officer
(Principal Financial Officer)

Date: April 24, 2024	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)