Form 10-Q
period 2024-06-30
Western Union CO
filed 2024-07-30
CIK 1365135

b

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of July 25, 2024, 337,778,981 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$1,066.4	$1,170.0	$2,115.5	$2,206.9
Expenses:
Cost of services	663.9	698.9	1,305.2	1,328.4
Selling, general, and administrative	211.8	228.5	427.5	431.2
Total expenses	875.7	927.4	1,732.7	1,759.6
Operating income	190.7	242.6	382.8	447.3
Other income/(expense):
Interest income	3.7	4.2	6.8	7.4
Interest expense	(31.1)	(27.0)	(57.2)	(52.0)
Other income/(expense), net	1.9	(3.4)	2.8	(5.3)
Total other expense, net	(25.5)	(26.2)	(47.6)	(49.9)
Income before income taxes	165.2	216.4	335.2	397.4
Provision for income taxes	24.2	40.2	51.5	69.4
Net income	$141.0	$176.2	$283.7	$328.0
Earnings per share:
Basic	$0.42	$0.47	$0.83	$0.88
Diluted	$0.41	$0.47	$0.83	$0.87
Weighted-average shares outstanding:
Basic	338.6	375.0	341.5	374.7
Diluted	339.6	375.6	342.6	375.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$141.0	$176.2	$283.7	$328.0
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized gains/(losses) on investment securities	(1.2)	(11.4)	(5.8)	8.6
Unrealized gains/(losses) on hedging activities	0.2	(10.8)	11.0	(21.1)
Total other comprehensive income/(loss)	(1.0)	(22.2)	5.2	(12.5)
Comprehensive income	$140.0	$154.0	$288.9	$315.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,033.0	$1,268.6
Settlement assets	3,648.3	3,687.0
Property and equipment, net of accumulated depreciation of $440.5 and $438.8, respectively	82.6	91.4
Goodwill	2,056.4	2,034.6
Other intangible assets, net of accumulated amortization of $652.3 and $685.9, respectively	347.0	380.2
Other assets	804.0	737.0
Total assets	$7,971.3	$8,198.8
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$376.5	$453.0
Settlement obligations	3,648.3	3,687.0
Income taxes payable	454.0	659.5
Deferred tax liability, net	144.0	147.6
Borrowings	2,635.8	2,504.6
Other liabilities	271.9	268.1
Total liabilities	7,530.5	7,719.8

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 337.8 shares and 350.5 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3.4	3.5
Capital surplus	1,050.8	1,031.9
Accumulated deficit	(451.3)	(389.1)
Accumulated other comprehensive loss	(162.1)	(167.3)
Total stockholders' equity	440.8	479.0
Total liabilities and stockholders' equity	$7,971.3	$8,198.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$283.7	$328.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.7	20.1
Amortization	74.0	72.4
Other non-cash items, net	50.4	35.6
Decrease in cash, excluding the effects of acquisitions and divestitures, resulting from changes in:
Other assets	(72.9)	(52.7)
Accounts payable and accrued liabilities	(75.3)	(52.0)
Income taxes payable	(208.8)	(86.4)
Other liabilities	(9.6)	(1.0)
Net cash provided by operating activities	60.2	264.0
Cash flows from investing activities
Payments for capitalized contract costs	(5.2)	(32.9)
Payments for internal use software	(43.2)	(46.0)
Purchases of property and equipment	(16.1)	(11.2)
Purchases of settlement investments	(251.6)	(198.3)
Proceeds from the sale of settlement investments	171.8	66.8
Maturities of settlement investments	96.9	54.3
Proceeds from the sale of non-settlement investments	—	100.0
Other investing activities	(21.0)	2.2
Net cash used in investing activities	(68.4)	(65.1)
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 9)	(162.3)	(178.7)
Common stock repurchased (Note 9)	(180.8)	(6.0)
Net proceeds from commercial paper	129.9	494.6
Principal payments on borrowings	—	(300.0)
Proceeds from exercise of options	—	0.3
Net change in settlement obligations	(78.5)	(619.8)
Other financing activities	(0.9)	0.1
Net cash used in financing activities	(292.6)	(609.5)
Net change in cash and cash equivalents, including settlement, and restricted cash	(300.8)	(410.6)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	1,786.2	2,040.7
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,485.4	$1,630.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	June 30,
	2024	2023
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,033.0	$1,585.9
Settlement cash and cash equivalents (Note 8)	434.7	11.1
Restricted cash in Other assets	17.7	33.1
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,485.4	$1,630.1

	Six Months Ended
	June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$55.6	$50.9
Income taxes paid	$262.7	$162.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2023	350.5	$3.5	$1,031.9	$(389.1)	$(167.3)	$479.0
Net income	—	—	—	142.7	—	142.7
Stock-based compensation	—	—	8.7	—	—	8.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(81.9)	—	(81.9)
Repurchase and retirement of common shares	(12.3)	(0.1)	—	(156.7)	—	(156.8)
Shares issued under stock-based compensation plans	1.4	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	6.2	6.2
Balance, March 31, 2024	339.6	$3.4	$1,040.6	$(485.0)	$(161.1)	$397.9
Net income	—	—	—	141.0	—	141.0
Stock-based compensation	—	—	10.2	—	—	10.2
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(80.4)	—	(80.4)
Repurchase and retirement of common shares	(2.0)	—	—	(26.9)	—	(26.9)
Shares issued under stock-based compensation plans	0.2	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(1.0)	(1.0)
Balance, June 30, 2024	337.8	$3.4	$1,050.8	$(451.3)	$(162.1)	$440.8

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2022	373.5	$3.7	$995.9	$(353.9)	$(167.9)	$477.8
Net income	—	—	—	151.8	—	151.8
Stock-based compensation	—	—	8.0	—	—	8.0
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(88.6)	—	(88.6)
Repurchase and retirement of common shares	(0.5)	(0.1)	—	(6.1)	—	(6.2)
Shares issued under stock-based compensation plans	1.4	0.1	0.2	—	—	0.3
Other comprehensive income (Note 9)	—	—	—	—	9.7	9.7
Balance, March 31, 2023	374.4	$3.7	$1,004.1	$(296.8)	$(158.2)	$552.8
Net income	—	—	—	176.2	—	176.2
Stock-based compensation	—	—	9.5	—	—	9.5
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(89.5)	—	(89.5)
Repurchase and retirement of common shares	—	—	—	(0.3)	—	(0.3)
Shares issued under stock-based compensation plans	0.1	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(22.2)	(22.2)
Balance, June 30, 2023	374.5	$3.7	$1,013.6	$(210.4)	$(180.4)	$626.5

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of June 30, 2024 and December 31, 2023 and for all periods presented.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2024 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.

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

2. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, pay-in and pay-out method, the principal amount sent, and the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market, when the money transfer involves different send and receive currencies. The Company also offers other consumer services, for which revenue is impacted by similar factors. The Company analyzes its different services individually to determine the appropriate basis for revenue recognition. For additional information on the Company's different services, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023.

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

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and six months

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

ended June 30, 2024 and 2023 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended June 30, 2024
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$376.3	$37.2	$413.5
Europe and CIS	233.9	16.9	250.8
Middle East, Africa, and South Asia	168.5	0.1	168.6
Latin America and the Caribbean	107.6	30.4	138.0
Asia Pacific	49.8	—	49.8
Revenues from contracts with customers	$936.1	$84.6	$1,020.7
Other revenues (a)	28.9	16.8	45.7
Total revenues	$965.0	$101.4	$1,066.4

	Three Months Ended June 30, 2023
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer
	Transfer	Services(b)	Services	Total
Regions:
North America	$372.3	$—	$33.8	$406.1
Europe and CIS	246.0	6.5	4.7	257.2
Middle East, Africa, and South Asia	264.8	—	0.1	264.9
Latin America and the Caribbean	99.8	—	27.3	127.1
Asia Pacific	54.8	—	—	54.8
Revenues from contracts with customers	$1,037.7	$6.5	$65.9	$1,110.1
Other revenues (a)	34.5	7.8	17.6	59.9
Total revenues	$1,072.2	$14.3	$83.5	$1,170.0

	Six Months Ended June 30, 2024

	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$730.8	$76.6	$807.4
Europe and CIS	458.3	21.4	479.7
Middle East, Africa, and South Asia	360.8	0.2	361.0
Latin America and the Caribbean	215.1	53.5	268.6
Asia Pacific	99.7	—	99.7
Revenues from contracts with customers	$1,864.7	$151.7	$2,016.4
Other revenues (a)	62.3	36.8	99.1
Total revenues	$1,927.0	$188.5	$2,115.5

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30, 2023
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer
	Transfer	Services(b)	Services	Total
Regions:
North America	$719.6	$—	$67.2	$786.8
Europe and CIS	479.7	13.0	10.2	502.9
Middle East, Africa, and South Asia	434.1	—	0.2	434.3
Latin America and the Caribbean	199.5	—	55.5	255.0
Asia Pacific	110.1	—	—	110.1
Revenues from contracts with customers	$1,943.0	$13.0	$133.1	$2,089.1
Other revenues (a)	67.5	16.7	33.6	117.8
Total revenues	$2,010.5	$29.7	$166.7	$2,206.9

________________________________________

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

Shares excluded from the diluted earnings per share calculation were 12.4 million and 10.1 million for the three months ended June 30, 2024 and 2023, respectively, and 11.9 million and 9.7 million for the six months ended June 30, 2024 and 2023, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above the Company's average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic weighted-average shares outstanding	338.6	375.0	341.5	374.7
Common stock equivalents	1.0	0.6	1.1	0.9
Diluted weighted-average shares outstanding	339.6	375.6	342.6	375.6

4. Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, “the Buyer”) for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The final closing for this transaction occurred on July 1, 2023. During the period between the second and final closings, the Company was required to pay the Buyer a measure of profit of the European Union

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

operations, while owned by the Company, adjusted for the occupancy charges for employees of the Buyer using Company facilities, and other items, as contractually agreed, which was $1.5 million and $2.9 million for the three and six months ended June 30, 2023, respectively, and was included in Other expense, net in the Condensed Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

Business Solutions revenues included in the Condensed Consolidated Statements of Income were $14.3 million and direct operating expenses, excluding corporate allocations, were $12.6 million for the three months ended June 30, 2023. For the six months ended June 30, 2023, Business Solutions revenues were $29.7 million, and direct operating expenses, excluding corporate allocations, were $26.1 million. For both the three and six months ended June 30, 2023, divestiture costs directly associated with this transaction were $1.0 million.

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

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by category (in millions):

	Fair Value Measurement Using		Total
June 30, 2024	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.4	$—	$11.4
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,035.0	1,035.0
Asset-backed securities	—	261.7	261.7
Corporate debt securities	—	83.4	83.4
State and municipal variable-rate demand notes	—	47.7	47.7
United States government agency mortgage-backed securities	—	9.0	9.0
Other assets:
Derivatives	—	12.4	12.4
Total assets	$11.4	$1,449.2	$1,460.6
Liabilities:
Other liabilities:
Derivatives	$—	$7.0	$7.0
Total liabilities	$—	$7.0	$7.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Fair Value Measurement Using		Total
December 31, 2023	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.8	$—	$11.8
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,011.4	1,011.4
Asset-backed securities	—	195.7	195.7
Corporate debt securities	—	152.2	152.2
State and municipal variable-rate demand notes	—	86.8	86.8
United States government agency mortgage-backed securities	—	12.1	12.1
Other assets:
Derivatives	—	10.8	10.8
Total assets	$11.8	$1,469.0	$1,480.8
Liabilities:
Other liabilities:
Derivatives	$—	$17.4	$17.4
Total liabilities	$—	$17.4	$17.4

There were no material, non-recurring fair value adjustments in the three and six months ended June 30, 2024 and 2023. There were no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2024 and 2023.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of June 30, 2024, the carrying value and fair value of the Company’s borrowings were $2,635.8 million and $2,546.0 million, respectively (see Note 11). As of December 31, 2023, the carrying value and fair value of the Company’s borrowings were $2,504.6 million and $2,419.0 million, respectively.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $60 million in outstanding letters of credit and bank guarantees as of June 30, 2024, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of June 30, 2024. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In December 2022, a purported class action complaint was filed against several money transfer business defendants, including the Company, in the United States District Court for the Northern District of California, alleging that these defendants violated the federal Right to Financial Privacy Act and California’s Financial Information Privacy Act. The United States Department of Homeland Security and Immigration and Customs Enforcement are also named as defendants. The original complaint alleged that the defendants violated plaintiffs’ financial privacy rights by sharing private financial information with law enforcement agencies through a program coordinated by the Transaction Record Analysis Center. On January 24, 2023, an amended complaint was filed naming the Company's subsidiary Western Union Financial Services, Inc. (“WUFSI”) as a defendant in place of The Western Union Company. The court granted in part and denied in part WUFSI’s motion to dismiss the amended complaint on March 21, 2024. On May 9, 2024, the plaintiffs filed a second amended complaint that re-alleges the state law cause of action against WUFSI, but does not re-allege the federal cause of action against WUFSI. On February 21, 2024, another purported class action complaint was filed in the United States District Court for the Central District of California against the Company (d/b/a WUFSI) and other defendants on behalf of California residents whose information was sent to the Transaction Record Analysis Center. On April 12, 2024, an amended complaint was filed naming WUFSI as a defendant in place of the Company. Due to the preliminary stage of these matters, the ultimate outcome and any potential financial impact to the Company cannot be reasonably determined at this time. WUFSI intends to defend itself vigorously in these matters.

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($11.2 million as of June 30, 2024). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against The Western Union Company (“TWUC”) in the amount of €9 million ($9.6 million as of June 30, 2024). The business in the DRC is operated through independent agents. No Western Union entity has a presence in the country. The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company's independent agents in the DRC to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and TWUC intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended June 30, 2024 and 2023 totaled $10.8 million and $11.5 million, respectively, and $21.2 million and $22.3 million for the six months ended June 30, 2024 and 2023, respectively.

8. Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements.

Settlement assets and obligations consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Settlement assets:
Cash and cash equivalents	$434.7	$496.0
Receivables from agents and others	1,788.6	1,748.3
Less: Allowance for credit losses	(11.7)	(15.4)
Receivables from agents and others, net	1,776.9	1,732.9
Investment securities	1,436.8	1,458.2
Less: Allowance for credit losses	(0.1)	(0.1)
Investment securities, net	1,436.7	1,458.1
Total settlement assets	$3,648.3	$3,687.0
Settlement obligations:
Money transfer, money order, and payment service payables	$2,758.9	$2,764.5
Payables to agents	889.4	922.5
Total settlement obligations	$3,648.3	$3,687.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Allowance for Credit Losses

Receivables from agents and others primarily represent funds collected by such agents, but in transit to the Company. Cash received by Western Union agents generally becomes available to the Company within one week after initial receipt by the agent. Western Union has a large and diverse agent base, thereby reducing the credit risk of the Company from any one agent. The Company performs ongoing credit evaluations of its agents’ financial condition and credit worthiness.

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of June 30, 2024.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

Agents and
Others
Allowance for credit losses as of January 1, 2024	$15.4
Current period provision for expected credit losses (a)	—
Write-offs charged against the allowance	(5.2)
Recoveries of amounts previously written off	2.3
Impacts of foreign currency exchange rates and other	(0.6)
Allowance for credit losses as of March 31, 2024	11.9
Current period provision for expected credit losses (a)	3.0
Write-offs charged against the allowance	(8.4)
Recoveries of amounts previously written off	3.3
Impacts of foreign currency exchange rates and other	1.9
Allowance for credit losses as of June 30, 2024	$11.7

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2023	$11.4	$1.6
Current period provision for expected credit losses (a)	(0.4)	0.4
Write-offs charged against the allowance	(4.2)	(0.7)
Recoveries of amounts previously written off	1.8	—
Impacts of foreign currency exchange rates and other	0.1	0.7
Allowance for credit losses as of March 31, 2023	8.7	2.0
Current period provision for expected credit losses (a)	5.3	1.0
Write-offs charged against the allowance	(4.1)	(2.4)
Recoveries of amounts previously written off	1.4	—
Impacts of foreign currency exchange rates and other	0.4	(0.6)
Allowance for credit losses as of June 30, 2023	$11.7	$—

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related. The Company recognized losses that were not credit-related of $14.8 million and $12.5 million for the three months ended March 31, 2024 and June 30, 2024, respectively, and $9.1 million and $6.1 million for the three months ended March 31, 2023 and June 30, 2023, respectively.

In addition, from time to time, the Company makes advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, amounts advanced to agents and disbursement partners were $216.0 million and $188.5 million, respectively, and the related allowances for credit losses were immaterial.

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

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
June 30, 2024	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.4	$11.4	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,079.3	1,035.0	3.1	(47.4)	(44.3)
Asset-backed securities	260.4	261.7	1.4	(0.1)	1.3
Corporate debt securities	87.0	83.4	0.5	(4.1)	(3.6)
State and municipal variable-rate demand notes	47.7	47.7	—	—	—
United States government agency mortgage-backed securities	9.4	9.0	—	(0.4)	(0.4)
Total available-for-sale securities	1,483.8	1,436.8	5.0	(52.0)	(47.0)
Total investment securities	$1,495.2	$1,448.2	$5.0	$(52.0)	$(47.0)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2023	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.8	$11.8	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,049.3	1,011.4	8.7	(46.6)	(37.9)
Asset-backed securities	194.5	195.7	1.2	—	1.2
Corporate debt securities	155.2	152.2	1.5	(4.5)	(3.0)
State and municipal variable-rate demand notes	86.8	86.8	—	—	—
United States government agency mortgage-backed securities	12.6	12.1	—	(0.5)	(0.5)
Total available-for-sale securities	1,498.4	1,458.2	11.4	(51.6)	(40.2)
Total investment securities	$1,510.2	$1,470.0	$11.4	$(51.6)	$(40.2)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of June 30, 2024, by the length of time the securities were in a continuous loss position (in millions, except number of securities):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	126	$248.1	$(2.2)
Asset-backed securities	12	25.0	(0.1)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	255	$544.3	$(45.2)
Corporate debt securities	13	49.4	(4.1)
United States government agency mortgage-backed securities	10	8.6	(0.4)

The Company's provision for credit losses on its investment securities during the three and six months ended June 30, 2024 and the related allowance for credit losses as of June 30, 2024 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates. As of June 30, 2024, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of June 30, 2024 (in millions):

Fair Value
Due within 1 year	$102.6
Due after 1 year through 5 years	536.8
Due after 5 years through 10 years	526.4
Due after 10 years	271.0
Total	$1,436.8

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

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
Income for the period (in millions)	Location	2024	2023	2024	2023
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$(1.0)	$—	$1.5	$(0.1)
Income tax benefit/(expense)	Provision for income taxes	0.2	—	(0.2)	—
Total reclassification adjustments related to investment securities, net of tax		(0.8)	—	1.3	(0.1)
Gains on cash flow hedges:
Foreign currency contracts	Revenues	1.3	7.8	4.0	16.0
Interest rate contracts	Interest expense	0.1	—	0.1	—
Income tax expense	Provision for income taxes	—	(0.2)	—	(0.2)
Total reclassification adjustments related to cash flow hedges, net of tax		1.4	7.6	4.1	15.8
Total reclassifications, net of tax		$0.6	$7.6	$5.4	$15.7

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)
Unrealized gains/(losses)	(3.0)	13.6	—	10.6
Tax benefit/(expense)	0.5	(0.1)	—	0.4
Amounts reclassified from AOCL into earnings, net of tax	(2.1)	(2.7)	—	(4.8)
As of March 31, 2024	(37.6)	(4.5)	(119.0)	(161.1)
Unrealized gains/(losses)	(2.5)	1.6	—	(0.9)
Tax benefit	0.5	—	—	0.5
Amounts reclassified from AOCL into earnings, net of tax	0.8	(1.4)	—	(0.6)
As of June 30, 2024	$(38.8)	$(4.3)	$(119.0)	$(162.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)
Unrealized gains/(losses)	24.1	(2.2)	—	21.9
Tax benefit/(expense)	(4.2)	0.1	—	(4.1)
Amounts reclassified from AOCL into earnings, net of tax	0.1	(8.2)	—	(8.1)
As of March 31, 2023	(49.4)	10.2	(119.0)	(158.2)
Unrealized losses	(13.8)	(3.1)	—	(16.9)
Tax benefit/(expense)	2.4	(0.1)	—	2.3
Amounts reclassified from AOCL into earnings, net of tax	—	(7.6)	—	(7.6)
As of June 30, 2023	$(60.8)	$(0.6)	$(119.0)	$(180.4)

Cash Dividends Paid

In both the first and second quarters of 2024 and 2023, the Company's Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $79.4 million and $88.0 million of total dividends for the three months ended June 30, 2024 and 2023, respectively, and $159.5 million and $176.0 million of total dividends for the six months ended June 30, 2024 and 2023, respectively. On July 24, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on September 30, 2024.

Share Repurchases

On February 10, 2022, the Company's Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. During the six months ended June 30, 2024, 13.8 million shares were repurchased under this authorization for $176.2 million, excluding commissions, at an average cost of $12.76. No shares were repurchased during the six months ended June 30, 2023 under this share repurchase authorization. As of June 30, 2024, $172.0 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

denominated in other currencies related to its business. As of June 30, 2024, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024	December 31, 2023
Contracts designated as hedges:
Euro	$207.6	$227.0
Canadian dollar	102.5	97.9
British pound	62.5	56.9
Australian dollar	46.7	46.5
Swiss franc	39.2	37.4
Other (a)	37.7	40.3
Contracts not designated as hedges:
Euro	$550.9	$597.9
Mexican peso	181.5	168.1
British pound	103.8	174.9
Philippine peso	57.8	38.0
Australian dollar	55.4	79.9
Canadian dollar	52.4	77.2
Indian rupee	49.8	55.3
Brazilian real	28.9	31.4
Chinese yuan	22.9	30.0
Japanese yen	16.1	29.2
Singapore dollar	14.5	27.5
Other (a)	142.7	146.2

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million for both periods presented.

Business Solutions Operations

Prior to the final closing of the Business Solutions sale in 2023, the derivatives written related to this business were part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily included spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions included in Revenues in the Company’s Condensed Consolidated Statements of Income were $13.5 million and $27.8 million for the three and six months ended June 30, 2023, respectively. None of the derivative contracts used in Business Solutions operations were designated as accounting hedges.

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2024	2023	Location	2024	2023
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$10.0	$8.5	Other liabilities	$4.1	$13.2
Total derivatives designated as hedges		$10.0	$8.5		$4.1	$13.2
Derivatives not designated as hedges:
Foreign currency	Other assets	$2.4	$2.3	Other liabilities	$2.9	$4.2
Total derivatives not designated as hedges		$2.4	$2.3		$2.9	$4.2
Total derivatives		$12.4	$10.8		$7.0	$17.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Offsetting of Derivative Assets and Liabilities

The Company has elected to present derivative assets and liabilities on a gross basis in the Condensed Consolidated Balance Sheets; however, derivatives associated with the Company's foreign currency exchange contracts that are subject to a master netting arrangement or similar agreement would have resulted in an offset of $3.3 million and $7.3 million to both derivative assets and liabilities as of June 30, 2024 and December 31, 2023, respectively. This includes the fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency derivatives (a)	$1.6	$(3.5)	$15.2	$(5.7)

(a)
Gains/(losses) of $(0.2) million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $(1.1) million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,
	2024		2023
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,066.4	$(31.1)	$1,170.0	$(27.0)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains reclassified from AOCL into earnings	1.3	—	7.8	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	1.6	—	1.7	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	0.1	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2024		2023
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$2,115.5	$(57.2)	$2,206.9	$(52.0)
Gain/(loss) on cash flow hedges:
Foreign currency derivatives:
Gains reclassified from AOCL into earnings	4.0	—	16.0	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	3.2	—	3.3	—
Interest rate derivatives:
Gains/(losses) reclassified from AOCL into earnings	—	0.1	—	—

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three and six months ended June 30, 2024 and 2023 (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives	Location	2024	2023	2024	2023
Foreign currency derivatives (a)	Selling, general, and administrative	$6.1	$3.3	$27.6	$8.0

(a)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $12.9 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $30.4 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on June 30, 2024 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $0.3 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Commercial paper (a)	$494.8	$364.9
Notes:
2.850% notes due 2025 (b)	500.0	500.0
1.350% notes due 2026 (b)	600.0	600.0
2.750% notes due 2031 (b)	300.0	300.0
6.200% notes due 2036 (b)	500.0	500.0
6.200% notes due 2040 (b)	250.0	250.0
Total borrowings at par value	2,644.8	2,514.9
Debt issuance costs and unamortized discount, net	(9.0)	(10.3)
Total borrowings at carrying value (c)	$2,635.8	$2,504.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.25 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of June 30, 2024 had a weighted-average annual interest rate of approximately 5.6% and a weighted-average term of approximately 4 days.
(b)
The difference between the stated interest rate and the effective interest rate is not significant.
(c)
As of June 30, 2024, the Company’s weighted-average effective rate on total borrowings was approximately 4.1%.

The following summarizes the Company’s maturities of its notes at par value as of June 30, 2024 (in millions):

Due within 1 year	$500.0
Due after 1 year through 2 years	600.0
Due after 2 years through 3 years	—
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,150.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

Term Loan Facility

On June 25, 2024, the Company entered into a delayed draw term loan credit agreement providing for an unsecured term loan facility in an aggregate amount of $800.0 million (the “Term Loan Facility”). The Company has until December 15, 2024 to draw upon the Term Loan Facility, which matures on the third anniversary of the initial funding date. The Company has the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. The Company plans to use the proceeds from the Term Loan Facility to refinance the Company’s issued and outstanding 2.850% notes due January 2025, to reduce commercial paper balances, and for general corporate purposes.

The Term Loan Facility contains covenants, subject to certain exceptions, that, among other things, limit or restrict the Company's ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Term Loan Facility requires the Company to maintain a consolidated Earnings before Interest, Taxes, Depreciation, and Amortization interest coverage ratio of not less than 3:1 for any period of four consecutive fiscal quarters. The Term Loan Facility also contains customary representations, warranties and events of default.

Generally, interest under the Term Loan Facility will be calculated using either (i) a rate per annum equal to an adjusted base rate for such interest period or (ii) a rate per annum equal to an adjusted term Secured Overnight Financing Rate for such interest period. A ticking fee on the undrawn amount of the Term Loan Facility is also payable quarterly. Both the interest rate margin and ticking fee are based on certain of the Company's credit ratings and will increase or decrease in the event of certain upgrades or downgrades in the Company’s credit ratings.

As of June 30, 2024, the Company had no outstanding borrowings under the Term Loan Facility.

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 14.7% and 18.6% for the three months ended June 30, 2024 and 2023, respectively, and 15.4% and 17.4% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the Company's effective tax rates for the three and six months ended June 30, 2024 compared to the

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

corresponding periods in the prior year was primarily due to a reduction in domestic income before income taxes and discrete tax benefits in the current periods.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2024 and December 31, 2023 was $311.4 million and $309.7 million, respectively, including interest and penalties. It is reasonably possible that the Company’s total unrecognized tax benefits could decrease by up to approximately $250 million during the next 12 months in connection with various matters which may be resolved and impact the effective tax rate.

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

13. Stock-Based Compensation Plans

For the three months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $10.2 million and $9.5 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $18.9 million and $17.5 million, respectively.

During the six months ended June 30, 2024, the Company granted 4.4 million options at a weighted-average exercise price of $12.80 and 4.3 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $12.71. As of June 30, 2024, the Company had 8.6 million outstanding options at a weighted-average exercise price of $14.95, of which 2.2 million options were exercisable at a weighted-average exercise price of $18.03. The Company had 9.0 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $14.17 as of June 30, 2024.

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

The following table presents the Company’s segment results for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Consumer Money Transfer	$965.0	$1,072.2	$1,927.0	$2,010.5
Consumer Services	101.4	83.5	188.5	166.7
Business Solutions (a)	—	14.3	—	29.7
Total consolidated revenues	$1,066.4	$1,170.0	$2,115.5	$2,206.9
Segment operating income:
Consumer Money Transfer	$191.5	$230.7	$379.1	$408.5
Consumer Services	11.1	18.4	29.7	50.5
Business Solutions (a)	—	1.8	—	3.7
Total segment operating income	202.6	250.9	408.8	462.7
Redeployment program costs (b)	(9.4)	(8.3)	(23.4)	(15.4)
Acquisition, separation, and integration costs (c)	(0.5)	—	(0.6)	—
Amortization and impairment of acquisition-related intangible assets (d)	(2.0)	—	(2.0)	—
Total consolidated operating income	$190.7	$242.6	$382.8	$447.3

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
(c)
Represents the impact from expenses incurred in connection with the Company's acquisition and divestiture activity, including for the review and closing of these transactions, and integration costs directly related to the Company’s acquisitions. Beginning in 2024, the Company changed its segment reporting methodology to no longer allocate these costs to its segments. These costs were previously allocated entirely to Consumer Services, and the amount included in the Consumer Services segment was immaterial for both the three and six months ended June 30, 2023. The expenses are no longer included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.
(d)
Represents the incremental non-cash amortization and impairment of acquired intangible assets in connection with recent business acquisitions. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2024 compared to the same periods in 2023. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	% Change	2024	2023	% Change
Revenues	$1,066.4	$1,170.0	(9)%	$2,115.5	$2,206.9	(4)%
Expenses:
Cost of services	663.9	698.9	(5)%	1,305.2	1,328.4	(2)%
Selling, general, and administrative	211.8	228.5	(7)%	427.5	431.2	(1)%
Total expenses	875.7	927.4	(6)%	1,732.7	1,759.6	(2)%
Operating income	190.7	242.6	(21)%	382.8	447.3	(14)%
Other income/(expense):
Interest income	3.7	4.2	(11)%	6.8	7.4	(8)%
Interest expense	(31.1)	(27.0)	15%	(57.2)	(52.0)	10%
Other income/(expense), net	1.9	(3.4)	(a)	2.8	(5.3)	(a)
Total other expense, net	(25.5)	(26.2)	(3)%	(47.6)	(49.9)	(5)%
Income before income taxes	165.2	216.4	(24)%	335.2	397.4	(16)%
Provision for income taxes	24.2	40.2	(39)%	51.5	69.4	(26)%
Net income	$141.0	$176.2	(20)%	$283.7	$328.0	(14)%
Earnings per share:
Basic	$0.42	$0.47	(11)%	$0.83	$0.88	(6)%
Diluted	$0.41	$0.47	(13)%	$0.83	$0.87	(5)%
Weighted-average shares outstanding:
Basic	338.6	375.0		341.5	374.7
Diluted	339.6	375.6		342.6	375.6

(a)
Calculation not meaningful.

Revenues Overview

Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, pay-in and pay-out method, the principal amount sent, and the difference between the exchange rate we set to the customer and a rate available in the wholesale foreign exchange market, when the money transfer involves different send and receive currencies. We also offer other consumer services, for which revenue is impacted by similar factors.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency results assume foreign revenues are translated from foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency results are also net of the impact of Argentina inflation due to its economy being hyperinflationary. We have also disclosed the impact of the Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, net of the hyperinflationary Argentine economy, and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2024 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues, as reported (GAAP)	$1,066.4	$1,170.0	(9)%	$2,115.5	$2,206.9	(4)%
Foreign currency translation and Argentina inflation impact (a)			1%			0%
Divestitures impact (b)			1%			2%
Adjusted revenues (Non-GAAP)			(7)%			(2)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, resulted in a decrease to revenues of $6.4 million and $12.0 million for the three and six months ended June 30, 2024, respectively, when compared to the corresponding periods in the prior year. We calculate Argentina inflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).
(b)
Business Solutions revenues included in our results were $14.3 million and $29.7 million for the three and six months ended June 30, 2023, respectively.

In addition to the negative impacts from foreign currency, net of Argentina inflation, and the divestiture of our Business Solutions business, for the three and six months ended June 30, 2024 when compared to the corresponding periods in the prior year, GAAP and non-GAAP revenues decreased due to a reduction in transactions originating from Iraq, which negatively impacted revenues by 7% and 2% for the three and six months ended June 30, 2024 relative to the corresponding prior periods. We believe that we will continue to see a reduction in transactions originating in Iraq, compared to prior year periods, in the remainder of 2024 and possibly thereafter.

Operating Expenses Overview

Redeployment program

On October 20, 2022, we announced an operating expense redeployment program which aims to redeploy approximately $150 million in expenses in our current cost base through 2027, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people strategy. We believe these changes will allow us to invest in strategic initiatives. The timing and pace of this redeployment may vary, and we believe that we will continue to refine aspects of the program as we progress. We have incurred and expect to incur incremental expenses associated with the implementation of this program. We have incurred $74.7 million of total expenses under this program from inception through June 30, 2024.

The following table presents the location and amount of operating expenses associated with our redeployment program in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30,		June 30,
Location	2024	2023	2024	2023
Cost of services	$4.6	$6.0	$11.5	$7.9
Selling, general, and administrative	4.8	2.3	11.9	7.5
Total redeployment program costs	$9.4	$8.3	$23.4	$15.4

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, Cost of services decreased compared to the corresponding periods in the prior year primarily due to decreases in agent commissions, which generally vary with revenue, and a decrease associated with the Business Solutions divestiture, partially offset by increases in certain variable expenses, including non-credit losses and bank fees, and higher employee compensation primarily associated with our expansion of Company-owned locations.

Selling, General, and Administrative

Selling, general and administrative expenses decreased for the three and six months ended June 30, 2024 when compared to the corresponding periods in the prior year due to the Business Solutions divestiture and a reduction in employee incentive compensation, partially offset by fluctuations in the United States dollar compared to foreign currencies. For the six months ended June 30, 2024 compared to the corresponding period in the prior year, the decrease in Selling, general and administrative expenses was partially offset by an increase in advertising expenses and an increase in costs associated with our operating expense redeployment program.

Total Other Expense, Net

Total other expense, net for the three and six months ended June 30, 2024, when compared to the corresponding periods in the prior year, was impacted by the prior year expense associated with payment obligations to the buyer of the Business Solutions business for a measure of the profits, as contractually agreed, from the European Union operations, while owned by us.

Income Taxes

Our effective tax rates on pre-tax income were 14.7% and 18.6% for the three months ended June 30, 2024 and 2023, respectively, and 15.4% and 17.4% for the six months ended June 30, 2024 and 2023, respectively. The decrease in our effective tax rates for the three and six months ended June 30, 2024 compared to the corresponding periods in the prior year was primarily due to a reduction in domestic income before income taxes and discrete tax benefits in the current periods.

Earnings Per Share

During the three months ended June 30, 2024 basic and diluted earnings per share were $0.42 and $0.41, respectively. During the three months ended June 30, 2023, basic and diluted earnings per share were $0.47. During the six months ended June 30, 2024, basic and diluted earnings per share were $0.83, and during the six months ended June 30, 2023, basic and diluted earnings per share were $0.88 and $0.87, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 12.4 million and 10.1 million for the three months ended June 30, 2024 and 2023, respectively, and 11.9 million and 9.7 million for the six months ended June 30, 2024 and 2023, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the three and six months ended June 30, 2024 compared to the corresponding periods in the prior year were impacted by a lower number of average shares outstanding, partially offset by the previously described factors impacting net income.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer Money Transfer and Consumer Services. On August 4, 2021, we entered into an agreement to sell our Business Solutions business and the final closing for this transaction was on July 1, 2023. Accordingly, we no longer report Business Solutions revenues and operating expenses after July 1, 2023. Business Solutions revenues included in our Condensed Consolidated Statements of Income were $14.3 million and $29.7 million and operating income was $1.7 million and $3.6 million for the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2024 and 2023, we incurred costs associated with our operating expense redeployment program, as described above, primarily related to severance and expenses associated with streamlining our organizational and legal structure. In addition, we incurred costs related to the incremental non-cash amortization and impairment of acquired intangible assets in connection with recent business acquisitions. While certain of these expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

Beginning in 2024, we changed our segment reporting methodology to no longer allocate acquisition, separation, and integration costs to our segments. These costs were previously allocated entirely to Consumer Services, and the amounts included in the Consumer Services segment were immaterial for the three and six months ended June 30, 2023. The expenses are no longer included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consumer Money Transfer	90%	92%	91%	91%
Consumer Services	10%	7%	9%	8%
Business Solutions	0%	1%	0%	1%
	100%	100%	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$965.0	$1,072.2	(10)%	$1,927.0	$2,010.5	(4)%
Operating income	$191.5	$230.7	(17)%	$379.1	$408.5	(7)%
Operating income margin	20%	22%		20%	20%
Key indicator:
Consumer Money Transfer transactions	73.3	70.6	4%	142.3	135.9	5%

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

Transaction volume is the primary generator of revenue in our Consumer Money Transfer segment. A Consumer Money Transfer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the three and six months ended June 30, 2024 and 2023. Where reported separately in the discussion below, Branded Digital consists of 100% of the transactions conducted and funded through that channel.

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

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) (“NA”)	1%	0%	1%	6%	1%	(1)%	2%	6%
Europe and CIS (“EU & CIS”)	(6)%	(2)%	(4)%	3%	(6)%	(2)%	(4)%	4%
Middle East, Africa, and South Asia (“MEASA”)	(35)%	0%	(35)%	0%	(15)%	0%	(15)%	3%
Latin America and the Caribbean (“LACA”)	8%	0%	8%	2%	8%	2%	6%	3%
Asia Pacific (“APAC”)	(11)%	(6)%	(5)%	6%	(11)%	(6)%	(5)%	6%
Total Consumer Money Transfer Segment:	(10)%	(1)%	(9)%	4%	(4)%	(1)%	(3)%	5%

Branded Digital (b)	5%	(2)%	7%	13%	7%	(1)%	8%	13%

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

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	40%	35%	38%	37%
EU & CIS	25%	24%	25%	25%
MEASA	18%	26%	20%	22%
LACA	12%	10%	12%	10%
APAC	5%	5%	5%	6%

Branded Digital, which is included in the regional percentages above, represented approximately 24% and 21% of our Consumer Money Transfer revenues for the three months ended June 30, 2024 and 2023, respectively, as well as for the six months ended June 30, 2024 and 2023, respectively.

Our consumers transferred $25.9 billion and $27.5 billion in cross-border principal for the three months ended June 30, 2024 and 2023, respectively, and $50.5 billion in cross-border principal for both the six months ended June 30, 2024 and 2023. The decrease in cross-border principal transferred during the three months ended June 30, 2024 compared to the corresponding periods in the prior year was primarily attributable to a decline in our MEASA region primarily driven by a reduction in transactions originating from Iraq. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue decreased 10% and 4%, and transactions increased 4% and 5% for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, negatively impacted revenue by 1% for both the three and six months ended June 30, 2024, compared to the corresponding periods in the prior year.

For the three and six months ended June 30, 2024, in our Consumer Money Transfer regions, NA revenue and transactions increased compared to the corresponding periods in the prior year primarily due to growth in cross-border transactions sent from the United States, partially offset by price reductions and declines in transactions sent within the United States. For the three and six months ended June 30, 2024, our EU & CIS revenues were negatively impacted by price reductions and by one of our retail agents no longer offering cash-based services at its retail locations. Fluctuations in revenue in the MEASA region were driven by a reduction in transactions originating from Iraq, as discussed above. Revenue growth in the LACA region benefited from strength in Mexico, Ecuador and Venezuela. Our APAC region was also impacted by price reductions.

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

Operating Income

Consumer Money Transfer operating income for the three and six months ended June 30, 2024 decreased compared to the corresponding periods in the prior year due to a decrease in revenue, as discussed above, increases in certain variable expenses, including non-credit losses and bank fees, and fluctuations in the United States dollar compared to foreign currencies, partially offset by reduced agent commissions, as well as reduced employee incentive compensation. In addition, for the six months ended June 30, 2024, operating income was negatively impacted by an increase in advertising expenses.

Consumer Services

The following table sets forth Consumer Services results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$101.4	$83.5	21%	$188.5	$166.7	13%
Operating income	$11.1	$18.4	(39)%	$29.7	$50.5	(41)%
Operating income margin	11%	22%		16%	30%

Revenues

For the three and six months ended June 30, 2024 compared to the corresponding periods in the prior year, Consumer Services revenues increased primarily due to an increase in retail foreign exchange services, growth in new services we are continuing to introduce to our customers, including media network, and an increase in our money order business, partially offset by a decrease in revenue in our cash-based bill payments services offered at retail locations. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of Argentina inflation, resulted in an increase to revenue growth of 7% and 2% for the three and six months ended June 30, 2024, respectively, relative to the corresponding periods in the prior year.

Operating Income

Consumer Services operating income for the three and six months ended June 30, 2024 compared to the corresponding periods in the prior year was negatively impacted by increased expenses associated with our retail foreign exchange services and new services we are continuing to introduce to our customers, including media network, partially offset by revenue growth, as discussed above. In addition, for the six months ended June 30, 2024 compared to the corresponding period in the prior year, Consumer Services operating income was negatively impacted by increased investment in information technology and a reduction in the reimbursement of expenses associated with the transition services provided after the sale of the Business Solutions business.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of payments for employee and agent incentives, interest payments on our outstanding borrowings and timing of income tax payments, among other items. Many of our annual employee incentive compensation and agent incentive payments are made in the first quarter following the year they were incurred. The majority of our interest payments are due in the second and fourth quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. The final payment is due in the second quarter of 2025.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.25 billion revolving credit facility (“Revolving Credit Facility”), which expires in November 2028 and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.25 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. In addition, we have the capacity to borrow up to $800 million under the Term Loan Facility we entered into on June 25, 2024, with the option to increase the commitments under the agreement by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases), subject to certain provisions, as further described below.

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

Cash and Investment Securities

As of June 30, 2024 and December 31, 2023, we had Cash and cash equivalents of $1,033.0 million and $1,268.6 million, respectively.

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

Investment securities, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,436.7 million and $1,458.1 million as of June 30, 2024 and December 31, 2023, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part 1, Item 1, Financial Statements, Note 8, Settlement Assets and Obligations for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2024, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $60.2 million during the six months ended June 30, 2024, from $264.0 million in the corresponding period in the prior year. Cash provided by operating activities for the six months ended June 30, 2024 was negatively impacted by higher income taxes paid, including those related to the Tax Act, as further discussed below, and a refundable tax deposit made relating to potential United States federal tax liabilities, including those arising from the examination of our consolidated federal income tax returns for 2017 and 2018. Cash provided by operating activities was also impacted by a decrease in our consolidated net income, in addition to higher payments for employee incentive compensation during the six months ended June 30, 2024.

Financing Resources

As of June 30, 2024, we had outstanding borrowings at par value of $2,644.8 million. The significant majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2025 to 2040.

On June 25, 2024, we entered into the Term Loan Facility. We have until December 15, 2024 to draw upon the Term Loan Facility, which matures on the third anniversary of the initial funding date. We have the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We plan to use the proceeds from the Term Loan Facility to refinance our issued and outstanding 2.850% notes due January 2025, to reduce commercial paper balances, and for general corporate purposes.

The Term Loan Facility contains covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Term Loan Facility requires us to maintain a consolidated Earnings before Interest, Taxes, Depreciation, and Amortization interest coverage ratio of not less than 3:1 for any period of four consecutive fiscal quarters. The Term Loan Facility also contains customary representations, warranties and events of default.

Generally, interest under the Term Loan Facility will be calculated using either (i) a rate per annum equal to an adjusted base rate for such interest period or (ii) a rate per annum equal to an adjusted term Secured Overnight Financing Rate for such interest period. A ticking fee on the undrawn amount of the Term Loan Facility is also payable quarterly. Both the interest rate margin and ticking fee are based on certain of our credit ratings and will increase or decrease in the event of certain upgrades or downgrades in our credit ratings.

As of June 30, 2024, we had no outstanding borrowings under the Term Loan Facility.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 16 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.25 billion is approximately 14%. As of June 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.25 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $494.8 million of commercial paper borrowings outstanding as of June 30, 2024. Our commercial paper borrowings as of June 30, 2024 had a weighted-average annual interest rate of approximately 5.6% and a weighted-average term of approximately 4 days. During the six months ended June 30, 2024, the average commercial paper balance outstanding was $544.8 million, and the maximum balance outstanding was $880.0 million. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

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

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $64.5 million and $90.1 million for the six months ended June 30, 2024 and 2023, respectively. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings. Other capital expenditures during these periods included investments in our information technology infrastructure.

Share Repurchases and Dividends

On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024. During the six months ended June 30, 2024, 13.8 million shares were repurchased under this authorization for $176.2 million, excluding commissions, at an average cost of $12.76. No shares were repurchased during the six months ended June 30, 2023 under this share repurchase authorization. As of June 30, 2024, $172.0 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in the first and second quarters of 2024, representing $159.5 million in total dividends. On July 24, 2024, our Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on September 30, 2024.

Material Cash Requirements

Debt Service Requirements

Our 2024 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes is in January 2025. We plan to fund this maturity through future borrowings under the Term Loan Facility.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million. We elected to pay this liability in periodic installments through 2025 and in the second quarter of 2024, we made an installment payment of $159 million towards this liability. Under the terms of the law, we are required to pay the final installment of $199 million in the second quarter of 2025. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

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

Other Commercial Commitments

We had approximately $60 million in outstanding letters of credit and bank guarantees as of June 30, 2024 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of June 30, 2024, our total amount of unrecognized income tax benefits was $311.4 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of the settlement of such liabilities are affected by factors which are variable and outside our control.

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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the significant majority of our agents in United States dollars or Mexican pesos, requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities ranging from a few days to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer or business and a rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of June 30, 2024, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $16 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of June 30, 2024 of approximately $2.3 billion. Approximately $0.9 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market investments, and state and municipal variable-rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of June 30, 2024, there were $494.8 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of June 30, 2024, our weighted-average effective rate on total borrowings was approximately 4.1%.

At June 30, 2024, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $5 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2024 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $9 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to non-credit losses directly from consumer transactions, particularly through our digital channels, where transactions are originated through means other than cash and are therefore subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud, which are anticipated to increase as digital channels become a greater proportion of our money transfer business.

Our credit and non-credit losses have been less than 2% of our consolidated revenues in all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under Risk Management in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2024, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 30, 2024

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 6, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2024:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share (c)	Plans or Programs (b)	Programs (in millions)
April 1 - 30	1,976,229	$13.33	1,965,099	$172.0
May 1 - 31	6,928	$13.32	—	$172.0
June 1 - 30	13,037	$12.82	—	$172.0
Total	1,996,194	$13.33	1,965,099

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases through December 31, 2024, of which $172.0 million remained available as of June 30, 2024. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.
(c)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	The Western Union Company 2024 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2024 and incorporated herein by reference thereto).*

10.2

Delayed Draw Term Loan Credit Agreement, dated as of June 25, 2024, among The Western Union Company, the banks named therein, as lenders, U.S. Bank National Association and Bank of China, Chicago Branch, as Syndication Agents, Industrial and Commercial Bank of China Limited, New York Branch and State Bank of India, New York Branch, as Documentation Agents, and Bank of America, N.A., as Administrative Agent for the banks thereunder (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 28, 2024 and incorporated herein by reference thereto).

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

The Western Union Company (Registrant)

Date: July 30, 2024	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2024	By:	/s/ Matt Cagwin
Matt Cagwin
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2024	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)