Form 10-K
period 2024-12-31
Western Union CO
filed 2025-02-20
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024

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

As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.1 billion based on the closing sale price of $12.22 of the common stock as reported on the New York Stock Exchange.

As of February 14, 2025, 337,934,527 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2025 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10‑K.

This Annual Report on Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See the discussion under the headings “Risk Factors” and “Forward-Looking Statements” below.

PART I

Item 1. Business

Overview

The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) is a leader in cross-border, cross-currency money movement, payments, and digital financial services, empowering consumers, businesses, financial institutions, and governments with fast, reliable, and convenient ways to send money and make payments around the world. Our goal is to offer accessible financial services that help people and communities prosper. The Western Union brand is globally recognized and represents speed, reliability, trust, and convenience.

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

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. We operate through two segments: Consumer Money Transfer and Consumer Services.

Our Consumer Money Transfer service enables people to use our well-recognized brands to send money around the world, usually within minutes. We believe that brand strength, reach of our global network, convenience, reliability, and value have been important to our business. As of December 31, 2024, our global network included agent locations in more than 200 countries and territories and many Western Union branded websites. Each location in our agent network is capable of facilitating a consumer’s use of one or more of our services, with the significant majority offering a Western Union branded service. As of December 31, 2024, approximately 380,000 of our agent locations had conducted money transfer activity in the previous 12 months.

Our Consumer Services segment includes our bill payment services, money order services, retail foreign exchange services, prepaid cards, lending partnerships, digital wallets, and media network.

The table below presents the components of our consolidated revenue:

	Year Ended December 31,
	2024	2023	2022
Consumer Money Transfer	90%	92%	89%
Consumer Services	10%	7%	6%
Business Solutions(a)	—	1%	5%
	100%	100%	100%

(a)
On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, “the Buyer”), and the final closing for this transaction occurred on July 1, 2023. Accordingly, we no longer report Business Solutions as a separate segment.

Consumer Money Transfer

Money transfers from one consumer to another are the core of our business, representing 90% of our total consolidated revenues for 2024. A substantial majority of these transfers were cross-border transactions. Our money transfer service is mainly conducted through our retail agent locations but also includes our websites and mobile applications marketed under our brands (“Branded Digital”). This segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. By means of common processes and systems, these regions, including Branded Digital, create one interconnected global network for consumer transactions, thereby constituting one Consumer Money Transfer business and one operating segment.

Operations

Our revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, send and receive funding method, the principal amount sent, and, when the money transfer involves different send and receive currencies, the difference between the exchange rate we set to the customer and a rate available in the wholesale foreign exchange market.

In a typical money transfer transaction, a consumer provides information, either at one of our agent or subagent locations or online, specifying, among other things, the name and other identifying information regarding the recipient and the principal amount of the transfer. The consumer also provides funds for the transaction, including fees. Certain of these processes are streamlined for consumers who participate in our loyalty programs or are registered Branded Digital customers. This information is entered into our money transfer system, and the funds are made available for pick-up by the recipient within our system, usually within minutes, in the country or territory specified by the consumer, or paid into the designated account of the recipient. Consumers then receive a unique identifying number assigned by our system, which the consumer must communicate to the recipient in order to obtain a payout in cash. In this situation, the recipient generally enters an agent location in the designated receiving country or territory, presents the unique identifying number and identification, where applicable, and is paid the transferred amount by our agent based on the information in our system. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the recipient’s institution related to the use of an account. We determine the fee paid by the sender, which generally is based on the principal amount of the transaction, the send and receive country or territory, the send and receive funding method, and channel.

In a retail transaction, we generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically already covered by the agent’s primary business (e.g., postal services, banking, check cashing, travel, and retail businesses). Western Union’s global reach and large consumer base allow us to attract agents we believe to be well-positioned to deliver our services. In a Branded Digital transaction, we typically pay a credit card processor or bank a fee for collecting the principal, and we are also responsible for losses from chargebacks and fraud, in addition to commissions owed to the receive agent in the event of cash payout.

Services

We offer money transfer services in more than 200 countries and territories, with a number of options for sending funds that provide consumers convenience and choice, through both our retail and digital money transfer channels.

•
Retail - The majority of our remittances constitute retail transactions in which payment is collected at an agent or owned location and is available for pick-up at another location, usually within minutes. We offer a variety of methods for consumers to initiate transactions. In select markets, consumers may stage a transaction either online or using a mobile device and subsequently pay for the transaction at one of our agent or owned locations. Additionally, in certain agent locations, consumers can enter a transaction at a self-service kiosk and subsequently pay for the transaction at the counter of the location.
•
Digital - In many countries and territories, consumers can initiate a money transfer from a Western Union branded website or mobile application or from sites and applications hosted by our third-party digital partners.

Consumers can fund a transaction in a variety of ways, in addition to cash. For example, at certain of our agent locations, consumers can fund a transaction using a debit card, and, where available, consumers can fund a money transfer from an account and through an account using an automated teller machine (“ATM”). In digital channels, consumers can generally fund transactions using a credit card, debit card, electronic funds transfer processed through the automated clearing house (“ACH”) payment system or similar system outside the United States, online banking direct payment methods, other bank account-based payment, or, where available, from our or our partners' digital wallets.

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

Distribution and Marketing Channels

We offer our Consumer Money Transfer services around the world primarily through our global network of agents and subagents in most countries and territories, with approximately 90% of our agent locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks, and retailers, and other established organizations as well as smaller independent retail locations, which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and leverage this local knowledge to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example, on nights and weekends. Our top 40 agents and partners globally have been with us for more than 20 years, on average, and in 2024, these long-standing relationships accounted for transactions that generated nearly 60% of our Consumer Money Transfer revenue. No individual agent or partner accounted for greater than 10% of the segment’s revenue during any of the periods presented.

We provide our agents with access to our multi-currency, real-time money transfer processing systems, which are used to originate and pay money transfers. Our systems and processes enable our agents to pay money transfers in over 130 currencies worldwide. Certain of our agents can pay in multiple currencies at a single location. Our agents provide the point-of-sale presence and facilitate the interface with Western Union required to complete the transfers. Western Union provides central operating functions such as transaction processing, settlement, marketing support, and consumer relationship management to our agents, as well as compliance training and related support. Some of our agents outside the United States, whom we refer to as master agents, manage subagents. Although the subagents are under contract with these master agents (and not with Western Union directly), the subagent locations typically have access to similar technology and services as our other agent locations. Our international agents often customize services as appropriate for their geographic markets. In some markets, individual agents independently offer specific services such as stored-value card or account payout options.

We have expanded the number of our owned and operated locations and our agent “concept stores,” in which we partner with agents who have demonstrated high-quality customer service and expertise in serving particular geographies or corridors. We believe that our owned locations and concept stores allow us to better control the customer experience, test new products and services, and acquire customers for our digital services at a lower cost.

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

Industry Trends

Trends in the volume of cross-border money transfer activity correlate with migration, global economic opportunity, and related employment levels worldwide. A significant trend that continues to impact the money transfer industry is increasing regulation. Regulations in the United States and elsewhere focus, in part, on anti-money laundering, anti-terrorist financing, consumer protection, transparent pricing, consumer privacy, data protection, and information security. Regulations require money transfer providers, banks, and other financial institutions to develop systems to prevent, detect, monitor, and report certain transactions. Such regulations increase the costs to provide money transfer services and can make it more difficult or less desirable for consumers and businesses to use money transfer services, either of which could have an adverse effect on money transfer providers’ revenues and operating income. Additionally, our ability to enter into or maintain exclusive arrangements with our agents has been and may continue to be challenged by both regulators and certain of our current and prospective agents. For further discussion of the regulatory impact on our business, see the Regulation discussion in this section, Part I, Item 1A, Risk Factors - “Risks Relating to Our Regulatory and Litigation Environment.”

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
•
Regional money transfer providers - Regional money transfer providers, or “niche” providers, provide the same services as global money transfer providers but focus on a smaller group of geographic corridors or services within one region, such as North America to the Caribbean, Central, or South America, or Western Europe to North Africa.
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

Consumer Services

Consumer Services primarily consists of our bill payment services in Argentina and the United States and our money order services. Also included are our retail foreign exchange services, media network, prepaid cards, lending partnerships, and the non-money transfer aspects of our consumer ecosystem, such as our digital wallet, which allows consumers in certain countries to load and spend funds. Consumer Services revenue represented 10% of our total consolidated revenues for 2024.

Our bill payment services provide fast and convenient options for consumers, businesses, and other organizations to make payments, including to utilities, auto finance companies, mortgage servicers, financial service providers, and government agencies. Generally, these bill payment services are initiated by consumers making a cash payment at an agent or an owned location or making a payment through westernunion.com. We believe our business partners, who receive payments through our services, benefit from their relationship with Western Union, as it provides them with real-time or near real-time posting of their customers’ payments. In many circumstances, our relationships with business partners also provide them with an additional source of income and reduce their expenses for handling of payments. Revenue from our bill payment services is derived primarily from transaction fees paid by customers and billers.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States tax-exempt state and municipal debt securities.

In our retail foreign exchange services, we provide consumers with access to exchange currencies at our retail locations, earning revenues for the difference between the exchange rate we set to the consumer and the rate at which we acquired the currency. In our media network, we earn revenues by reaching consumers with relevant offers and brand messages, in retail locations, on our websites and mobile applications, or on third-party sites. For non-money transfer aspects of our consumer ecosystem, we derive income primarily from transaction fees and contractual relationships with partners such as the issuing bank for Western Union-branded prepaid cards.

Intellectual Property

The Western Union trademarks and service marks and the Company’s Black & Yellow trade dress are used and/or registered worldwide and are material to our Company. We offer money transfer services under the Western Union®, Vigo®, and Orlandi Valuta® brands. We also provide various payment and other services under many brands and product names, including Pago Fácil®, Quick Collect®, Quick PaySM, and Quick Cash®. Our operating results have allowed us to invest significantly each year to support our brands, and in some regions, our agents have also contributed financial resources to assist with marketing our services. Additionally, we own patents and patent applications covering various aspects of our products and services, covering a range of technologies, including those related to money transfer, compliance analytics, fraud prevention, and mobile applications.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities, and many other countries and jurisdictions, including the European Union (“EU”). These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, drug trafficking, human trafficking, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, unclaimed property, the regulation of competition, consumer privacy, data protection, and information security. Failure by Western Union, our agents or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the suspension or revocation of a license or registration required to provide money transfer or payment services, the limitation, suspension, or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the “BSA”), and similar laws and regulations in the United States and abroad. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements may also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents and subagents inside and outside the United States, and certain states in the U.S. also require money transfer companies to conduct similar due diligence reviews. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent settlement agreements being reached with several large financial institutions.

Economic and trade sanctions programs administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations. We seek to provide limited money transfer and payment services to parties in Syria and certain regions of Ukraine in accordance with United States laws authorizing such services, and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC.

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

The majority of our EU business is managed through our Irish payment institution subsidiary, Western Union Payment Services Ireland Limited, which is regulated by the Central Bank of Ireland under the Second EU Payment Services Directive EU 2015/2366 (“PSD2”). PSD2 imposes rules on payment service providers like Western Union, aiming to drive increased competition, innovation, and transparency across the EU payments market, while enhancing consumer protection and the security of internet payments and account access. PSD2: (i) has increased the supervisory powers granted to member states with respect to activities performed by companies such as Western Union, and our agent network, (ii) provides for customer identity verification and authentication measures and agent monitoring responsibilities, (iii) provides member states with the ability to limit the types, nature, and amount of charges we may assess and increases customer refund rights, and (iv) increases information security and incident reporting responsibilities.

Under our PSD2 license and local EU member states’ implementing legislation and associated regulatory supervisory powers, guidelines, and regulatory technical standards, we are responsible for the regulatory compliance of our agents and their subagents. We are also subject to requirements such as capital and safeguarding rules, certain consumer protection requirements, information technology, and operational security risk management requirements, outsourcing oversight requirements, and periodic regulatory examinations similar to those in the United States. These rules have resulted in increased compliance and agent monitoring costs, regulatory guidelines and associated supervision, and increased competition across the payments industry as a result of the entry of many new payment service providers. We continue to monitor the impact on our business of PSD2 and associated regulatory guidelines and technical standards, including indicators of changes in the payment services market such as competition from new payment and electronic money license authorizations, including those by multinational online service and technology companies, and we are also monitoring the potential impact of the Third Payment Services Directive (“PSD3”), which will replace PSD2 but has not yet been brought into effect.

Our European Union digital money transfer business is managed through our Austrian banking subsidiary, which is regulated by the Austrian Financial Market Authority under the Austrian Banking Act. Its digital money transfer business is subject to payment services regulated under PSD2 and local implementing legislation. Following the United Kingdom's (“UK”) departure from the EU (“Brexit”), we also have a payment institution to conduct money remittance in the UK, which is authorized by the Financial Conduct Authority (“FCA”) and offers retail money transfer services via UK agents and our UK Branded Digital services. In addition, we have a subsidiary that operates under a banking license in Brazil.

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

Regulators worldwide are exercising heightened supervision of money transfer providers and banks’ relationships with money transfer providers and requiring increasing efforts to ensure compliance. As a result, we continue to incur significant compliance costs related to customer, agent, and subagent due diligence, verification, transaction approval, disclosure, and reporting requirements, including requirements to report transaction data to a greater extent or frequency than previously required, along with other requirements that have had and could continue to have a negative impact on our financial condition and results of operations.

Government agencies both inside and outside the United States may impose new or additional rules on money transfers affecting us, our agents, or their subagents, including regulations that:

•
prohibit, restrict, and/or impose taxes or fees on money transfer transactions in, to, or from certain countries or with certain governments, individuals, and entities;
•
impose additional customer identification, proof of legal residence, and customer, agent, and subagent due diligence requirements;
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

Consumer Protection Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (“CFPB”), which implements, examines compliance with, and enforces federal consumer protection laws governing financial products and services, including money transfer services. The CFPB has created additional regulatory obligations for us and has the authority to further define participants in markets for consumer financial products and services and examine and supervise us and our larger competitors, including for matters related to unfair, deceptive, or abusive acts and practices (“UDAAP”), the Electronic Funds Transfer Act (“EFTA”) and Regulation E. The CFPB’s regulations implementing the remittance provisions of the Dodd-Frank Act have affected our business in a variety of areas. These include: (i) a requirement to provide consumers sending funds internationally from the United States with enhanced, written, pre-transaction disclosures and transaction receipts, including the disclosure of fees, foreign exchange rates and taxes, (ii) an obligation to resolve various errors, including certain errors that may be outside our control, and (iii) an obligation at a consumer’s request to cancel transactions that have not been completed. We have modified certain of our systems, business practices, service offerings, and procedures to comply with these regulations. We also face liability for the failure of our money transfer agents to comply with the rules and have implemented and are continuing to enhance additional policies, procedures, and oversight measures designed to foster compliance by our agents. The extent of our and our agents’ implementation of these policies, procedures, and measures may be considered by the CFPB in any action or proceeding against us for noncompliance with the rules by our agents. The CFPB has also implemented a direct portal for gathering information regarding consumer complaints, including with respect to money transfers. The CFPB uses the information collected to help improve its supervision of companies, enforcement of federal consumer financial laws, and writing of rules and regulations. This effort may lead to additional regulations and regulatory scrutiny of our business. Most recently, the CFPB created a non-bank company registry to collect information about certain publicly available agency and court orders and facilitate CFPB supervision. We have registered with the CFPB, as required, uploaded the requested orders, and must additionally comply with annual attestation requirements.

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

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation (“EMIR”), as amended, and its technical standards, which are directly applicable in the member states of the EU and have been retained in the UK since Brexit, have subjected certain foreign exchange hedging transactions, including certain intercompany hedging transactions and certain of the corporate interest rate hedging transactions we may enter into in the future, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK, have implemented, are implementing, or may implement regulations similar to those described above. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will likely result in additional costs or impact the way we conduct any hedging activities.

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

Increasingly, data protection laws of countries outside of the United States are having a significant impact on our operations and the manner in which we provide our services. The EU has been particularly active in regulating data protection, and the EU’s approach is frequently followed by other jurisdictions. The trend in data protection laws is one of increasingly more stringent regulation. The GDPR, the Digital Operational Resilience Act, and other supranational, national, and provincial laws throughout the world are not uniform but typically include one or more of the following objectives:

•
regulating the collection, transfer, processing, storage, use and disclosure of personal information;
•
requiring clear notice to individuals of the processing of their personal information;
•
providing for individuals' rights of access, correction, and deletion with respect to their personal information;
•
restricting the use or disclosure of personal information for secondary purposes;
•
taking appropriate actions to protect the personal information;
•
maintaining and improving cybersecurity resilience;
•
conducting regular risk assessments;
•
managing third-party risks; and
•
reporting significant cybersecurity incidents in a timely manner.

A significant number of these data protection laws outside of the United States require us to provide, under certain circumstances, notification to affected individuals, data protection authorities, and/or other regulators in the event of a data breach. We have incurred and we expect will continue to incur expenses to meet the increasingly stringent requirements.

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

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and other legal obligations and requests, we make certain personal information available to certain United States federal, state, and foreign government agencies. In recent years, we have experienced data sharing requests by these agencies, including in connection with efforts to combat money laundering, terrorist financing, fraud, drug trafficking, and human trafficking. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory and law enforcement goals, and the protection of the individual’s right to privacy, may conflict or otherwise present challenges, and the law in these areas is not consistent or settled. The legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage.

For further discussion of risks related to current and proposed data privacy and security laws and regulations, see Part I, Item 1A, Risk Factors - “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations, and financial condition.”

Other

Some of our services are subject to card association rules and regulations. For example, an independent standards-setting organization, the Payment Card Industry (“PCI”) Security Standards Council, developed a set of comprehensive requirements concerning payment card account security through the transaction process, called the Payment Card Industry Data Security Standard (“PCI DSS”). All merchants and service providers that store, process and transmit payment card data are required to comply with PCI DSS as a condition to accepting credit cards. We are subject to annual reviews to ensure compliance with PCI regulations worldwide and are subject to fines if we are found to be non-compliant.

Human Capital Management

Our People

As of December 31, 2024, our businesses employed approximately 9,100 individuals, of which approximately 1,400 employees are located inside the United States. Our employees span more than 50 countries.

Attracting, Developing, and Engaging Employees

Our recruitment efforts focus on identifying internal and external talent with skills that are critical to our business strategy, such as skills in technology, cloud, data architecture, cybersecurity, payment systems, and other areas of expertise. We actively assess our new talent needs, evaluate the extent to which current staff have critical skills, and provide training and development to our global workforce to build these capabilities. Our recruiting team uses multiple channels to find, assess, and hire employees. As a global company operating in more than 200 countries and territories, we are focused on hiring high-caliber talent that possess a diverse set of skills and experiences and who reflect the diversity of the communities we serve. We aim to create a culture of belonging to support retention and career growth and recognize the strategic importance of belonging in our workforce and in our talent management practices.

Our employee development philosophy centers around learning and empowerment. To position our people for success, we provide our employees with access to a variety of learning, including self-paced digital and facilitated formats. Employees also gain valuable experiences through on the job learning, special assignments and projects, and coaching and mentoring. We provide tools and resources to enable employees and leaders to have quality performance and career conversations to further enable employees to learn and grow. As part of our commitment to a culture of ethics and compliance, we provide new employees with mandatory education related to compliance, ethics, privacy, and information security. Existing employees also receive annual training on these topics.

We assess employee engagement regularly. Our employee engagement approach includes periodic surveys to help leaders better understand what our employees are thinking, what they value, and what they need. We benchmark our engagement results against global peers to better understand our strengths and areas of opportunity. Our ongoing goals include listening to our employees and ensuring that our employees are informed, feel that their concerns are heard, and are empowered to make decisions. We also have site leaders in office locations with more than five employees. The site leader program is an important tool to ensure we have key leaders around the globe delivering consistent messages about our strategy, our values and behaviors, and our customers, while building a deep sense of engagement among our employees.

As of December 31, 2024, over 50% of our global workforce were women and 36% of senior management-level and above positions were held by women. Our leadership team has diverse backgrounds, with wide-ranging, global and cultural experience. Three out of our seven executive officers identify as diverse, including one who is female, one who identifies as Black/African-American, and one who identifies as Hispanic/Latino. Six of our eleven directors are diverse, including four directors who are female and four directors who identify as Hispanic/Latino, Asian, American Indian, or LGBTQ+.

Compensation, Benefits, and Wellness

We seek to provide compensation that motivates, retains, and rewards our employees and attracts future talent. We offer packages designed to inspire the delivery of exceptional performance and results to help us deliver on our business strategy, stockholder commitments, and Company values. To guide our annual compensation processes, we examine and benchmark market data for countries where we operate, as available data allows.

We strive to achieve equal pay for equal work. We regularly review and update salary ranges and perform internal pay equity reviews, with the goal of developing impartial and competitive pay practices and aligning salaries to local market conditions and cost-of-labor changes. We also offer employees multiple channels to raise pay equity concerns, such as our human resources team, ethics helpline, and legal department.

Our benefit packages aim to support the health and well-being of our employees and their families, including same sex domestic partners in all countries where legally permissible. Our benefit packages vary among countries based on laws, cultural norms, and market practices. Benefits generally available to full-time employees include medical benefits, risk insurance benefits (life, disability, and accidental death and dismemberment), global adoption assistance, our employee assistance program (counseling, legal, and other professional services), paid leave, a scholarship program available to employees with college-age children, a global recognition and reward program, and business travel assistance and insurance.

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

Information About our Executive Officers

Our executive officers consist of the individuals listed below:

Name	Age	Position
Devin McGranahan	55	President, Chief Executive Officer, and Director
Matt Cagwin	50	Executive Vice President, Chief Financial Officer
Benjamin Adams	53	Executive Vice President, Chief Legal Officer
Giovanni Angelini	55	President, Europe, Africa, and MEPA
Cherie Axelrod	59	Executive Vice President, Chief Risk and Compliance Officer
Rodrigo Garcia Estebarena	52	President, North America
Andrew Walker	58	Executive Vice President, Chief Operations Officer

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

Giovanni Angelini is our President, Europe, Africa, and MEPA (from October 2024) and previously served as our President, Europe and Africa (from September 2022 to October 2024). Mr. Angelini previously served as Head of Global Independent Channels and Senior Vice President and General Manager, Global Money Transfer Consumer Network. Earlier in his career, from 1996 until early 2002, he was a Senior Manager at Bain & Company in Italy. From 2002 to 2011, he served as General Manager of Angelo Costa Group (a former Western Union Master Agent). Following the acquisition of the Angelo Costa business by Western Union in 2011, Mr. Angelini became CEO of Angelo Costa and Finint, and then Head of Independent Channels, Europe at Western Union.

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
•
Our ability to remain competitive depends in part on our ability to protect our trademarks, patents, and other intellectual property rights and to defend ourselves against potential intellectual property infringement claims.

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
•
Risks Relating to Our Regulatory and Litigation Environment.

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

The global economy has experienced in recent years, and may experience, downturns, volatility, and disruption, and we face certain risks relating to such events, including:

•
Demand for our services could soften, including due to low consumer confidence, high unemployment, high inflation, changes in foreign exchange rates, changes in monetary policy, reduced global trade, including from trade disruptions, trade restrictions, or tariffs, or other events, such as civil unrest, war, terrorism, natural disasters, including those related to climate change, public health emergencies or epidemics, and any changes arising as a result of the recent United States elections. For example, in March 2022, we suspended our operations in Russia and Belarus, due to the Russia/Ukraine conflict (the “Conflict”), which has had an adverse effect on our business, financial condition, results of operations, and cash flows. The Conflict has had and is expected to continue to have broader implications to our overall business, including reduced transaction activity in Ukraine.
•
Our Consumer Money Transfer business relies in large part on migration, which often brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws and their enforcement, including the potential for large scale deportations, restrictions on immigration and travel, and political or other events (such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition, results of operations, and cash flows.
•
Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. The prospect of reduced job opportunities, especially in the retail, healthcare, construction, hospitality, agriculture, and technology industries, or weakness in regional economies could adversely affect the number of money transfer transactions, the principal amounts transferred, and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions or immigration laws and their enforcement, including the potential for large scale deportations, our financial condition, results of operations, and cash flows may be adversely affected.

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

Money transfer and payment services are highly competitive industries which include service providers from a variety of financial and non-financial business groups. Our competitors include consumer money transfer companies, banks and credit unions (including interbank partnerships), card associations, web-based services, mobile money transfer services, payment processors, card-based payments providers such as issuers of e-money, travel cards, or stored-value cards, digital wallets, informal remittance systems, automated teller machine providers and operators, phone payment systems (including mobile phone networks), postal organizations, retailers, check cashers, mail and courier services, currency exchanges, and digital currencies, including cryptocurrencies and cryptocurrency exchanges. These services are differentiated by features and functionalities such as brand recognition, customer service, trust and reliability, distribution network and channel options, convenience, price, speed, variety of payment methods, service offerings and innovation. Our business, distribution network and channel options, such as our digital channels, have been and may continue to be impacted by increased competition, including from new competitors and the consolidation of competitors and the expansion of their services, which could adversely affect our financial condition, results of operations, and cash flows. For example, we have experienced increased competition in money transfers sent and received within the United States from competitors that do not charge a fee to send or receive money through bank accounts. The potential international expansion of these competitors could represent significant competition to us.

Our future success depends on our ability to compete effectively in money transfer and payment services. For example, if we fail to price our services appropriately, consumers may not use our services, which could adversely affect our business and financial results. In addition, we have historically implemented and will likely continue to implement price reductions from time to time, in response to competition and other factors. Price reductions generally reduce margins and adversely affect financial results in the short term and may also adversely affect financial results in the long term if transaction volumes do not increase sufficiently. Further, failure to compete on service differentiation and service quality could significantly affect our future growth potential and results of operations.

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

A number of factors could adversely affect customer confidence in our business, or in consumer money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•
changes or proposed changes in laws or regulations or regulator or judicial interpretation thereof that have the effect of making it more difficult or less desirable to transfer money using consumer money transfer and payment service providers, including additional consumer due diligence, identification, proof of legal residence, reporting, and recordkeeping requirements;
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
•
federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data either pursuant to requirements under our consent agreements or other requirements or to a greater extent than is currently required;
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

Most of our Consumer Money Transfer revenue is derived through our agent network. Some of our international agents have subagent relationships in which we are not directly involved. If, due to competition or other reasons, agents or their subagents decide to leave our network, or if we are unable to sign new agents or maintain our agent network under terms acceptable to us or consistent with those currently in place, or if our agents are unable to maintain relationships with or sign new subagents, our revenue and profits may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent, an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship, an agent’s or its subagents’ unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures, or agent registration and monitoring requirements or increased costs or loss of business as a result of difficulty for us, our agents, or their subagents in establishing or maintaining relationships with banks needed to conduct our services. In recent years, we have had a significant retail agent stop offering our services, and another stopped offering cash-based services at their retail locations. These changes have impacted and will continue to adversely impact our revenue. In addition, agents may generate fewer transactions or less revenue for various reasons, including increased competition, political unrest, changes in the economy, or factors impacting our agents’ ability to settle with us, and the cost of maintaining agent or subagent locations has increased and may continue to increase because of enhanced compliance efforts or changes to compliance requirements. Because an agent is a third-party that engages in a variety of activities in addition to providing our services, it may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations and/or hours of operation, or cease doing business altogether.

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

Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry and regulatory standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) and agent needs and preferences, technology advances, such as artificial intelligence and machine learning, and new and enhanced products and services such as technology-based money transfer and payment services, including internet, digital wallet, other mobile money transfer services, and digital currencies, including cryptocurrencies. Failure to respond timely and well to these challenges could adversely impact our business, financial condition, results of operations, and cash flows. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than our traditional cash/agent model or our current electronic money transfer model.

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

We operate in almost all developing markets throughout the world. In many of these markets, our foreign currency exposure is limited because most transactions are receive transactions, and we currently reimburse the significant majority of our agents and disbursement partners in United States dollars, Mexican pesos, or euros for the payment of these transactions. However, in certain of these developing markets we settle transactions in local currencies and generate revenue from send transactions. Our exposure to foreign currency fluctuations in those markets is increased as these fluctuations impact our revenues and operating income.

We utilize a variety of planning and financial strategies to help ensure that our worldwide cash is available where needed, including decisions related to the amounts, timing, and manner by which cash is repatriated or otherwise made available from our international subsidiaries. Changes in the amounts, timing, and manner by which cash is repatriated (or deemed repatriated) or otherwise made available from our international subsidiaries, including changes arising from new legal or tax rules, disagreements with legal or tax authorities concerning existing rules that are ultimately resolved in their favor, or changes in our operations or business, could result in material adverse effects on our financial condition, results of operations, and cash flows, including our ability to pay future dividends or make share repurchases. Rules implemented by regulators may also restrict our ability to distribute excess cash balances from our subsidiaries. For further discussion regarding the risk that our future effective tax rates could be adversely impacted by changes in tax laws, both domestically and internationally, see risk factor “Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense” below.

Money transfers and payments to, from, within, or between particular countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties or government restrictions imposed by foreign governments or the United States. Government sanctions imposed with respect to Russia and Ukraine in February 2022 impacted our ability to offer services in the region, and in March 2022, we voluntarily suspended our operations in Russia and Belarus due to the Conflict. Further or prolonged instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations. Occasionally agents or their subagents have been required by their regulators to cease offering our services; see risk factor “Regulatory initiatives and changes in laws, regulations, industry practices and standards, and third-party policies affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. Additionally, economic or political instability or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries, or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

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

The significant majority of our Consumer Money Transfer activity and our bill payment and money order activity is conducted through agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers, and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include master agents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are generally not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud, or otherwise fails to pay money order, money transfer, or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer.

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

In many countries, we offer consumers the ability to transfer money utilizing their bank account or credit or debit card via websites and mobile devices. These transactions have experienced and continue to experience a greater risk of fraud and higher fraud losses than transactions initiated at agent locations. Additionally, money transfers funded by ACH, or similar methods, are not preauthorized by the sender’s bank and carry the risk that the account may not exist or have sufficient funds to cover the transaction. We apply verification and other tools to help authenticate transactions and protect against such fraud. However, these tools are not always successful in protecting us against fraud. As the merchant of these transactions, we may bear the financial risk of the full amount sent in some of the fraudulent transactions. Issuers of credit and debit cards may also incur losses due to fraudulent transactions through our distribution channels and may elect to block transactions by their cardholders in these channels with or without notice. We may be subject to additional fees or penalties if the amount of chargebacks exceeds a certain percentage of our transaction volume. Such fees and penalties increase over time if we do not take effective action to reduce chargebacks below the threshold, and if chargeback levels are not ultimately reduced to acceptable levels, our merchant accounts could be suspended or revoked, which would adversely affect our results of operations.

Risks Relating to Cybersecurity and Third-Party Vendors

Breaches of our information security safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows.

As part of our business, we collect, transfer, and retain confidential and personal information about consumers, business customer representatives, employees, applicants, agents and other individuals. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations, and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions in which we operate and may impact our business operations, are designed to protect the privacy and security of personal information, to prevent that information from being inappropriately accessed, used, or disclosed, and to protect financial services providers and other regulated entities and their customers, as well as information technology systems, from cyber attacks. Hackers, employees acting contrary to our policies, or others could circumvent the administrative, technical, and physical safeguards we have designed to comply with applicable legal requirements and may improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, as well as to improperly access, obtain, misuse, or disclose sensitive business information or personal information about our consumers, business customer representatives, employees, applicants, agents, or others. It is also possible that any of our third-party service providers or agents could experience a cybersecurity incident or intentionally or inadvertently use, disclose, or make available sensitive business or personal information to unauthorized parties in violation of law or their contract with us. Such risk of a third-party service provider or agent’s cybersecurity or other data incident is significant as much of our data and our customers’ data is collected and stored by our agents and other third parties, including providers of cloud-based software services. Security incidents have the potential to impose material costs on the Company and, despite measures that the Company takes to prevent and mitigate such incidents, there can be no assurance that security incidents will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or to detect for significant periods of time. Additionally, transactions undertaken through our websites or other digital channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of sensitive business information or the personal information of consumers, business customer representatives, employees, applicants, agents, or other individuals, could result in material costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

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

We and our vendors have been, and continue to be, the subject of cyber attacks, including distributed denial of service and ransomware attacks. These attackers and attacks are increasingly sophisticated and primarily aimed at either interrupting our business or exploiting information security vulnerabilities, both of which expose us to financial losses. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation. Disruptions related to cybersecurity have not caused any material interruption to our business, strategy, results of operations, or financial condition. There can be no assurance that such attacks will not have a material adverse impact on the Company in the future. The safeguards we have designed to help prevent future security incidents, systems disruptions, and misappropriation of confidential or proprietary data and to comply with applicable legal requirements may not be successful, and we may experience material security incidents, disruptions, or other problems in the future. For more information on our policies and procedures surrounding cybersecurity, see Part I, Item 1C, Cybersecurity.

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

We rely on our agents’ technology systems and/or processes to obtain transaction data. Any significant damage or interruptions in the computer information systems of our agents or other partners could result in a disruption in providing our services to consumers at their locations. Additionally, if an agent or its subagent experiences a breach of its systems, if there is a significant disruption to the technology systems of an agent or its subagent, if an agent or its subagent does not maintain the appropriate controls over their systems, or if we are unable to demonstrate adequate oversight of an agent’s or subagent’s handling of those matters, we may experience reputational and other harm which could result in losses to the Company.

We receive services from third-party vendors that would be difficult to replace if those vendors ceased providing such services adequately or at all. Cessation of or defects in various services provided to us by third-party vendors could cause temporary disruption to our business.

Some services relating to our business, such as cloud-based software service providers, software application support, the development, hosting, monitoring, and maintenance of our operating systems, merchant acquiring services, call center services, check clearing, processing of returned checks, and other operating activities are outsourced to third-party vendors, which would be difficult to replace quickly. If our third-party vendors were unwilling or unable to provide us with these services in the future, due to system outages, labor shortages, price or other contract disputes, or otherwise, our business and operations could be adversely affected.

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
•
managing geographically separated organizations, systems, and facilities and integrating personnel with diverse business backgrounds and organizational cultures;
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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, on July 1, 2023, we completed the sale of our Business Solutions business. Divestitures involve risks, including difficulties in the separation of operations, services, products, and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees, and the retention of uncertain contingent liabilities related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may not realize the anticipated benefits from the introduction of new business services, and we may experience disruptions in our Company and our workforce as a result of attempting these initiatives.

Our strategy includes the regular introduction of new products and services in order to meet the evolving needs of our customers. However, there are several risks associated with the development and implementation of new products and services that could adversely affect our business, financial condition, and results of operations. The process of developing new products and services or enhancing our existing products and services is complex, costly and uncertain. These product and service introductions carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In addition, the new products and services offered may not be adopted by customers.

We often partner with other businesses, particularly in cross-border transactions, and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships as we introduce new products and services that our existing partners may be unable or unwilling to support. In addition, there are costs and potential operational changes involved in acquiring and maintaining new licenses for new products or services, and we could be subject to enforcement actions, fines, and litigation if we are found to violate any of these requirements.

Our competitors may devote greater resources to the development, introduction, and sale of competitive products, offer lower prices, or offer more innovative products and services. There are no assurances the new services will achieve the requisite market acceptance to justify the investment, as those new services may not generate the anticipated level of demand or take longer to do so, either of which could adversely affect our financial condition and results of operations.

We may not realize all of the anticipated benefits from restructuring and other related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and we may experience disruptions in our workforce as a result of those initiatives.

Over the past few years, we have been engaged in restructuring actions and activities associated with business transformation, productivity improvement initiatives, and expense reduction measures. For example, in October 2022, we announced an operating expense redeployment program which aims to redeploy investment and expenses in our cost base, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people costs. We may implement additional initiatives in future periods. There can be no assurance that the increased operational effectiveness, productivity, and other anticipated benefits will be realized, and the investment and costs to implement such strategic initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations, and may make it more difficult to attract and retain key personnel, any of which could negatively impact our results of operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these or similar initiatives, the costs to implement future initiatives are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

General Risks

Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates and corresponding effects on our financial condition, results of operations and cash flows could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, in August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. Based on our evaluation of the IRA, we do not believe we will be subject to the 15% book minimum tax in the near term. However, we will continue to monitor the application of the minimum tax in future periods.

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

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local and foreign taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of tax exposures. As of December 31, 2024, the total amount of tax contingency reserves was a liability of $17.9 million, including accrued interest and penalties, net of related items. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could have a material effect on our effective tax rate, financial condition, results of operations, and cash flows in the current period and/or future periods. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in the facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

Our business, financial condition, results of operations, and cash flows could be harmed by adverse rating actions by credit rating agencies.

Downgrades in our credit ratings, or their review or revision to a negative outlook, could adversely affect our business, financial condition, results of operations, and cash flows, and could damage perceptions of our financial strength, which could adversely affect our relationships with our agents, particularly those agents that are financial institutions or post offices, and our banking and other business relationships. In addition, adverse ratings actions could result in regulators imposing additional capital and other requirements on us, including imposing restrictions on the ability of our regulated subsidiaries to pay dividends. Also, any downgrade will increase our interest expense under our term loan facility, a downgrade below investment grade will increase our interest expense under certain of our notes and our revolving credit facility, and any significant downgrade could increase our costs of borrowing money more generally or adversely impact or eliminate our access to the commercial paper market, each of which could adversely affect our business, financial condition, results of operations, and cash flows.

There can be no guarantee that we will continue to make dividend payments or repurchase stock.

For risks associated with our ability to continue to make dividend payments or repurchase shares, please see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our ability to remain competitive depends in part on our ability to protect our trademarks, patents, and other intellectual property rights and to defend ourselves against potential intellectual property infringement claims.

The Western Union brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union® trademark or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union® trademarks, the Vigo®, Orlandi Valuta®, Pago Fácil®, Quick Collect®, Quick PaySM, Quick Cash®, and other trademarks and service marks are also important to our Company, and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

As of December 31, 2024, we held $1.3 billion in investment securities, the majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by one of our investment managers to effectively manage our investment portfolio consistently with investment mandates, or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2024, we had approximately $2.9 billion in consolidated indebtedness, and we may also incur additional indebtedness in the future. Furthermore, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, and we are required to pay the final installment in 2025.

Our indebtedness and tax obligations could have adverse consequences, including:

•
limiting our ability to pay dividends to our stockholders or to repurchase stock consistent with our historical practices;
•
increasing our vulnerability to changing economic, regulatory, and industry conditions;
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

Much of our success depends on our ability to attract, retain, and develop key employees. Qualified individuals with experience in our industry are in high demand, and we have faced and will continue to face competition globally to attract and retain a diverse workforce with skills that are critical to our success. In addition, legal or enforcement actions against compliance and other personnel in the money transfer industry may affect our ability to attract and retain key employees. Further, any failure to have in place and execute an effective succession plan for key employees could harm our business.

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

Our services are subject to increasingly strict legal and regulatory requirements, including those related to detecting and preventing money laundering, countering terrorist financing, fraud, drug trafficking, human trafficking, and other illicit activity, and administering economic and trade sanctions. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For many years we have made significant additional investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Failure by Western Union, our agents or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the suspension or revocation of a license or registration required to provide money transfer or payment services, the limitation, suspension, or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services

We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar laws in other countries, such as the Bribery Act in the UK, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between commercial enterprises. Because our services are offered in virtually every country of the world, we face significant risks associated with our obligations under the FCPA, the Bribery Act, and other national anti-corruption laws. Any determination that we have violated these laws could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Our United States business is subject to reporting, recordkeeping, and anti-money laundering provisions of the BSA and to regulatory oversight and enforcement by the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury. We have subsidiaries in Brazil and Austria that are subject to banking regulations. Under PSD2, the EU Anti-Money Laundering Directives as amended, and equivalent UK legislation, our operating companies that are licensed in the EU and UK have increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, and agent oversight and monitoring requirements, as well as broader supervision by EU member states. Our Canadian business is subject to the Retail Payment Activities Act, which will require registration of our operations and our ongoing compliance with risk management, funds safeguarding, recordkeeping, and reporting regulations. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased, including in the EU Anti-Money Laundering Directives as amended. These laws and proposed new related financial services laws, including PSD3 and the EU AML Package (comprising the Sixth AML Directive, the AML Regulation, and the AML Authority Regulation), all of which will be supplemented by various regulatory guidelines and technical standards, have increased and will continue to increase our costs and competition in some or all of our areas of service. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.

Participants in the remittance industry, including Western Union, remain under scrutiny from government regulators and others in connection with the industry's ability to prevent its services from being abused by people seeking to defraud others. The ingenuity of criminal fraudsters, combined with the potential susceptibility to fraud by consumers, make the prevention of consumer fraud a significant and challenging problem. Our failure to continue to help prevent such frauds and increased costs related to the implementation of enhanced anti-fraud measures, or a change in fraud prevention laws or their interpretation or the manner in which they are enforced has had, and could in the future have, an adverse effect on our business, financial condition, results of operations, and cash flows.

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

The requirements under PSD2, the Dodd-Frank Act, and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased compliance costs, and in the event we or our agents or their subagents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

As a result of Brexit, we also have a payment institution to conduct money remittance in the United Kingdom (“UK”), which is authorized by the FCA and offers retail money transfer services via UK agents and our UK Branded Digital services. As a result, we are required to comply with differing regulatory requirements in the UK as a result of divergence from established EU regulation, making it more costly for us to provide our services. We continue to monitor developments in this area, such as the Financial Services and Markets Act that recasts the UK regulatory framework and gives the UK Government the power to repeal retained EU financial services legislation and create new regulator rule-making powers.

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

In addition, U.S. policy makers have sought and may continue to seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico or other jurisdictions. For example, in 2023, the Federal Reserve Bank of New York announced actions that banned several Iraqi banks, some of whom were our agents, from conducting U.S. dollar transactions. Members of the new administration in the United States and other policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state and one U.S. territory have passed laws imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers and the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service, or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer service providers like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements, or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Our agents and their subagents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. Material changes in the regulatory requirements for offering money transfer services, including with respect to anti-money laundering requirements, sanctions, fraud prevention, licensing requirements, consumer protection, customer due diligence, agent registration, or increased requirements to monitor our agents or their subagents in a jurisdiction important to our business have meant and could continue to mean increased costs and/or operational demands on our agents and their subagents, which have resulted and could continue to result in their attrition, a decrease in the number of locations at which money transfer services are offered, an increase in the commissions paid to agents and their subagents to compensate for their increased costs, and other negative consequences. For example, in 2023, the Federal Reserve Bank of New York announced actions that banned several Iraqi banks, some of whom were our agents, from conducting U.S. dollar transactions. As a result of those actions and any other actions that may be taken by the U.S. government related to Iraq, our business has been, and may continue to be, adversely impacted.

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

The types of enterprises that are legally authorized to act as our agents and their subagents vary significantly from one country to another. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents or their subagents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents and their subagents. For example, a requirement that a money transfer provider be a bank or other highly regulated financial entity could increase significantly the cost of providing our services in many countries where that requirement does not exist today or could prevent us from offering our services in an affected country. Further, any changes in law that would require us to provide money transfer services directly to consumers as opposed to through an agent network (which would effectively change our business model) or that would prohibit or impede the use of subagents could significantly and adversely impact our ability to provide our services, and/or the cost of our services, in the relevant jurisdiction. Changes mandated by laws which make Western Union responsible for acts of its agents and their subagents while they are providing the Western Union money transfer service increase our risk of regulatory liability and our costs to monitor our agents’ or their subagents’ performance.

Although most of our Vigo and Orlandi Valuta branded agents also offer money transfer services of our competitors, many of our Western Union branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements where permitted and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Various jurisdictions continue to increase their focus on the potential impact of agent agreements on competition and could further restrict our ability to enter into exclusive arrangements. Already, several countries in Eastern Europe, the Commonwealth of Independent States, Africa, and Asia have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions.

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

Rules and regulations implemented under the Dodd-Frank Act have made and continue to make significant structural reforms and new substantive regulation across the financial services industry. The CFPB’s regulations, including for matters related to UDAAP, EFTA, and Regulation E, have changed the way we operate our business and along with other potential changes under CFPB regulations could adversely affect our operations and financial results. In addition, the Dodd-Frank Act and interpretations and actions by the CFPB have had, and could continue to have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, delaying our ability to respond to marketplace changes, requiring us to alter our products and services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could adversely affect our business. In addition, these regulations impose responsibility on us for any related compliance failures of our agents.

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

We are subject to extensive requirements relating to data privacy and security under federal, state, and foreign laws. These laws and requirements continue to evolve and may become increasingly difficult to comply with. For example, the

FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in significant fines and multi-year agreements governing the settling companies’ privacy practices. In addition, the SEC and the New York State Department of Financial Services (“NYDFS”) have enacted new rules or amendments to existing rules that have modified reporting requirements and added new prescriptive requirements relating to cybersecurity programs or expanded existing requirements. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state, and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, in 2018, the EU implemented the GDPR, and other countries have enacted similar legislation, such as Brazil’s General Data Protection Law (“LGPD”), which became effective in 2020, China’s Personal Information Protection Law (“PIPL”), which became effective in November 2021, and India’s Digital Personal Data Protection Act (“DPDPA”) passed in August of 2023. The GDPR, LGPD, PIPL, and DPDPA impose obligations and present the risk of substantially increased penalties for non-compliance, including the possibility of not only fines but also enforcement action that may require an organization to cease certain of its data processing activities. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, in 2020 the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for companies transferring personal data from the EU to the U.S., and imposed additional obligations on companies such as Western Union when transferring personal data from the EU to the U.S. and other jurisdictions. We have incurred, and we expect to continue to incur, expenses to meet the obligations of the GDPR and other similar legislation and new interpretations of their requirements. We are also subject to data privacy and security laws in various states, such as the California Consumer Privacy Act and the Colorado Privacy Act, that impose heightened data privacy requirements on companies that collect information from state residents and create a broad set of privacy rights and remedies modeled in part on the GDPR. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

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

In early 2017, the Company entered into a Deferred Prosecution Agreement with the United States Department of Justice and certain United States Attorney’s Offices (the “DPA”), a Stipulated Order for Permanent Injunction and Final Judgment (the “FTC Consent Order”) with the United States Federal Trade Commission (“FTC”), a Consent to the Assessment of Civil Money Penalty with FinCEN, and settlement agreements with various state attorneys general (collectively, the “Joint Settlement Agreements”) to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also required the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and recordkeeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. Western Union has continuing obligations under the FTC Consent Order, which is a permanent injunction, as well as the requirement to submit annual reports to the FTC through January 2028. The ongoing obligations under the Joint Settlement Agreements have had and could have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has also faced actions from other regulators as a result of the Joint Settlement Agreements. For example, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA with the DOJ and with certain other United States Attorney’s Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to a consent order with the NYDFS, which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. The term of the DPA expired in January 2020, and it was dismissed in March 2020, and the term of the Independent Compliance Auditor under the FTC Consent Order ended in May 2020. Notwithstanding, if the Company fails to comply with its continuing obligations under the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards, or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Our business is, and may in the future be, the subject of litigation, including purported class action litigation, and governmental investigations and enforcement actions, which could result in material settlements, judgments, fines, or penalties. Responding to litigation, investigations, or enforcement actions also diverts considerable time and resources from management and, regardless of the outcome, can result in significant legal expense.

As a company that provides global financial services primarily to consumers, we are, and may in the future be, subject to litigation, including purported class action litigation, and governmental investigations and enforcement actions alleging violations of consumer protection, anti-money laundering, sanctions, drug trafficking, human trafficking, securities laws, and other laws, both foreign and domestic, including those related to the facilitation of illegal, improper, or fraudulent activity. Our industry is under continuing scrutiny from federal, state, and international regulators in connection with the potential for such illegal, improper, or fraudulent activities. Any such regulatory enforcement may be applied inconsistently across the industry, resulting in increased costs for the Company that may not be incurred by competitors. We also are subject to claims asserted by consumers based on individual transactions.

Responding to litigation, investigations, or enforcement actions also diverts considerable time and resources from management and, regardless of the outcome, is associated with significant legal expense. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses, or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement are likely to continue to result in changes to our business, as well as increased costs, supervision, and examination for both ourselves and our agents and subagents. These developments have had, and we believe will continue to have, an adverse effect on our business, financial condition, and results of operations, and in turn may result in additional litigation or other actions. For more information, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Commitments and Contingencies.

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
•
We periodically conduct test exercises to review our cybersecurity controls and resilience and to identify improvements.
•
Our third-party risk assessment program identifies, assesses, and monitors vendors for risk. These include information technology and cybersecurity vendors who are part of our digital supply chain.

Our cybersecurity governance framework is designed to manage cybersecurity risks at all levels of the organization. As part of this governance framework, our Board of Directors regularly devotes time during its meetings to review and discuss the most significant risks facing the Company, including cybersecurity threats, and management’s process for identifying, prioritizing, and responding to them. The Audit Committee of the Board of Directors assists the Board in overseeing the significant risk exposures facing the Company and regularly reviews cybersecurity risks at its committee meetings. Cybersecurity risks are integrated into the broader company risk management system through our Information Security and Privacy Committee (“ISPC”), which is a subcommittee of our Enterprise Risk Committee (the “ERC”), is co-chaired by the Chief Information Security Officer and Chief Privacy Officer and consists of senior leaders across the company. The ISPC is charged with oversight, advisory, and decision-making responsibilities with respect to information security and privacy risks. The Chief Information Security Officer is responsible for communicating cybersecurity risks to the Audit Committee and Board of Directors. Our cybersecurity program, led by our Chief Information Security Officer, who reports to our Chief Risk and Compliance Officer, has a team of dedicated, experienced cybersecurity professionals responsible for day-to-day security operations and strategic cybersecurity programs. The Chief Information Security Officer has over 20 years of experience in security risk management, with over 10 years of experience leading cybersecurity teams. All employees are responsible for protecting Western Union’s data and systems and are required to follow Western Union’s cybersecurity policies.

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

Item 2. Properties

Properties and Facilities

As of December 31, 2024, we occupied facilities in approximately 45 countries. All of these facilities were leased. Our office in Denver, Colorado serves as our corporate headquarters. Our offices in Dublin, Ireland, and Dubai, United Arab Emirates represent key operational and leadership locations. We also operate shared service centers in Lithuania, Costa Rica, India, and the Philippines. Our facilities are shared and primarily used for operational, sales, and administrative purposes in support of our Consumer Money Transfer and Consumer Services segments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 2,716 stockholders of record as of February 14, 2025. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Share Repurchases

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2024:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased(a)	Paid per Share(c)	Plans or Programs(b)	Programs (in millions)
October 1 - 31	9,256	$11.78	—	$170.9
November 1 - 30	16,979	$10.72	—	$170.9
December 1 - 31	25,508	$10.82	—	$1,000.0
Total	51,743	$10.96	—

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.
(b)
On February 10, 2022, our Board of Directors authorized $1.0 billion of common stock repurchases, and this authorization expired December 31, 2024. On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.
(c)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Stock-Based Compensation Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend and Share Repurchases Policy

During 2024 and 2023, the Board of Directors declared quarterly cash dividends of $0.235 per common share. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice, and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will depend primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations, and their ability to pay dividends and distribute cash may be restricted. In addition, the Tax Act imposes a tax on certain of our previously undistributed foreign earnings, and we are required to pay the final installment in 2025, as discussed in the Capital Resources and Liquidity section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. This payment will adversely affect our cash flow and liquidity and may adversely affect future share repurchases.

On February 4, 2025, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10‑K. This Annual Report on Form 10‑K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10‑K. See the discussion under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and under the heading “Forward-Looking Statements” below.

Overview

We are a leading provider of cross-border, cross-currency money movement, payments, and digital financial services and conduct business in the following operating segments:

•
Consumer Money Transfer - Our Consumer Money Transfer segment facilitates money transfers, which are primarily sent from our retail agent and owned locations worldwide or through websites and mobile devices. Our money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Consumer Services - Our Consumer Services segment includes our bill payment services, money order services, retail foreign exchange services, media network, prepaid cards, lending partnerships, and digital wallets.

On August 4, 2021, we entered into an agreement to sell our Business Solutions business, and the final closing for this transaction occurred on July 1, 2023. Accordingly, we no longer report Business Solutions revenues and operating expenses after July 1, 2023. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Divestitures and Goodwill for further information related to our Business Solutions divestiture.

Additional information regarding our segments is provided in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2024 compared to the same period in 2023. For discussion of our consolidated results of operations and segment results for the year ended December 31, 2023 compared to the same period in 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

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

The following table sets forth our consolidated results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	% Change
Revenues	$4,209.7	$4,357.0	(3)%
Expenses:
Cost of services	2,620.5	2,671.7	(2)%
Selling, general, and administrative	863.4	867.8	(1)%
Total expenses	3,483.9	3,539.5	(2)%
Operating income	725.8	817.5	(11)%
Other income/(expense):
Gain on divestiture of business	—	18.0	(a)
Interest income	11.9	15.6	(24)%
Interest expense	(119.8)	(105.3)	14%
Other income, net	0.7	—	(a)
Total other expense, net	(107.2)	(71.7)	50%
Income before income taxes	618.6	745.8	(17)%
Provision for/(benefit from) income taxes	(315.6)	119.8	(a)
Net income	$934.2	$626.0	49%
Earnings per share:
Basic	$2.75	$1.69	63%
Diluted	$2.74	$1.68	63%
Weighted-average shares outstanding:
Basic	340.0	370.8
Diluted	341.1	371.8

(a)
Calculation not meaningful.

Revenues Overview

Revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the send and receive funding method, the principal amount sent, and, when the money transfer involves different send and receive currencies, the difference between the exchange rate we set to the customer and a rate available in the wholesale foreign exchange market. We also offer other consumer services, for which revenue is impacted by similar factors.

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency revenues translate revenues denominated in foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency results are also net of the impact of Argentina inflation due to its economy being hyperinflationary. We have also disclosed the impact of the Business Solutions divestiture on our revenues in the table below. Constant currency measures and measures that exclude the impact of divestitures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, net of the hyperinflationary Argentine economy, and divestitures of our businesses, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility and divestitures, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the year ended December 31, 2024 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars in millions)	2024	2023	% Change
Revenues, as reported - (GAAP)	$4,209.7	$4,357.0	(3)%
Foreign currency translation and Argentina inflation impact(a)			(1)%
Divestitures impact(b)			1%
Adjusted revenues - (Non-GAAP)			(3)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, resulted in an increase to GAAP revenues of $11.1 million for the year ended December 31, 2024 when compared to the prior year. We calculate Argentina inflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).
(b)
Business Solutions revenues included in our results were $29.7 million for the year ended December 31, 2023.

For the year ended December 31, 2024 when compared to the prior year, GAAP and Adjusted revenues decreased due to a reduction in transactions originating from Iraq, which negatively impacted revenues by slightly more than 3%. We believe that we will continue to see a reduction in transactions originating in Iraq, compared to recent years, primarily driven by changes in monetary policy and related central bank actions.

Operating Expenses Overview

Redeployment program

On October 20, 2022, we announced an operating expense redeployment program, which aims to redeploy and reallocate investment and expenses in our cost base, accomplished through optimizations in vendor management, our real estate footprint, marketing, and people strategy. We believe these changes have allowed us to invest in strategic initiatives. We incurred $92.7 million of total expenses under this program, including severance, from inception through December 31, 2024.

The following table presents the location and amount of operating expenses associated with our redeployment program in the Consolidated Statements of Income for the years ended December 31, 2024 and 2023.

(dollars in millions)	Year Ended December 31,
Location	2024	2023
Cost of services	$20.2	$10.6
Selling, general, and administrative	21.2	18.9
Total redeployment program costs	$41.4	$29.5

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, Cost of services decreased compared to the prior year primarily due to decreases in agent commissions, which generally vary with revenue, lower information technology expenses, and a decrease associated with the Business Solutions divestiture, partially offset by increases in certain variable expenses, including bank fees and credit and non-credit losses, and higher employee compensation primarily associated with our expansion of Company-owned locations.

Selling, General, and Administrative

Selling, general and administrative expenses decreased for the year ended December 31, 2024 when compared to the prior year due to a decrease in advertising costs and decreases associated with the Business Solutions divestiture. These were partially offset by fluctuations between the United States dollar and foreign currencies.

Total Other Expense, Net

Total other expense, net increased for the year ended December 31, 2024 when compared to the prior year as a result of the prior year gain on the final closing of the Business Solutions divestiture, which occurred on July 1, 2023, as well as increased interest expense in the current year due to higher average commercial paper balances outstanding.

Income Taxes

Our effective tax rates on pre-tax income were (51.0)% and 16.1% for the years ended December 31, 2024 and 2023, respectively. The change in our effective tax rate for the year ended December 31, 2024 compared to the prior year was primarily due to the recognition of deferred tax assets, net of valuation allowance, associated with the reorganization of our international operations and a settlement of the IRS examination of our 2017 and 2018 federal income tax returns, which resulted in tax benefits of $255.2 million and $137.8 million, respectively, for the year ended December 31, 2024.

We have established contingency reserves for a variety of tax exposures. As of December 31, 2024, the total amount of tax contingency reserves was $17.9 million, including accrued interest and penalties, net of related items. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in the facts and circumstances (i.e., new information) surrounding a tax issue during the period, and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in our consolidated financial statements in future periods and could impact our operating cash flows.

A significant proportion of our profits are foreign-derived. For the years ended December 31, 2024 and 2023, 112% and 105%, respectively, of our pre-tax income was derived from foreign sources. While the income tax imposed by any one foreign country is not material to us, our overall effective tax rate could be adversely affected by changes in foreign tax laws.

Earnings Per Share

During the years ended December 31, 2024 and 2023, basic earnings per share were $2.75 and $1.69, respectively, and diluted earnings per share were $2.74 and $1.68, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 11.6 million and 9.7 million for the years ended December 31, 2024 and 2023, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the year ended December 31, 2024 compared to the prior year were impacted by the previously described factors impacting net income and a lower number of average shares outstanding.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments address a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer Money Transfer and Consumer Services. On August 4, 2021, we entered into an agreement to sell our Business Solutions business and the final closing for this transaction was on July 1, 2023. Accordingly, we no longer report Business Solutions revenues and operating expenses after July 1, 2023. For the year ended December 31, 2023, Business Solutions revenues and operating income included in our Consolidated Statements of Income were $29.7 million and $3.7 million, respectively.

During the years ended December 31, 2024 and 2023, we incurred $41.4 million and $29.5 million, respectively, of costs associated with our operating expense redeployment program, as described above, primarily related to severance, expenses associated with streamlining our organizational and legal structure, and non-cash impairments of operating lease right-of-use (“ROU”) assets and property and equipment. We also recorded non-cash amortization and impairment of acquired intangible assets in connection with recent business acquisitions. In addition, during the year ended December 31, 2024, we incurred costs associated with operating our Russian entity and impairment costs related to our assets in Russia, as we have decided to pursue either liquidating or selling these assets. In estimating this impairment, we did not include the cash that we believe will be necessary to pay for future costs as we work to liquidate and exit the business. While certain of the above expenses are identifiable to our segments, the expenses are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results.

Beginning in 2024, we changed our segment reporting methodology to no longer allocate acquisition, separation, and integration costs to our segments. These costs were previously allocated entirely to Consumer Services while it was called Other, and the amounts included in the segment were immaterial for the year ended December 31, 2023. The expenses are no longer included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation.

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

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Consumer Money Transfer	90%	92%
Consumer Services	10%	7%
Business Solutions	—	1%
	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars and transactions in millions)	2024	2023	% Change
Revenues	$3,798.0	$4,005.0	(5)%
Operating income	$737.4	$750.8	(2)%
Operating income margin	19%	19%
Key indicator:
Consumer Money Transfer transactions	289.9	279.4	4%

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

Transaction volume is the primary generator of revenue in our Consumer Money Transfer segment. A Consumer Money Transfer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the years ended December 31, 2024 and 2023. Where reported separately in the discussion below, Branded Digital consists of 100% of the transactions conducted and funded through that channel.

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

	Year Ended December 31, 2024
	Revenue		Adjusted
	Growth /	Foreign	Revenue
	(Decline)	Exchange	Growth /
	as Reported -	Translation	(Decline)(a) -	Transaction
	(GAAP)	Impact	(Non-GAAP)	Growth
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) (“NA”)	(1)%	0%	(1)%	3%
Europe and CIS (“EU & CIS”)	(2)%	(1)%	(1)%	5%
Middle East, Africa, and South Asia (“MEASA”)	(19)%	(1)%	(18)%	3%
Latin America and the Caribbean (“LACA”)	2%	(1)%	3%	0%
Asia Pacific (“APAC”)	(7)%	(4)%	(3)%	8%
Total Consumer Money Transfer segment	(5)%	(1)%	(4)%	4%

Branded Digital(b)	7%	(1)%	8%	13%

(a)
Adjusted revenue growth/(decline) assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. LACA, total Consumer Money Transfer, and Branded Digital adjusted revenue growth excludes the effect of increases in local currency revenue due to inflation in Argentina, which is hyperinflationary. We calculate Argentina inflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	39%	37%
EU & CIS	26%	25%
MEASA	18%	21%
LACA	12%	11%
APAC	5%	6%

Branded Digital, which is included in the regional percentages above, represented approximately 24% and 22% of our Consumer Money Transfer revenues for the years ended December 31, 2024 and 2023, respectively.

Our consumers transferred $102.9 billion and $101.7 billion in cross-border principal for the years ended December 31, 2024 and 2023, respectively. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue decreased 5%, and transactions increased 4% for the year ended December 31, 2024, compared to the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, negatively impacted revenue by 1% for the year ended December 31, 2024, compared to the prior year.

For the year ended December 31, 2024, in our Consumer Money Transfer regions, NA revenue decreased and transactions increased compared to the prior year. Price reductions were partially offset by an increase in cross-border transactions sent from the United States. For the year ended December 31, 2024, our EU & CIS revenues were negatively impacted by price reductions and by one of our retail agents no longer offering cash-based services at its retail locations. Declines in revenue in the MEASA region were driven by a reduction in transactions originating from Iraq primarily driven by changes in monetary policy and related central bank actions, as discussed above.

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

Operating Income

Consumer Money Transfer operating income for the year ended December 31, 2024 decreased compared to the prior year due to a decrease in revenue, as discussed above, and fluctuations between the United States dollar and foreign currencies, partially offset by reduced agent commissions, a decrease in advertising costs, and lower information technology expenses.

Consumer Services

The following table sets forth Consumer Services segment results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars in millions)	2024	2023	% Change
Revenues	$411.7	$322.3	28%
Operating income	$52.3	$92.5	(43)%
Operating income margin	13%	29%	(16)%

Revenues

For the year ended December 31, 2024 compared to the prior year, Consumer Services revenues increased primarily due to an increase in retail foreign exchange services, growth in new services we are continuing to introduce to our customers, including media network, and an increase in our money order business. Argentina inflation, net of the impact of fluctuations in the United States dollar compared to foreign currencies, resulted in an increase to revenue growth of 13% for the year ended December 31, 2024 relative to the prior year.

Operating Income

Consumer Services operating income for the year ended December 31, 2024 compared to the prior year was negatively impacted by increased expenses associated with our retail foreign exchange services and new services we are continuing to introduce to our customers, including media network, increased investment in information technology, and higher credit losses.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of payments for employee and agent incentives, interest payments on our outstanding borrowings, and timing of income tax payments, among other items. Many of our annual employee incentive compensation and agent incentive payments are made in the first quarter following the year they were incurred. The majority of our interest payments are due in the second and fourth quarters, which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. The final payment of approximately $221 million is due in the second quarter of 2025.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our $1.56 billion revolving credit facility (“Revolving Credit Facility”), which supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.56 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of December 31, 2024, we had no outstanding borrowings on our Revolving Credit Facility and no outstanding borrowings on our commercial paper program.

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

Cash and Investment Securities

As of December 31, 2024 and 2023, we had Cash and cash equivalents of $1,474.0 million and $1,268.6 million, respectively.

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

Investment securities, net, classified within Settlement assets on the Consolidated Balance Sheets, were $1,332.2 million and $1,458.1 million as of December 31, 2024 and 2023, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Settlement Assets and Obligations for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2024, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2024 decreased to $406.3 million from $783.1 million for the year ended December 31, 2023. For the year ended December 31, 2024 compared to the prior year, cash provided by operating activities was negatively impacted by higher income taxes paid related to the Tax Act, as further discussed below, as well as payments related to United States federal tax liabilities arising from the examination of our tax returns for the 2017 and 2018 tax years, in addition to other changes in working capital balances.

Financing Resources

As of December 31, 2024, we had the following outstanding borrowings (in millions):

Commercial paper	$—
Notes:
2.850% notes due 2025(a), (b)	500.0
1.350% notes due 2026(a)	600.0
2.750% notes due 2031(a)	300.0
6.200% notes due 2036(a)	500.0
6.200% notes due 2040(a)	250.0
Term loan facility borrowings (effective rate of 5.8%)(c)	800.0
Total borrowings at par value	2,950.0
Debt issuance costs and unamortized discount, net	(9.2)
Total borrowings at carrying value(d)	$2,940.8

(a)
The difference between the stated interest rate and the effective interest rate is not significant.
(b)
On January 10, 2025, we repaid these notes in full. See additional information in Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Borrowings.
(c)
In December 2024, we drew upon our Term Loan Facility. See additional information in Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Borrowings.
(d)
As of December 31, 2024, our weighted-average effective rate on total borrowings was approximately 4.3%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.56 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2024, we had no commercial paper borrowings outstanding, and as of December 31, 2023, we had $364.9 million in commercial paper borrowings outstanding. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

Revolving Credit Facility

Our Revolving Credit Facility provides for unsecured financing facilities and allows us to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average. On November 30, 2024, we increased the aggregate revolving credit commitments to $1.56 billion, including a $250.0 million letter of credit subfacility and $300.0 million swing line sublimit, and extended the maturity date to November 30, 2029.

Interest due under the Revolving Credit Facility is payable according to the terms of that borrowing. Generally, interest under the Revolving Credit Facility is calculated using either (i) an adjusted term SOFR, or other applicable benchmark based on the currency of the borrowing, plus an interest rate margin determined on a sliding scale from 0.920% to 1.425% based on our credit rating (currently 1.140%) or (ii) a base rate plus a margin determined on a sliding scale from 0.000% to 0.425% based on our credit rating (currently 0.140%). A facility fee on the total amount of the facility is also payable quarterly, regardless of usage, and such facility fee is determined on a sliding scale from 0.080% to 0.200% based on our credit rating (currently 0.110%).

The purpose of our Revolving Credit Facility, which is diversified through a group of 18 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.56 billion is approximately 13%. As of December 31, 2024 and 2023, we had no outstanding borrowings under the facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Term Loan Facility

On June 25, 2024, we entered into a delayed draw term loan credit agreement providing for an unsecured term loan facility in an aggregate amount of $800.0 million (the “Term Loan Facility”). On December 13, 2024, we drew upon the Term Loan Facility in the total amount of $800.0 million, and such borrowings mature on December 13, 2027. We have the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We used the proceeds from the Term Loan Facility borrowings to repay our issued and outstanding 2.850% notes due January 2025, to reduce commercial paper balances, and for general corporate purposes.

Notes

For a discussion regarding the terms and maturities of our notes, please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Borrowings.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs, and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity, and the overall business.

Our Revolving Credit Facility and Term Loan Facility contain interest rate margins which are determined based on certain of our credit ratings and the Revolving Credit Facility also contains a facility fee that is based on our credit ratings. In addition, the interest rates payable on our notes due in 2026 and 2031 can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade, as further described below. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the notes due in 2036 contain covenants limiting or restricting subsidiary indebtedness, and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Both our Revolving Credit Facility and our Term Loan Facility require us to maintain a consolidated adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense, (iv) amortization expense, (v) any other non-cash deductions, losses, or charges made in determining net income/(loss) for such period, and (vi) extraordinary, non-recurring, or unusual losses or charges (including costs and expenses of litigation included in operating income), minus extraordinary, non-recurring, or unusual gains provided that the amount added back to net income (or net loss) for such extraordinary, non-recurring, or unusual losses, expenses or charges may not exceed 10% of adjusted EBITDA, in each case determined in accordance with United States generally accepted accounting principles for such period, to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 9:1 for the year ended December 31, 2024.

For the year ended December 31, 2024, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow, and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

Certain of our notes (including our notes due in 2026, 2031, and 2040) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require us to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving us, and, among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies.

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

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $130.6 million and $147.8 million in 2024 and 2023, respectively. Capital expenditures during these periods included investments in our information technology infrastructure. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the years ended December 31, 2024 and 2023, 13.9 million and 24.3 million shares, respectively, were repurchased for $177.3 million and $300.0 million, respectively, excluding commissions, at an average cost of $12.75 and $12.35, respectively, under the share repurchase authorization approved by our Board of Directors which expired on December 31, 2024. On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in all four quarters of 2024 and 2023, representing $318.3 million and $346.1 million in total dividends, respectively. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 4, 2025, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2025.

Material Cash Requirements

Debt Service Requirements

Our 2025 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. On January 10, 2025, we repaid our notes due in 2025 using proceeds from our Term Loan Facility borrowings.

As of December 31, 2024, the total projected interest payments on outstanding borrowings were $812.8 million, of which $114.2 million is expected to be paid in the next 12 months. We have estimated our future interest payments based on the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes. However, we may refinance all or a portion of our borrowings in future periods, and we expect to continue to borrow under our commercial paper program for general corporate purposes and working capital needs. Estimated interest payments on floating-rate debt are calculated by utilizing the effective rate and forward rates as of December 31, 2024 for our current and future interest rates, respectively.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million. We elected to pay this liability in periodic installments through 2025 and in the second quarter of 2024, we made an installment payment of $159 million towards this liability. Under the terms of the law, we are required to pay the final installment of approximately $221 million in the second quarter of 2025. These payments have affected and will continue to adversely affect our cash flows and liquidity and may adversely affect future share repurchases.

Operating Leases

We lease real properties for use as administrative and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Leases for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2024, we had approximately $150 million of outstanding purchase obligations, of which approximately $100 million is expected to be paid in the next 12 months. Many of our contracts contain clauses that allow us to terminate the contract with notice and with a termination penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults on our contractual obligations or incurred significant penalties for termination of our contractual obligations.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $60 million in outstanding letters of credit and bank guarantees as of December 31, 2024 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

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

We have established contingency reserves for a variety of tax exposures. Our tax reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve. With respect to these reserves, our income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from our tax position as recorded in the consolidated financial statements and the final resolution of a tax issue during the period.

Our tax contingency reserves for our uncertain tax positions as of December 31, 2024 were $17.9 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations, and cash flows. Furthermore, the timing of any related cash payments for these tax liabilities is inherently uncertain and is affected by variable factors outside our control.

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. An impairment assessment of goodwill is conducted annually during our fourth quarter at the reporting unit level. This assessment of goodwill is performed more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. Reporting units are determined by the level at which management reviews segment operating results. That level may be the operating segment, or it may be one level below the operating segment.

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

The carrying value of goodwill as of December 31, 2024 was $2,059.6 million, which represented approximately 25% of our consolidated assets. As of December 31, 2024, goodwill of $1,983.3 million resides in our Consumer Money Transfer reporting unit, while the remaining $76.3 million resides in Consumer Services. For the years ended December 31, 2024 and 2023, we did not record any goodwill impairments. For the Consumer Money Transfer and Consumer Services reporting units, the fair values of the businesses significantly exceed their carrying amounts.

Other Intangible Assets

We capitalize software, certain initial payments for new and renewed agent contracts, and acquired intangible assets. We evaluate such intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying amounts to determine if a write-down to fair value (normally measured by the present value technique) is required.

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

The net carrying value of our other intangible assets as of December 31, 2024 was $315.4 million. During the year ended December 31, 2024, we recorded immaterial impairments related to other intangible assets. During the year ended December 31, 2023, we recorded impairments of approximately $9 million to other intangible assets primarily related to software no longer in use.

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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the significant majority of our agents and disbursement partners in United States dollars, Mexican pesos, or euros, requiring those agents and disbursement partners to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the significant majority of transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities ranging from a few days to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and a rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of December 31, 2024, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $18 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2024 of approximately $2.8 billion. Approximately $1.5 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market investments, and state and municipal variable-rate securities and are included in our Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of December 31, 2024, borrowings of $800 million under our Term Loan Facility were subject to floating interest rates. The interest on these borrowings was calculated using a selected SOFR plus an interest rate margin of 1.35%. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of December 31, 2024, there were no outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions, although there were no such swaps outstanding as of December 31, 2024. As of December 31, 2024, our weighted-average effective rate on total borrowings was approximately 4.3%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to annual pre-tax income of approximately $8 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on December 31, 2024. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2024 that bear interest at floating rates, would result in an offsetting increase/decrease to annual pre-tax income of approximately $15 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Our credit and non-credit losses have been less than 2% of our consolidated revenues in each of the periods presented.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K of The Western Union Company and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “targets,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook,” “projects,” “designed to,” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Annual Report on Form 10‑K should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Part I, Item 1A, Risk Factors and throughout this Annual Report on Form 10‑K. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events or Factors Related to Our Business and Industry

•
changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns or other events, such as public health emergencies, epidemics, or pandemics, any changes arising as a result of the recent United States elections, civil unrest, war, terrorism, natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers;
•
failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price or customer experience, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including digital, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies, and related exchanges and protocols, and other innovations in technology and business models;
•
geopolitical tensions, political conditions, and related actions, including trade restrictions, tariffs, and government sanctions, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents, clients, or other partners;
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
•
our ability to protect our trademarks, patents, and other intellectual property rights, and to defend ourselves against potential intellectual property infringement claims;
•
material changes in the market value or liquidity of securities that we hold;
•
restrictions imposed by our debt obligations;

Events or Factors Related to Our Regulatory and Litigation Environment

•
liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity;
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

•
failure to comply with the Dodd-Frank Act, as well as regulations issued pursuant to it and the actions of the CFPB and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection;
•
effects of unclaimed property laws or their interpretation or the enforcement thereof;
•
failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide;
•
changes in accounting standards, rules and interpretations, or industry standards affecting our business;

Other Events or Factors

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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2024, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control Over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Denver, Colorado
February 20, 2025

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$4,209.7	$4,357.0	$4,475.5
Expenses:
Cost of services	2,620.5	2,671.7	2,626.4
Selling, general, and administrative	863.4	867.8	964.2
Total expenses(a)	3,483.9	3,539.5	3,590.6
Operating income	725.8	817.5	884.9
Other income/(expense):
Gain on divestiture of business (Note 4)	—	18.0	248.3
Interest income	11.9	15.6	13.9
Interest expense	(119.8)	(105.3)	(101.0)
Other income/(expense), net	0.7	—	(37.5)
Total other income/(expense), net	(107.2)	(71.7)	123.7
Income before income taxes	618.6	745.8	1,008.6
Provision for/(benefit from) income taxes	(315.6)	119.8	98.0
Net income	$934.2	$626.0	$910.6
Earnings per share:
Basic	$2.75	$1.69	$2.35
Diluted	$2.74	$1.68	$2.34
Weighted-average shares outstanding:
Basic	340.0	370.8	387.2
Diluted	341.1	371.8	388.4

(a)
As further described in Note 6, total expenses include amounts incurred with related parties of $45.5 million, $45.4 million, and $48.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$934.2	$626.0	$910.6
Other comprehensive income, net of reclassifications and tax (Note 12):
Unrealized gains/(losses) on investment securities	(0.4)	36.4	(99.8)
Unrealized gains/(losses) on hedging activities	28.4	(35.8)	1.8
Foreign currency translation adjustments	(1.2)	—	(17.8)
Total other comprehensive income/(loss)	26.8	0.6	(115.8)
Comprehensive income	$961.0	$626.6	$794.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,474.0	$1,268.6
Settlement assets	3,360.8	3,687.0
Property and equipment, net of accumulated depreciation of $454.9 and $438.8, respectively	84.2	91.4
Goodwill	2,059.6	2,034.6
Other intangible assets, net of accumulated amortization of $599.0 and $685.9, respectively	315.4	380.2
Deferred tax asset, net	265.0	—
Other assets (Note 9)	811.5	737.0
Total assets	$8,370.5	$8,198.8
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$407.9	$453.0
Settlement obligations	3,360.8	3,687.0
Income taxes payable	272.2	659.5
Deferred tax liability, net	155.6	147.6
Borrowings	2,940.8	2,504.6
Other liabilities (Note 9)	264.3	268.1
Total liabilities	7,401.6	7,719.8

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 337.9 shares and 350.5 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3.4	3.5
Capital surplus	1,070.8	1,031.9
Retained earnings/(accumulated deficit)	35.2	(389.1)
Accumulated other comprehensive loss	(140.5)	(167.3)
Total stockholders' equity	968.9	479.0
Total liabilities and stockholders' equity	$8,370.5	$8,198.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$934.2	$626.0	$910.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37.4	39.1	42.7
Amortization	141.7	144.5	141.1
Gain on divestiture of business, excluding transaction costs (Note 4)	—	(18.0)	(254.8)
Deferred income tax benefit (Note 10)	(248.8)	(11.0)	(26.7)
Other non-cash items, net	123.5	113.9	115.4
Increase/(decrease) in cash, excluding the effects of acquisitions and divestitures, resulting from changes in:
Other assets	(125.7)	(36.3)	(209.2)
Accounts payable and accrued liabilities	(46.4)	(22.4)	42.6
Income taxes payable (Note 10)	(394.6)	(68.1)	(152.7)
Other liabilities	(15.0)	15.4	(27.4)
Net cash provided by operating activities	406.3	783.1	581.6
Cash flows from investing activities
Payments for capitalized contract costs	(11.8)	(36.4)	(71.9)
Payments for internal use software	(81.4)	(88.5)	(104.4)
Purchases of property and equipment	(37.4)	(22.9)	(31.9)
Purchases of settlement investments	(396.7)	(495.3)	(1,160.0)
Proceeds from the sale of settlement investments	356.0	262.0	919.3
Maturities of settlement investments	170.2	144.0	169.7
Purchases of non-settlement investments (Note 8)	—	—	(400.0)
Proceeds from the sale of non-settlement investments (Note 8)	—	100.0	300.0
Proceeds from divestiture, net of cash divested (Note 4)	—	—	887.2
Other investing activities	(15.2)	(3.7)	17.5
Net cash (used in)/provided by investing activities	(16.3)	(140.8)	525.5
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 12)	(321.5)	(349.0)	(364.2)
Common stock repurchased (Note 12)	(186.2)	(308.4)	(369.9)
Net proceeds from/(repayments of) commercial paper	(364.9)	184.9	(95.0)
Net proceeds from issuance of borrowings	798.1	—	—
Principal payments on borrowings	—	(300.0)	(300.0)
Proceeds from exercise of options	—	0.2	9.5
Net change in settlement obligations	6.1	(122.8)	(56.4)
Other financing activities	(0.9)	(1.7)	(1.3)
Net cash used in financing activities	(69.3)	(896.8)	(1,177.3)
Net change in cash and cash equivalents, including settlement, and restricted cash	320.7	(254.5)	(70.2)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	1,786.2	2,040.7	2,110.9
Cash and cash equivalents, including settlement, and restricted cash at end of period	$2,106.9	$1,786.2	$2,040.7

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,474.0	$1,268.6	$1,285.9
Settlement cash and cash equivalents (Note 7)	631.6	496.0	708.1
Restricted cash in Other assets	1.3	21.6	41.5
Cash and cash equivalents included in Assets held for sale	—	—	5.2
Cash and cash equivalents, including settlement, and restricted cash at end of period	$2,106.9	$1,786.2	$2,040.7
Supplemental cash flow information:
Interest paid	$114.0	$102.4	$97.2
Income taxes paid	$324.9	$197.4	$279.8
Cash paid for lease liabilities	$54.9	$40.1	$40.5
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 11)	$60.6	$39.1	$12.4
Accrued and unpaid capitalized contract costs	$—	$—	$32.3

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

				Retained	Accumulated
				Earnings/	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit)	Loss	Equity
Balance, December 31, 2021	393.8	$3.9	$941.0	$(537.2)	$(52.1)	$355.6
Net income	—	—	—	910.6	—	910.6
Stock-based compensation	—	—	45.5	—	—	45.5
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(363.0)	—	(363.0)
Repurchase and retirement of common shares	(23.0)	(0.3)	—	(364.3)	—	(364.6)
Shares issued under stock-based compensation plans	2.7	0.1	9.4	—	—	9.5
Other comprehensive loss (Note 12)	—	—	—	—	(115.8)	(115.8)
Balance, December 31, 2022	373.5	3.7	995.9	(353.9)	(167.9)	477.8
Net income	—	—	—	626.0	—	626.0
Stock-based compensation	—	—	35.9	—	—	35.9
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(350.3)	—	(350.3)
Repurchase and retirement of common shares	(24.9)	(0.3)	—	(310.9)	—	(311.2)
Shares issued under stock-based compensation plans	1.9	0.1	0.1	—	—	0.2
Other comprehensive income (Note 12)	—	—	—	—	0.6	0.6
Balance, December 31, 2023	350.5	3.5	1,031.9	(389.1)	(167.3)	479.0
Net income	—	—	—	934.2	—	934.2
Stock-based compensation	—	—	38.9	—	—	38.9
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(324.0)	—	(324.0)
Repurchase and retirement of common shares	(14.5)	(0.1)	—	(185.9)	—	(186.0)
Shares issued under stock-based compensation plans	1.9	—	—	—	—	—
Other comprehensive income (Note 12)	—	—	—	—	26.8	26.8
Balance, December 31, 2024	337.9	$3.4	$1,070.8	$35.2	$(140.5)	$968.9

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The Western Union Company (“Western Union” or the “Company”) is a leader in cross-border, cross-currency money movement, payments, and digital financial services, empowering consumers, businesses, financial institutions, and governments with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories and also through websites and mobile applications marketed under the Company’s brands (“Branded Digital”) and internet and mobile applications hosted by the Company’s third-party digital partners. Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

•
Consumer Money Transfer - The Consumer Money Transfer segment facilitates money transfers, which are primarily sent from retail agent and owned locations worldwide or through websites and mobile devices. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Consumer Services - The Consumer Services segment includes the Company’s bill payment services, money order services, retail foreign exchange services, media network, prepaid cards, lending partnerships, and digital wallets.

See Note 16 for further information regarding the Company’s segments.

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business, and the final closing for this transaction occurred on July 1, 2023. See Note 4 for further information regarding this transaction.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2024, the Company’s restricted net assets associated with these asset limitations and minimum capital requirements totaled approximately $340 million.

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

Shares excluded from the diluted earnings per share calculation were 11.6 million, 9.7 million, and 8.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as assumed proceeds of the options and restricted stock per unit were above the Company’s average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Year Ended December 31,
	2024	2023	2022
Basic weighted-average shares outstanding	340.0	370.8	387.2
Common stock equivalents	1.1	1.0	1.2
Diluted weighted-average shares outstanding	341.1	371.8	388.4

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

Carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and settlement obligations approximate fair value due to their short maturities. Available-for-sale investment securities, as further discussed in Notes 7 and 8, and derivative financial instruments, as further discussed in Notes 8 and 13, are carried at fair value. Fixed-rate notes are carried at their original issuance values and adjusted over time to amortize or accrete that value to par. The fair values of fixed-rate notes are disclosed in Note 8 and are based on market quotations.

Business Combinations

The Company accounts for all business combinations where control over another entity is obtained using the acquisition method of accounting, which requires that most assets (both tangible and intangible), liabilities (including contingent consideration), and remaining noncontrolling interests be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within Net income. Any equity interest the Company holds in the acquired company prior to obtaining control of the entity is remeasured to fair value at acquisition with a resulting gain or loss recognized within Other income/(expense), net for the difference between fair value and existing book value. Results of operations of the acquired company are included in the Company’s results from the date of the acquisition forward and include amortization expense arising from acquired intangible assets. The Company expenses all costs as incurred related to or involved with an acquisition in Selling, general, and administrative expenses.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Settlement obligations consist of money transfer, money order, and payment service payables, and payables to agents. Money transfer payables represent amounts to be paid to transferees when they request their funds. Most agents typically settle with transferees first and then obtain reimbursement from the Company. Money order payables represent amounts not yet presented for payment. Payment service payables represent amounts to be paid to utility companies, auto finance companies, mortgage servicers, financial service providers, government agencies, and others. Payables to agents represent amounts due to agents for money transfers that have been settled with transferees.

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

Property and equipment consisted of the following (in millions):

	December 31,
	2024	2023
Equipment	$380.5	$373.4
Leasehold improvements	122.7	121.6
Furniture and fixtures	35.9	35.2
Total property and equipment, gross	539.1	530.2
Less accumulated depreciation	(454.9)	(438.8)
Property and equipment, net	$84.2	$91.4

Amounts charged to expense for depreciation of property and equipment were $37.4 million, $39.1 million, and $42.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. In the event a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2024, 2023, and 2022.

Other Intangible Assets

Other intangible assets primarily consist of software, contract costs (amounts paid to agents in connection with establishing and renewing long-term contracts), and acquired contracts. Other intangible assets are generally amortized on a straight-line basis over the length of the contract or benefit period. Included in the Consolidated Statements of Income is amortization expense of $141.7 million, $144.5 million, and $141.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company capitalizes initial payments for new and renewed agent contracts to the extent recoverable through future operations or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract. Capitalized contract costs are generally amortized over a term of five to ten years.

Acquired contracts include customer and contractual relationships and networks of subagents that are recognized in connection with the Company’s acquisitions.

The following table provides the components of other intangible assets (in millions):

	December 31, 2024		December 31, 2023

		Net of		Net of
	Initial	Accumulated	Initial	Accumulated
	Cost	Amortization	Cost	Amortization
Capitalized contract costs	$307.1	$101.1	$469.7	$166.4
Internal use software	474.6	165.0	443.6	166.0
Acquired contracts	43.1	—	66.6	0.3
Acquired trademarks	30.7	7.6	30.1	8.4
Other intangibles	18.5	1.3	17.4	0.4
Projects in process	40.4	40.4	38.7	38.7
Total other intangible assets	$914.4	$315.4	$1,066.1	$380.2

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2024 is expected to be $121.8 million in 2025, $81.1 million in 2026, $47.7 million in 2027, $12.9 million in 2028, $5.3 million in 2029, and $6.2 million thereafter.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2024 and 2022 and approximately $9 million of impairments related to other intangible assets during the year ended December 31, 2023.

Other Investments

Other investments consist of equity investments in privately-held companies that do not have readily determinable fair values. For these investments, the Company has less than a 20% interest and does not have control or significant influence. The Company has elected to measure these investments at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in the same issuer. These investments are reflected in Other assets in the Consolidated Balance Sheets as of December 31, 2024 and 2023. The Company has not recorded any material annual or cumulative impairment losses or valuation adjustments based on observable price changes.

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

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the years ended December 31, 2024, 2023, and 2022 were approximately 4% of revenues in each period.

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
•
Undesignated - Derivative contracts entered into to reduce the foreign exchange variability related to: (i) money transfer settlement assets and obligations, generally with maturities from a few days up to one month, and (ii) certain foreign currency denominated cash and other asset and liability positions, typically with maturities of less than one year at inception, are not designated as hedges for accounting purposes, and changes in their fair value are included in Selling, general, and administrative. The Company aggregated its Business Solutions payments foreign currency exposures arising from customer contracts, including the derivative contracts described above, and hedged the resulting net currency risks by entering into offsetting contracts with the Buyer's rebranded standalone company, Convera, through the final closing of the Business Solutions divestiture on July 1, 2023. The derivatives written were part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payment operations, which primarily included spot exchanges of currency in addition to forwards and options. The changes in the fair value related to these contracts were recorded in Revenues.

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

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company generally recognizes compensation expense on awards on a straight-line basis over the requisite service period with an estimate for forfeitures. Refer to Note 15 for additional discussion regarding details of the Company’s stock-based compensation plans.

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

Recently Adopted Accounting Pronouncements

In December 2024, the Company adopted a new accounting standard that requires the Company to expand reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The adoption of this standard did not have an impact on the Company's financial position or results of operations. Refer to Note 16 for additional information and the related disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board issued a new accounting pronouncement regarding income tax disclosures. The standard requires that public entities disclose more consistent and detailed categories in their statutory to effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction. The Company is required to adopt the new standard for its 2025 annual reporting. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company, and is in the process of preparing to comply with the new disclosure requirements.

In November 2024, the Financial Accounting Standards Board issued a new accounting pronouncement regarding the disclosure of specified information about certain costs and expenses. The standard requires that public entities disclose certain detailed information about the types of expenses included in the expense captions presented within the Consolidated Statements of Income, provide qualitative descriptions for expenses not separately disaggregated quantitatively, and disclose an entity's definition and total amount of selling expenses. The Company is required to adopt the new standard for its 2027 annual reporting and interim periods thereafter, using either a prospective or retrospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's disclosures.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the send and receive funding method, the principal amount sent, and, when the money transfer involves different send and receive currencies, the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market. The Company also offers other services, including bill payment services, for which revenue is impacted by similar factors. For the substantial majority of the Company’s revenues, the Company acts as the principal in transactions and reports revenue on a gross basis, as the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices. The Company also provides services to financial institutions and other third parties to enable such entities to offer money transfer services to their own customers under their brands. Generally, in these arrangements, consumers agree to terms and conditions specified by the financial institution or other third party that, among other things, establish pricing paid by the consumer for the service. The Company recognizes revenue on a net basis under these arrangements. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company recognized $4,027.1 million, $4,158.0 million, and $4,254.0 million in revenues from contracts with customers for the years ended December 31, 2024, 2023, and 2022, respectively. There were no material upfront costs incurred to obtain contracts with customers during these same periods. Under the Company’s loyalty programs, which were primarily offered in its money transfer services, the Company must fulfill loyalty program rewards earned by customers. The loyalty program redemption activity has been and continues to be insignificant to the Company’s results of operations for the years ended December 31, 2024, 2023, and 2022, and the Company has immaterial contract liability balances as of December 31, 2024 and 2023, which primarily related to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of December 31, 2024 and 2023, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including investment income generated on settlement assets primarily related to money transfer and money order services and impacts from the Company’s foreign currency cash flow hedges.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Exchange and Payment Services

The Company’s business-to-business foreign exchange and payment services ceased after the divestiture of its Business Solutions business. For the Company’s business-to-business foreign exchange and payment services, customers agreed to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with the Company to provide payment services on the customer’s behalf. In the majority of the Company’s business-to-business foreign exchange and payment services, the Company made payments to the recipient to satisfy its performance obligation to the customer, and therefore, the Company recognized revenue on business-to-business foreign exchange and payment services when this performance obligation had been fulfilled. Revenues from business-to-business foreign exchange and payment services were primarily comprised of the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market.

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the years ended December 31, 2024, 2023, and 2022 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Year Ended December 31, 2024
	Consumer
	Money	Consumer
	Transfers	Services	Total
Regions:
North America	$1,451.7	$156.8	$1,608.5
Europe and CIS	943.3	50.3	993.6
Middle East, Africa, and South Asia	664.9	0.4	665.3
Latin America and the Caribbean	423.9	133.8	557.7
Asia Pacific	202.0	—	202.0
Revenues from contracts with customers	$3,685.8	$341.3	$4,027.1
Other revenues(a)	112.2	70.4	182.6
Total revenues	$3,798.0	$411.7	$4,209.7

	Year Ended December 31, 2023
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer
	Transfers	Services(b)	Services	Total
Regions:
North America	$1,469.7	$—	$138.3	$1,608.0
Europe and CIS	953.5	13.0	16.8	983.3
Middle East, Africa, and South Asia	829.4	—	0.4	829.8
Latin America and the Caribbean	419.2	—	102.6	521.8
Asia Pacific	215.1	—	—	215.1
Revenues from contracts with customers	$3,886.9	$13.0	$258.1	$4,158.0
Other revenues(a)	118.1	16.7	64.2	199.0
Total revenues	$4,005.0	$29.7	$322.3	$4,357.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2022
		Foreign
	Consumer	Exchange
	Money	and Payment	Consumer
	Transfers	Services(b)	Services	Total
Regions:
North America	$1,553.2	$17.9	$129.5	$1,700.6
Europe and Russia/CIS	1,056.0	102.3	21.1	1,179.4
Middle East, Africa, and South Asia	630.5	0.4	0.4	631.3
Latin America and the Caribbean	388.0	0.5	108.2	496.7
Asia Pacific	233.0	12.5	0.5	246.0
Revenues from contracts with customers	$3,860.7	$133.6	$259.7	$4,254.0
Other revenues(a)	132.8	63.3	25.4	221.5
Total revenues	$3,993.5	$196.9	$285.1	$4,475.5

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

4. Divestitures and Goodwill

Business Solutions Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, “the Buyer”) for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The first closing occurred on March 1, 2022, excluded the operations in the European Union and the United Kingdom, and resulted in a gain of $151.4 million. In connection with the first closing, the Company reclassified $17.8 million of currency translation gains previously included within AOCL as a component of Gain on divestiture of business in the Consolidated Statements of Income. The second closing, which occurred on December 31, 2022 and included the United Kingdom operations, resulted in a gain of $96.9 million. The final closing occurred on July 1, 2023, included the European Union operations, and resulted in a gain of $18.0 million. During the period between the first and final closings, the Company was required to pay the Buyer a measure of profit of the European Union and United Kingdom operations, while owned by the Company, adjusted for the occupancy charges for employees of the Buyer using Company facilities and other items, as contractually agreed, which was $2.7 million and $32.0 million for the years ended December 31, 2023 and 2022, respectively, and was included in Other income/(expense), net in the Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

Business Solutions revenues included in the Consolidated Statements of Income were $29.7 million and $196.9 million, and direct operating expenses, excluding corporate allocations, were $26.1 million and $140.3 million for the years ended December 31, 2023 and 2022, respectively. Divestiture costs directly associated with this transaction were $1.1 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The following tables present changes to goodwill for the years ended December 31, 2024 and 2023 and the accumulated impairment losses as of December 31, 2024, 2023, and 2022 (in millions):

	Consumer Money Transfer	Business Solutions(a)	Consumer Services	Total
January 1, 2023 goodwill, net	$1,980.7	$61.4	$53.9	$2,096.0
Divestiture(a)	—	(61.4)	—	(61.4)
December 31, 2023 goodwill, net	$1,980.7	$—	$53.9	$2,034.6
Additions	2.6	—	22.4	25.0
December 31, 2024 goodwill, net	$1,983.3	$—	$76.3	$2,059.6

(a)
Related to the Business Solutions divestiture, as described above.

	As of December 31,
	2024	2023	2022
Goodwill, gross	$2,059.6	$2,034.6	$2,125.6
Accumulated impairment losses(a)	—	—	(29.6)
Goodwill, net	$2,059.6	$2,034.6	$2,096.0

(a)
All of the Company’s accumulated impairment losses related to the Business Solutions business.

The Company did not record any goodwill impairments during the years ended December 31, 2024, 2023, and 2022.

5. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $60 million in outstanding letters of credit and bank guarantees as of December 31, 2024, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of December 31, 2024. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In December 2022, a purported class action complaint was filed against several money transfer business defendants, including the Company, in the United States District Court for the Northern District of California, alleging that these defendants violated the federal Right to Financial Privacy Act and California’s Financial Information Privacy Act. The United States Department of Homeland Security and Immigration and Customs Enforcement were also named as defendants. The original complaint alleged that the defendants violated the plaintiffs’ financial privacy rights by sharing private financial information with law enforcement agencies through a program coordinated by the Transaction Record Analysis Center. On January 24, 2023, an amended complaint was filed naming the Company's subsidiary Western Union Financial Services, Inc. (“WUFSI”) as a defendant in place of the Company. The court granted in part and denied in part WUFSI’s motion to dismiss the amended complaint on March 21, 2024. On May 9, 2024, the plaintiffs filed a second amended complaint that re-alleged the state law cause of action against WUFSI, but did not re-allege the federal cause of action against WUFSI. On September 30, 2024, the court granted WUFSI’s motion to dismiss the second amended complaint, which the plaintiffs did not appeal.

In February 2024, another purported class action complaint was filed in the United States District Court for the Central District of California against the Company (doing business as WUFSI) and other defendants on behalf of California residents whose information was sent to the Transaction Record Analysis Center. On April 12, 2024, an amended complaint was filed naming WUFSI as a defendant in place of the Company. On December 20, 2024, the court entered an order enforcing the arbitration clause in WUFSI's terms and conditions and staying proceedings under Section 3 of the Federal Arbitration Act.

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($10.9 million as of December 31, 2024). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against the Company in the amount of €9 million ($9.4 million as of December 31, 2024). The business in the DRC is operated through independent agents. The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company’s

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

independent agents in the DRC to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and the Company intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

6. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2024, 2023, and 2022 totaled $45.5 million, $45.4 million, and $48.8 million, respectively.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement assets and obligations consisted of the following (in millions):

December 31, 2024
Settlement assets:
Cash and cash equivalents	$631.6
Receivables from agents and others	1,421.7
Less: Allowance for credit losses	(24.7)
Receivables from agents and others, net	1,397.0
Investment securities	1,332.3
Less: Allowance for credit losses	(0.1)
Investment securities, net	1,332.2
Total settlement assets	$3,360.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,655.5
Payables to agents	705.3
Total settlement obligations	$3,360.8

December 31, 2023
Settlement assets:
Cash and cash equivalents	$496.0
Receivables from agents and others	1,748.3
Less: Allowance for credit losses	(15.4)
Receivables from agents and others, net	1,732.9
Investment securities	1,458.2
Less: Allowance for credit losses	(0.1)
Investment securities, net	1,458.1
Total settlement assets	$3,687.0
Settlement obligations:
Money transfer, money order, and payment service payables	$2,764.5
Payables to agents	922.5
Total settlement obligations	$3,687.0

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

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of December 31, 2024.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

Agents and
Others
Allowance for credit losses as of January 1, 2024	$15.4
Current period provision for expected credit losses(a)	25.6
Write-offs charged against the allowance	(29.9)
Recoveries of amounts previously written off	14.7
Impacts of foreign currency exchange rates and other	(1.1)
Allowance for credit losses as of December 31, 2024	$24.7

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2023	$11.4	$1.6
Current period provision for expected credit losses(a)	19.4	1.4
Write-offs charged against the allowance	(27.3)	(3.1)
Recoveries of amounts previously written off	13.9	—
Impacts of foreign currency exchange rates, divestitures, and other	(2.0)	0.1
Allowance for credit losses as of December 31, 2023	$15.4	$—

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of January 1, 2022	$18.0	$5.7
Current period provision for expected credit losses(a)	14.1	3.8
Write-offs charged against the allowance	(20.9)	(1.5)
Recoveries of amounts previously written off	4.7	—
Impacts of foreign currency exchange rates, divestitures, and other	(4.5)	(6.4)
Allowance for credit losses as of December 31, 2022	$11.4	$1.6

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related.

In addition, from time to time, the Company has made advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2024 and 2023, amounts advanced to agents and disbursement partners were $209.1 million and $188.5 million, respectively, and the related allowances for credit losses were immaterial.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Securities

Investment securities included in Settlement assets in the Company’s Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes and variable-rate demand notes. Variable-rate demand note securities can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week but have varying maturities through 2045. These securities may be used by the Company for short-term liquidity needs and held for short periods of time. Investment securities are exposed to market risk due to changes in interest rates and credit risk. The Company is required to hold highly-rated, investment grade securities, and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable regulatory requirements.

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

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2024	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$32.6	$32.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,068.1	1,027.6	2.7	(43.2)	(40.5)
Asset-backed securities	208.6	211.2	2.6	—	2.6
Corporate debt securities	87.5	85.0	0.8	(3.3)	(2.5)
State and municipal variable-rate demand notes	1.4	1.4	—	—	—
United States government agency mortgage-backed securities	7.3	7.1	—	(0.2)	(0.2)
Total available-for-sale securities	1,372.9	1,332.3	6.1	(46.7)	(40.6)
Total investment securities	$1,405.5	$1,364.9	$6.1	$(46.7)	$(40.6)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2023	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$11.8	$11.8	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,049.3	1,011.4	8.7	(46.6)	(37.9)
Asset-backed securities	194.5	195.7	1.2	—	1.2
Corporate debt securities	155.2	152.2	1.5	(4.5)	(3.0)
State and municipal variable-rate demand notes	86.8	86.8	—	—	—
United States government agency mortgage-backed securities	12.6	12.1	—	(0.5)	(0.5)
Total available-for-sale securities	1,498.4	1,458.2	11.4	(51.6)	(40.2)
Total investment securities	$1,510.2	$1,470.0	$11.4	$(51.6)	$(40.2)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of December 31, 2024, by the length of time the securities were in a continuous loss position (in millions):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	183	$369.7	$(7.8)
Corporate debt securities	2	8.0	(0.2)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	224	$487.1	$(35.4)
Corporate debt securities	10	39.3	(3.1)
United States government agency mortgage-backed securities	8	5.9	(0.2)

The Company’s provision for credit losses on its investment securities for the years ended December 31, 2024, 2023, and 2022 and the related allowance for credit losses as of December 31, 2024 and 2023 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates since those investment securities were purchased. As of December 31, 2024, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of December 31, 2024 (in millions):

Fair Value
Due within 1 year	$83.7
Due after 1 year through 5 years	555.6
Due after 5 years through 10 years	428.0
Due after 10 years	265.0
Total	$1,332.3

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations, or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $1.4 million are included in the “Due after 10 years” category in the table above.

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet category (in millions):

	Fair Value Measurement Using		Total
December 31, 2024	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$32.6	$—	$32.6
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,027.6	1,027.6
Asset-backed securities	—	211.2	211.2
Corporate debt securities	—	85.0	85.0
State and municipal variable-rate demand notes	—	1.4	1.4
United States government agency mortgage-backed securities	—	7.1	7.1
Other assets:
Derivatives	—	29.5	29.5
Total assets	$32.6	$1,361.8	$1,394.4
Liabilities:
Other liabilities:
Derivatives	$—	$3.6	$3.6
Total liabilities	$—	$3.6	$3.6

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement Using		Total
December 31, 2023	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$11.8	$—	$11.8
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,011.4	1,011.4
Asset-backed securities	—	195.7	195.7
Corporate debt securities	—	152.2	152.2
State and municipal variable-rate demand notes	—	86.8	86.8
United States government agency mortgage-backed securities	—	12.1	12.1
Other assets:
Derivatives	—	10.8	10.8
Total assets	$11.8	$1,469.0	$1,480.8
Liabilities:
Other liabilities:
Derivatives	$—	$17.4	$17.4
Total liabilities	$—	$17.4	$17.4

For the year ended December 31, 2024, non-recurring fair value adjustments were approximately $13 million for impairments related to the Company’s assets in Russia. For the year ended December 31, 2023, non-recurring fair value adjustments were approximately $12 million for impairments primarily related to software no longer in use and property and equipment. For the year ended December 31, 2022, non-recurring fair value adjustments were approximately $15 million of operating lease right-of-use (“ROU”) asset, property and equipment, and other intangible asset impairments associated with the Company’s suspension of its operations in Russia and Belarus, the first closing of its Business Solutions divestiture, and its operating expense redeployment initiatives. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2024 and 2023.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Consolidated Balance Sheets at their original issuance values as adjusted over time to amortize or accrete that value to par. As of December 31, 2024, the carrying value and fair value of the Company’s borrowings were $2,940.8 million and $2,876.7 million, respectively (see Note 14). As of December 31, 2023, the carrying value and fair value of the Company’s borrowings were $2,504.6 million and $2,419.0 million, respectively.

In 2022, the Company entered into reverse repurchase agreements, a form of secured lending, with broker-dealer affiliates of large U.S. banks, using a portion of the proceeds from the sale of the Company’s Business Solutions business. These agreements required the counterparties to pledge marketable securities with a value greater than the amount of cash transferred as collateral, which was held and valued by a third-party custodial bank. These investments generated interest income through the date of repurchase, at which point the purchase price together with the interest due was paid back to the Company. The Company had fully redeemed these investments as of December 31, 2023.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Assets and Other Liabilities

The following table summarizes the components of Other assets and Other liabilities (in millions):

	December 31,
	2024	2023
Other assets:
Amounts advanced to agents and disbursement partners	$209.1	$188.5
Other investments(a)	169.2	169.2
ROU assets	161.1	126.6
Prepaid expenses	98.5	91.9
Equity method investments	43.7	41.2
Derivatives	29.5	10.8
Other	100.4	108.8
Total other assets	$811.5	$737.0
Other liabilities:
Operating lease liabilities	$191.2	$162.3
Agent deposits	46.7	46.9
Derivatives	3.6	17.4
Other	22.8	41.5
Total other liabilities	$264.3	$268.1

(a)
Represents equity investments without readily determinable fair values recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in the same issuer.

10. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(75.7)	$(40.0)	$46.8
Foreign	694.3	785.8	961.8
Total pre-tax income	$618.6	$745.8	$1,008.6

For the years ended December 31, 2024, 2023, and 2022, 112%, 105%, and 95% of the Company’s pre-tax income was derived from foreign sources, respectively.

The provision for/(benefit from) income taxes was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Federal	$(100.3)	$18.5	$(34.0)
State and local	(4.7)	2.0	(8.0)
Foreign	(210.6)	99.3	140.0
Total provision for/(benefit from) income taxes	$(315.6)	$119.8	$98.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s effective tax rates differed from statutory rates as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefits	(0.1)%	0.3%	(0.1)%
Foreign rate differential, net of United States tax paid on foreign earnings (6.9%, 3.0%, and 4.6%, respectively)	(7.2)%	(8.5)%	(8.3)%
Divestitures	—%	0.5%	5.6%
Lapse of statute of limitations	(0.7)%	(0.8)%	(9.7)%
Valuation allowances	0.4%	0.7%	0.2%
Uncertain tax positions	(0.2)%	2.3%	(0.7)%
IRS settlement	(22.3)%	—%	—%
International reorganization	(40.2)%	—%	—%
Other	(1.7)%	0.6%	1.7%
Effective tax rate	(51.0)%	16.1%	9.7%

The change in the Company’s effective tax rates for the year ended December 31, 2024 compared to the prior year was primarily due to tax benefits arising from the recognition of deferred tax assets, net of valuation allowance, associated with the reorganization of the Company’s international operations and the settlement of the IRS examination of the Company’s 2017 and 2018 federal income tax returns. The increase in the Company’s effective tax rate for the year ended December 31, 2023 compared to the prior year was primarily due to the reversal of uncertain tax positions in the prior year, including from statute of limitations expirations and the completion of the examination of the Company’s federal income tax returns for 2017 and 2018, partially offset by the effects of the sale of the Business Solutions business.

In addition to the items included in the reconciliation of the Company’s comparable effective tax rate, in the fourth quarter of 2023, the Company concluded steps to eliminate certain intercompany financing subsidiaries. The steps resulted in cancellation of certain intercompany debts which were offset by utilization of net operating losses that prior to the fourth quarter of 2023 were determined to have a remote possibility of realization, subject to full valuation allowance. There was no net tax effect of these steps.

The Company’s provision for/(benefit from) income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(111.1)	$30.6	$(17.1)
State and local	(3.8)	2.7	(4.6)
Foreign	48.1	97.5	146.4
Total current taxes	(66.8)	130.8	124.7
Deferred:
Federal	10.8	(12.1)	(16.9)
State and local	(0.9)	(0.7)	(3.4)
Foreign	(258.7)	1.8	(6.4)
Total deferred taxes	(248.8)	(11.0)	(26.7)
	$(315.6)	$119.8	$98.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2024	2023
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$16.6	$17.5
Lease liabilities	19.2	19.2
Tax attribute carryovers	67.7	29.9
Intangibles, property and equipment	297.3	8.0
Deferred benefits of uncertain tax positions	6.8	10.0
Securities and investments	6.4	8.4
Other	3.2	2.0
Valuation allowance	(90.3)	(18.5)
Total deferred tax assets	326.9	76.5
Deferred tax liabilities related to:
Intangibles, property and equipment	205.1	203.8
Lease right-of-use assets	12.4	12.3
Total deferred tax liabilities	217.5	216.1
Net deferred tax asset/(liability)(a)	$109.4	$(139.6)

(a)
As of December 31, 2024 and 2023, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions were $265.0 million and $8.0 million, respectively. As of December 31, 2023, the deferred tax asset amount was reflected in Other assets in the Consolidated Balance Sheets.

Deferred tax assets for tax attribute carryovers and valuation allowance included in the above table exclude the impact of tax attribute carryovers determined to have a remote possibility of realization.

The valuation allowances are primarily the result of uncertainties regarding the Company’s ability to recognize tax benefits associated with certain United States foreign tax credit carryforwards, certain foreign and state net operating losses, and certain foreign deferred tax assets related to indefinite-lived intangibles. Changes in circumstances, or the identification and implementation of relevant tax planning strategies, could make it foreseeable that the Company will recover these deferred tax assets in the future, which could lead to a reversal of these valuation allowances and a reduction in income tax expense.

Outside tax basis differences of $1.5 billion as of December 31, 2024 primarily relate to undistributed foreign earnings not already subject to United States income tax and additional outside basis differences inherent in certain entities. To the extent such outside basis differences are attributable to undistributed earnings not already subject to United States tax, such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon the future realization of the Company’s basis difference, the Company could be subject to United States income taxes, state income taxes, and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of complexities associated with its hypothetical calculation.

Tax reform legislation enacted into United States law in 2017 (“the Tax Act”) imposed a domestic one-time tax on the Company’s previously undistributed earnings of foreign subsidiaries, with certain exceptions. This tax charge, combined with the Company’s other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million. The Company elected to pay this liability in periodic installments through 2025. Under the terms of the law, the Company is required to pay the final installment of approximately $221 million in the second quarter of 2025. For the years ended December 31, 2024, 2023, and 2022, the Company made installment payments of $159.3 million, $119.5 million, and $63.7 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

The Company has established contingency reserves for a variety of tax exposures. As of December 31, 2024, the total amount of tax contingency reserves was $17.9 million, including accrued interest and penalties, net of related items. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

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

	2024	2023
Balance as of January 1	$269.4	$270.5
Increase related to current period tax positions(a)	1.0	0.4
Increase related to prior period tax positions	0.8	2.7
Decrease related to prior period tax positions	—	(0.5)
Decrease due to settlements with taxing authorities	(213.1)	—
Decrease due to lapse of applicable statute of limitations	(2.4)	(3.7)
Decrease due to effects of foreign currency exchange rates	(0.1)	—
Balance as of December 31	$55.6	$269.4

(a)
Includes recurring accruals for issues which initially arose in previous periods.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $45.1 million and $259.5 million as of December 31, 2024 and 2023, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for/(benefit from) income taxes in its Consolidated Statements of Income and records the associated liability in Income taxes payable in its Consolidated Balance Sheets. The Company recognized $(15.3) million, $14.7 million, and $(10.9) million in interest and penalties during the years ended December 31, 2024, 2023, and 2022, respectively. The Company has accrued $16.6 million and $40.7 million for the payment of interest and penalties as of December 31, 2024 and 2023, respectively.

The unrecognized tax benefits accrual as of December 31, 2024 consists of federal, state, and foreign tax matters. It is reasonably possible that the Company’s total unrecognized tax benefits could decrease by up to approximately $8 million during the next 12 months in connection with various matters which may be resolved.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, and the Company has identified the United States as its major tax jurisdiction, as the income tax imposed by any one foreign country is not material to the Company. The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The conclusion of the examination of the Company's consolidated federal income tax returns for 2017 and 2018 resulted in both agreed and unagreed adjustments. The agreed adjustments have been reflected in the Company's financial statements, and the Company settled certain of the unagreed adjustments during the third quarter of 2024, which resulted in a tax benefit of $137.8 million for the year ended December 31, 2024. The Company is contesting the one remaining unagreed adjustment at the IRS Appeals level and has fully reserved for this unagreed adjustment. The statute of limitations for the U.S. federal returns for 2017

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2018 has been extended to September 30, 2025. The Company's U.S. federal income tax returns since 2021 are also eligible to be examined.

11. Leases

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

The Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2024 and 2023, total ROU assets were $161.1 million and $126.6 million, respectively, and operating lease liabilities were $191.2 million and $162.3 million, respectively. The ROU assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities is included in Cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Operating lease costs, which are included in Total expenses in the Company’s Consolidated Statements of Income, were $52.5 million, $37.4 million, and $40.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2024, 2023, and 2022.

The Company’s leases have remaining terms from less than 1 year to 8 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Company the right to extend the lease by up to 10 years. However, a substantial majority of these options are not reflected in the calculation of the ROU asset and operating lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease terms and discount rates for operating lease liabilities:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.7	5.6
Weighted-average discount rate	8.9%	6.8%

The following table represents maturities of operating lease liabilities as of December 31, 2024 (in millions):

December 31, 2024
Due within 1 year	$65.2
Due after 1 year through 2 years	45.4
Due after 2 years through 3 years	34.4
Due after 3 years through 4 years	28.8
Due after 4 years through 5 years	20.6
Due after 5 years	22.2
Total lease payments	216.6
Less imputed interest	(25.4)
Total operating lease liabilities	$191.2

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders’ Equity

Accumulated Other Comprehensive Loss

AOCL includes all changes in equity during a period that have not yet been recognized in income, except those resulting from transactions with shareholders. The components include unrealized gains and losses on investment securities, unrealized gains and losses from cash flow hedging activities, and foreign currency translation adjustments.

Unrealized gains and losses on investment securities that are available for sale, primarily state and municipal debt securities, are included in AOCL until the investment is either sold or experiences a credit loss. See Note 7 for further discussion.

The effective portion of the change in the fair value of derivatives that qualifies as a cash flow hedge is recorded in AOCL. Generally, amounts are recognized in income when the related forecasted transaction affects earnings. See Note 13 for further discussion.

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

	Amounts Reclassified from AOCL to Net Income
	Income Statement	Year Ended December 31,
Income for the period (in millions)	Location	2024	2023	2022
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$1.4	$(6.6)	$(8.9)
Income tax benefit/(expense)	Provision for income taxes	(0.3)	1.0	1.7
Total reclassification adjustments related to investment securities, net of tax		1.1	(5.6)	(7.2)
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	2.4	23.9	47.7
Interest rate contracts	Interest expense	0.2	0.1	—
Income tax expense	Provision for income taxes	—	(0.2)	(0.4)
Total reclassification adjustments related to cash flow hedges, net of tax		2.6	23.8	47.3
Foreign currency translation adjustments:
Foreign currency translation	Gain on divestiture of business	—	—	17.8
Total reclassification adjustments related to foreign currency translation adjustments, net of tax		—	—	17.8
Total reclassifications, net of tax		$3.7	$18.2	$57.9

The following tables summarize the components of AOCL, net of tax in the accompanying Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)
Unrealized gains/(losses)	1.0	32.4	(1.2)	32.2
Tax expense	(0.3)	(1.4)	—	(1.7)
Amounts reclassified from AOCL into earnings, net of tax	(1.1)	(2.6)	—	(3.7)
As of December 31, 2024	$(33.4)	$13.1	$(120.2)	$(140.5)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)
Unrealized gains/(losses)	37.3	(12.1)	—	25.2
Tax benefit/(expense)	(6.5)	0.1	—	(6.4)
Amounts reclassified from AOCL into earnings, net of tax	5.6	(23.8)	—	(18.2)
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2021	$30.4	$18.7	$(101.2)	$(52.1)
Unrealized gains/(losses)	(130.8)	49.5	—	(81.3)
Tax benefit/(expense)	23.8	(0.4)	—	23.4
Amounts reclassified from AOCL into earnings, net of tax	7.2	(47.3)	(17.8)	(57.9)
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2024, 2023, and 2022 were $318.3 million, $346.1 million, and $361.6 million, respectively. The Company’s Board of Directors declared quarterly cash dividends of $0.235 per common share for each quarter during the years ended December 31, 2024, 2023, and 2022.

On February 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2025.

Share Repurchases

During the years ended December 31, 2024, 2023, and 2022, 13.9 million, 24.3 million, and 22.3 million shares, respectively, were repurchased for $177.3 million, $300.0 million, and $351.8 million, respectively, excluding commissions, at an average cost of $12.75, $12.35, and $15.81, respectively, under the share repurchase authorization approved by the Company’s Board of Directors which expired on December 31, 2024. On December 13, 2024, the Company's Board of Directors authorized another $1.0 billion of common stock repurchases with no expiration date. The amounts included in the Common stock repurchased line in the Company’s Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on restricted stock units that have vested.

13. Derivatives

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of approximately one year, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2024, these foreign currency forward contracts had maturities of a maximum of 24 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2024 and 2023 were as follows (in millions):

	December 31,
	2024	2023
Contracts designated as hedges:
Euro	$210.5	$227.0
Canadian dollar	111.7	97.9
British pound	75.6	56.9
Australian dollar	51.2	46.5
Swiss franc	41.6	37.4
Other(a)	35.7	40.3
Contracts not designated as hedges:
Euro	$499.1	$597.9
British pound	118.1	174.9
Philippine peso	89.8	38.0
Mexican peso	85.7	168.1
Indian rupee	57.7	55.3
Australian dollar	49.0	79.9
Canadian dollar	35.5	77.2
Swiss franc	32.6	(b)
Singapore dollar	31.4	27.5
Brazilian real	(b)	31.4
Chinese yuan	(b)	30.0
Japanese yen	(b)	29.2
Other(a)	208.5	146.2

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million for the respective period.
(b)
Amount is below $25 million for the relevant period; therefore, the balance has been included within “Other.”

Business Solutions Operations

Prior to the final closing of the Business Solutions sale in 2023, the derivatives written related to this business were part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily included spot exchanges of currency in addition to forwards and options. Foreign exchange revenues from the total portfolio of positions included in Revenues in the Company’s Consolidated Statements of Income were $27.8 million and $177.4 million for the years ended December 31, 2023 and 2022, respectively. None of the derivative contracts used in Business Solutions operations were designated as accounting hedges.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2024	2023	Location	2024	2023
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$24.4	$8.5	Other liabilities	$0.2	$13.2
Derivatives not designated as hedges:
Foreign currency	Other assets	$5.1	$2.3	Other liabilities	$3.4	$4.2
Total derivatives		$29.5	$10.8		$3.6	$17.4

Offsetting of Derivative Assets and Liabilities

The Company has elected to present derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets; however, derivatives associated with the Company's foreign currency exchange contracts that are subject to a master netting arrangement or similar agreement would have resulted in an offset of $3.4 million and $7.3 million to both derivative assets and liabilities as of December 31, 2024 and 2023, respectively. This includes the fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Foreign currency derivatives(a)	$32.4	$(12.1)	$49.5

(a)
For the years ended December 31, 2024, 2023, and 2022, gains/(losses) of $(1.9) million, $2.5 million, and $(1.8) million, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the location and amounts of pre-tax net gains from cash flow hedging relationships recognized in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024		2023		2022

		Interest		Interest		Interest
	Revenues	Expense	Revenues	Expense	Revenues	Expense
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,209.7	$(119.8)	$4,357.0	$(105.3)	$4,475.5	$(101.0)
Gains on cash flow hedges:
Foreign currency derivatives:
Gains reclassified from AOCL into earnings	2.4	—	23.9	—	47.7	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	6.4	—	6.6	—	5.6	—
Interest rate derivatives:
Gains reclassified from AOCL into earnings	—	0.2	—	0.1	—	—

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains on derivatives (from undesignated hedges) in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 (in millions):

		Year Ended December 31,
Derivatives(a)	Location	2024	2023	2022
Foreign currency derivatives(b)	Selling, general, and administrative	$48.4	$18.0	$66.5

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations, as well as certain foreign currency denominated positions. Foreign exchange losses on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above, and included in Selling, general, and administrative in the Consolidated Statements of Income, were $68.0 million, $2.6 million, and $62.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Based on December 31, 2024 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $14.0 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2024	December 31, 2023
Commercial paper	$—	$364.9
Notes:
2.850% notes due 2025(a), (b)	500.0	500.0
1.350% notes due 2026(a)	600.0	600.0
2.750% notes due 2031(a)	300.0	300.0
6.200% notes due 2036(a)	500.0	500.0
6.200% notes due 2040(a)	250.0	250.0
Term loan facility borrowings (effective rate of 5.8%)(c)	800.0	—
Total borrowings at par value	2,950.0	2,514.9
Debt issuance costs and unamortized discount, net	(9.2)	(10.3)
Total borrowings at carrying value(d)	$2,940.8	$2,504.6

(a)
The difference between the stated interest rate and the effective interest rate is not significant.
(b)
On January 10, 2025, the Company repaid these notes in full. See the Term Loan Facility and Notes sections below for further discussion.
(c)
In December 2024, the Company drew upon its Term Loan Facility. See the Term Loan Facility section below for further discussion.
(d)
As of December 31, 2024, the Company’s weighted-average effective rate on total borrowings was approximately 4.3%.

The following summarizes the Company’s maturities of borrowings at par value as of December 31, 2024 (in millions):

Due within 1 year(a)	$500.0
Due after 1 year through 2 years	600.0
Due after 2 years through 3 years	800.0
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,950.0

(a)
On January 10, 2025, the Company repaid these notes in full.

The Company’s obligations with respect to its outstanding borrowings, as described below, rank equally.

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.56 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility as defined below. The commercial paper notes may have maturities of up to 397 days from date of issuance. As of December 31, 2024, the Company had no commercial paper borrowings outstanding, and as of December 31, 2023, the Company had $364.9 million in commercial paper borrowings outstanding.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

The Company has a revolving credit facility that provides for unsecured financing facilities and allows it to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average (the “Revolving Credit Facility”). On November 30, 2024, the Company increased the aggregate revolving credit commitments to $1.56 billion, including a $250.0 million letter of credit subfacility and $300.0 million swing line sublimit, and extended the maturity date to November 30, 2029. The Revolving Credit Facility supports borrowings under the Company’s commercial paper program.

Interest due under the Revolving Credit Facility is payable according to the terms of that borrowing. Generally, interest under the Revolving Credit Facility is calculated using either (i) an adjusted term SOFR, or other applicable benchmark based on the currency of the borrowing, plus an interest rate margin determined on a sliding scale from 0.920% to 1.425% based on the Company’s credit rating (currently 1.140%) or (ii) a base rate plus a margin determined on a sliding scale from 0.000% to 0.425% based on the Company’s credit rating (currently 0.140%). A facility fee on the total amount of the facility is also payable quarterly, regardless of usage, and such facility fee is determined on a sliding scale from 0.080% to 0.200% based on the Company’s credit rating (currently 0.110%).

As of December 31, 2024 and 2023, the Company had no outstanding borrowings under its revolving credit facility.

Term Loan Facility

On June 25, 2024, the Company entered into a delayed draw term loan credit agreement providing for an unsecured term loan facility in an aggregate amount of $800.0 million (the “Term Loan Facility”). On December 13, 2024, the Company drew upon the Term Loan Facility in the total amount of $800.0 million, and such borrowings mature on December 13, 2027. The Company has the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. The Company used the proceeds from the Term Loan Facility borrowings to repay the Company’s issued and outstanding 2.850% notes due January 2025, to reduce commercial paper balances, and for general corporate purposes.

Interest due under the Term Loan Facility is payable according to the terms of that borrowing. Generally, interest under the Term Loan Facility is calculated using either (i) an adjusted term SOFR, or other applicable benchmark based on the currency of the borrowing, plus an interest rate margin determined on a sliding scale from 1.000% to 1.625% based on the Company’s credit rating (currently 1.250%) or (ii) a base rate plus a margin determined on a sliding scale from 0.000% to 0.625%) based on the Company’s credit rating (currently 0.250%).

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 25, 2019, the Company issued $500.0 million of aggregate principal amount of unsecured notes due January 10, 2025 (“2025 Notes”). The 2025 Notes matured and were repaid in January 2025 using cash proceeds from the Term Loan Facility borrowings.

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

The Revolving Credit Facility and Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict the Company’s ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Company’s notes are subject to similar covenants except that only the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness, and none of the Company’s notes are subject to a covenant that limits the Company’s ability to impose restrictions on subsidiary dividends. Under its Revolving Credit Facility and Term Loan Facility, the Company is required to maintain compliance with a consolidated adjusted Earnings before Interest, Taxes, Depreciation and Amortization interest coverage ratio covenant of greater than 3:1 for each period of four consecutive fiscal quarters.

Certain of the Company’s notes (including the 2026 Notes, 2031 Notes, and 2040 Notes) include a change of control triggering event provision, as defined in the terms of the notes. If a change of control triggering event occurs, holders of the notes may require the Company to repurchase some or all of their notes at a price equal to 101% of the principal amount of their notes, plus any accrued and unpaid interest. A change of control triggering event will occur when there is a change of control involving the Company and among other things, within a specified period in relation to the change of control, the notes are downgraded from an investment grade rating to below an investment grade rating by certain major credit rating agencies. In addition, the interest rates payable on the Company’s notes due in 2026 and 2031 can be impacted by the Company’s credit ratings.

15. Stock-Based Compensation Plans

The Western Union Company 2015 Long-Term Incentive Plan and 2024 Long-Term Incentive Plan

The Western Union Company 2024 Long-Term Incentive Plan (“2024 LTIP”), approved on May 17, 2024, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards. These awards may be granted to the Company's employees, non-employee directors, consultants, independent contractors, and agents by the Compensation and Benefits Committee of the Company’s Board of Directors (the “CBC”), in its sole discretion. Prior to this, equity-based awards were granted out of the 2015 Long-Term Incentive Plan (“2015 LTIP”). Shares available for grant under the 2024 LTIP were 28.8 million as of December 31, 2024.

Stock options granted to employees are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date, have 10-year terms, and typically vest over four equal annual increments beginning one

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year after the grant date. Stock options granted to executive officers and certain other key employees generally vest on a prorated basis upon termination. Compensation expense related to stock options is recognized over the requisite service period, which is the same as the vesting period.

Restricted stock units granted to employees typically vest on a graded basis over three or four years in equal, annual increments, beginning one year after the grant date, or three years after grant date on a cliff basis. Restricted stock units granted to executive officers, retirement eligible employees, and employees terminated involuntarily and without cause after the one-year anniversary of the grant date generally vest on a prorated basis upon termination. Restricted stock units granted to certain retirement eligible employees who provide notice of termination may vest fully upon termination. The fair value of restricted stock units is measured based on the Company’s stock price on the grant date. Restricted stock units accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. Compensation expense related to restricted stock units is recognized over the requisite service period, which is the same as the vesting period.

In 2024, 2023, and 2022, the CBC granted the CEO long-term incentive awards consisting of 60% Financial Performance Share Units (“PSUs”) with a TSR modifier (“Financial PSUs with a TSR modifier”), 20% stock option awards, and 20% restricted stock unit awards. In 2024, the CBC granted the Company’s executive officers and certain other key employees, excluding the CEO, long-term incentive awards which consisted of a combination of: 1) Financial PSUs with a TSR modifier, restricted stock unit awards, and stock option awards, or 2) Financial PSUs with a TSR modifier and restricted stock unit awards. In 2023 and 2022, the CBC granted these employees Financial PSUs with a TSR modifier and restricted stock unit awards. In 2024, 2023, and 2022, the CBC granted other executive management of the Company awards which consisted of 50% Financial PSUs with a TSR modifier and 50% restricted stock unit awards, and the CBC also granted certain other non-executive employees of the Company annual equity grants consisting of restricted stock unit awards in 2024, 2023, and 2022.

The performance-based restricted stock units granted to the Company’s executives in 2024, 2023 and 2022 are Financial PSUs with a TSR modifier. The financial metric requires the Company to meet certain financial objectives over three individual, annual performance periods. The market condition consists of a modifier tied to the Company’s total shareholder return in relation to the S&P MidCap 400 or S&P 500 Index as calculated over a three-year performance period.

The PSUs discussed above will vest 100% on the third anniversary of the grant date, contingent upon threshold financial and market performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for awards in 2024, 2023 and 2022 range from 0% up to 200% of the target number of stock units granted, contingent upon actual financial and total shareholder return performance results. The grant date fair value of all performance based restricted stock units is fixed, and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the Financial PSUs with a TSR modifier is determined using the Monte-Carlo simulation model. Awards granted to executive officers, retirement eligible employees, and employees terminated involuntarily and without cause after the one-year anniversary of the grant date generally vest on a prorated basis upon termination. Financial PSUs with a TSR modifier granted to certain retirement eligible employees who provide notice of termination may continue to vest in full following termination. Compensation expense related to PSUs is recognized over the requisite service period, which is the same as the vesting period.

The Company has also granted restricted stock units and options to the non-employee directors of the Company. The fair value of these restricted stock units is measured based on the fair value of the shares on the grant date and may be settled upon vesting unless the participant elects to defer the receipt of common shares under the applicable plan rules. Options have 10-year terms and are issued with exercise prices equal to the fair market value of Western Union common stock on the grant date. Both of these awards vest one year after the grant date and on a prorated basis upon a qualifying departure. Compensation expense for these awards is recognized over the requisite service period, which is the same as the vesting period.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2024 was as follows (options and aggregate intrinsic value in millions):

		Weighted- Average Exercise	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Outstanding as of January 1	7.1	$18.09
Granted	4.4	$12.80
Exercised	—	$—
Cancelled/forfeited	(3.1)	$19.23
Outstanding as of December 31	8.4	$14.92	8.4	$—
Options exercisable as of December 31	2.7	$17.90	7.7	$—

There were no options exercised during the year ended December 31, 2024. The Company received $0.2 million and $9.5 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2023 and 2022, respectively. Upon the exercise of stock options, shares of common stock are issued from authorized common shares. The total tax benefits from the exercise of options were immaterial for the year ended December 31, 2023 and $0.2 million for the year ended December 31, 2022. The total intrinsic value of stock options exercised was immaterial for the year ended December 31, 2023 and $0.8 million for the year ended December 31, 2022.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2024 was as follows (units in millions):

		Weighted-Average
	Units	Grant-Date Fair Value
Non-vested as of January 1	7.3	$16.39
Granted	4.7	$12.64
Vested	(1.9)	$17.24
Forfeited	(1.9)	$16.14
Non-vested as of December 31	8.2	$14.14

Stock-Based Compensation Expense

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units for the years ended December 31, 2024, 2023, and 2022 (in millions, except per share data):

	2024	2023	2022
Stock-based compensation expense	$(38.9)	$(35.9)	$(45.5)
Income tax benefit from stock-based compensation expense	6.8	6.1	8.1
Net income impact	$(32.1)	$(29.8)	$(37.4)
Earnings per share impact:
Basic and diluted	$(0.09)	$(0.08)	$(0.10)

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2024, there was $4.7 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.7 years, and there was $48.2 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Stock options granted:
Weighted-average risk-free interest rate	4.2%	4.0%	1.9%
Weighted-average dividend yield	7.7%	6.0%	4.3%
Volatility	26.9%	27.8%	29.9%
Expected term (in years)	7.12	7.23	7.28
Weighted-average grant date fair value	$1.47	$2.09	$3.47

Risk-free interest rate - The risk-free rate for stock options granted was determined by using a United States Treasury rate for the period that coincided with the expected terms listed above.

Expected dividend yield - The Company’s expected annual dividend yield was the calculation of the annualized Western Union dividend divided by an average Western Union stock price on each respective grant date.

Expected volatility - For the Company’s executives and non-employee directors, the Company used a blend of implied and historical volatility, which was calculated using the market price of traded options on Western Union’s common stock and the historical volatility of Western Union stock data. There were no options granted to non-executive employees in 2024, 2023, or 2022.

Expected term - For 2024, 2023, and 2022, the expected term for the Company's executives and non-employee director grants was approximately seven years and eight years, respectively. The Company’s expected term for options was based upon, among other things, historical exercises, the vesting term of the Company’s options, and the options’ contractual term of 10 years.

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

16. Segments

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

The Company's CODM is the President and Chief Executive Officer. The CODM uses segment operating income or loss to assess performance and allocate resources to the segments. This measure includes all expenses necessary to operate the segment and enables the CODM to understand segment profitability based on prior resource allocation decisions. This measure also excludes certain expenses such as exit costs, other severance, and operating expense redeployment activities which may be driven by corporate initiatives or could result in a lack of comparability if included in segment operating income.

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

The Consumer Services segment primarily includes the Company’s bill payment services, money order services, retail foreign exchange services, media network, prepaid cards, lending partnerships, and digital wallets.

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
•
The CODM does not review total assets by segment and capital expenditures for purposes of assessing segment performance and allocating resources. As such, the disclosure of total assets by segment and capital expenditures have not been included below.
•
All items not included in operating income are excluded from the segments.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s segment results for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31, 2024
	Consumer Money Transfer	Consumer Services	Total
Revenues	$3,798.0	$411.7	$4,209.7
Expenses:
Direct transactional expenses(a)	1,731.0	128.8	1,859.8
Depreciation and amortization(b)	99.2	17.1	116.3
Other segment items(c)	1,230.4	213.5	1,443.9
Total segment operating income	$737.4	$52.3	$789.7
Redeployment program costs(d)			(41.4)
Severance costs(e)			(1.2)
Acquisition, separation, and integration costs(f)			(4.1)
Amortization and impairment of acquisition-related intangible assets(g)			(2.4)
Russia asset impairments and termination costs(h)			(14.8)
Total consolidated operating income			$725.8

	Year Ended December 31, 2023
	Consumer Money Transfer	Consumer Services	Business Solutions(i)	Total
Revenues	$4,005.0	$322.3	$29.7	$4,357.0
Expenses:
Direct transactional expenses(a)	1,842.4	78.1	6.8	1,927.3
Depreciation and amortization(b)	97.2	9.9	—	107.1
Other segment items(c)	1,314.6	141.8	19.2	1,475.6
Total segment operating income	$750.8	$92.5	$3.7	$847.0
Redeployment program costs(d)				(29.5)
Total consolidated operating income				$817.5

	Year Ended December 31, 2022
	Consumer Money Transfer	Consumer Services	Business Solutions(i)	Total
Revenues	$3,993.5	$285.1	$196.9	$4,475.5
Expenses:
Direct transactional expenses(a)	1,748.3	82.3	39.0	1,869.6
Depreciation and amortization(b)	96.3	7.0	0.1	103.4
Other segment items(c)	1,383.8	95.0	99.3	1,578.1
Total segment operating income	$765.1	$100.8	$58.5	$924.4
Redeployment program costs(d)				(21.8)
Russia/Belarus exit costs(j)				(10.0)
Business Solutions exit costs(j)				(7.7)
Total consolidated operating income				$884.9

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Direct transactional expenses include commissions to agents, bank fees, credit and non-credit losses, and other variable expenses.
(b)
Depreciation and amortization excludes amortization of capitalized contract costs paid to agents and partners, as this amortization is recorded as commissions to agents and partners and is therefore included in direct transactional expenses. For the years ended December 31, 2024, 2023, and 2022, amortization of capitalized contract costs included within direct transactional expenses in the Consumer Money Transfer segment was $62.8 million, $76.4 million, and $81.0 million, respectively. Depreciation and amortization also excludes amortization that is recorded as a reduction to revenues, which was immaterial for the years ended December 31, 2024, 2023, and 2022.
(c)
Other segment items primarily consists of salaries and benefits, professional services, equipment and software expenses, advertising costs, and lease and facilities costs.
(d)
Represented severance, expenses associated with streamlining the Company's organizational and legal structure, and other expenses associated with the Company's program which redeployed investment and expenses in the Company's cost base through optimizations in vendor management, real estate, marketing, and people strategy, as previously announced in October 2022. Expenses incurred under the program also included non-cash impairments of operating lease ROU assets and property and equipment. The expenses were not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses were therefore excluded from the Company's segment operating income results.
(e)
Represents severance costs, which have been excluded from the segments as the CODM excludes severance in making operating decisions, including allocating resources to the Company's segments. These expenses are therefore excluded from the Company's segment operating income results. Prior to the fourth quarter of 2024, these severance costs were included in the redeployment program costs line item, and therefore, severance costs have been consistently excluded from segment operating income in the tables above.
(f)
Represents the impact from expenses incurred in connection with the Company's acquisition and divestiture activity, including for the review and closing of these transactions, and integration costs directly related to the Company’s acquisitions. Beginning in 2024, the Company changed its segment reporting methodology to no longer allocate these costs to its segments. These costs were previously allocated entirely to Consumer Services while it was called Other, and the amount included in the Consumer Services segment was immaterial for both the years ended December 31, 2023 and 2022, respectively. The expenses are no longer included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.
(g)
Represents the non-cash amortization and impairment of acquired intangible assets in connection with recent business acquisitions. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.
(h)
Represents asset impairments related to the Company's assets in Russia and the costs associated with operating the Russian entity, beginning with the third quarter of 2024. While the Company had previously made a decision to suspend its operations in Russia, in the third quarter of 2024, the Company decided to pursue either liquidating or selling the Russian assets, which triggered a review of the carrying value of these assets. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.
(i)
On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business. The sale was completed with the final closing on July 1, 2023.
(j)
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

The geographic split of revenue below is based upon the country where the transaction is initiated with 100% of the revenue allocated to that country. Long-lived assets, consisting of property and equipment, net, are presented based upon the location of the assets.

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, each individual agent or customer accounted for less than 10% of consolidated revenue during these periods.

Information concerning principal geographic areas for Revenue was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$1,536.9	$1,507.9	$1,575.1
International	2,672.8	2,849.1	2,900.4
Total	$4,209.7	$4,357.0	$4,475.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information concerning principal geographic areas for long-lived assets, including ROU assets, was as follows (in millions):

	December 31,
	2024	2023	2022
United States	$93.0	$111.6	$118.0
International	152.3	106.4	114.7
Total	$245.3	$218.0	$232.7

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2024 and 2023 and Condensed Statements of Income and Comprehensive Income and Condensed Statements of Cash Flows for each of the three years in the period ended December 31, 2024.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1.4	$2.1
Property and equipment, net of accumulated depreciation of $75.0 and $68.6, respectively	11.8	19.7
Other assets	76.9	92.0
Investment in subsidiaries	4,838.2	4,547.0
Total assets	$4,928.3	$4,660.8

Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$54.0	$47.6
Income taxes payable	185.0	301.9
Payable to subsidiaries, net	703.9	1,239.3
Borrowings	2,940.8	2,504.6
Other liabilities	75.7	88.4
Total liabilities	3,959.4	4,181.8
Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 337.9 shares and 350.5 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3.4	3.5
Capital surplus	1,070.8	1,031.9
Retained earnings/(accumulated deficit)	35.2	(389.1)
Accumulated other comprehensive loss	(140.5)	(167.3)
Total stockholders' equity	968.9	479.0
Total liabilities and stockholders' equity	$4,928.3	$4,660.8

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2024	2023	2022
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Interest income	0.1	1.2	8.3
Interest expense	(158.7)	(121.5)	(105.7)
Other income/(expense), net	(0.5)	—	3.1
Loss before equity earnings of affiliates and income taxes	(159.1)	(120.3)	(94.3)
Equity in earnings of affiliates, net of tax	1,059.2	720.6	981.1
Income tax benefit	34.1	25.7	23.8
Net income	934.2	626.0	910.6
Other comprehensive income/(loss), net of tax	(0.2)	0.3	—
Other comprehensive income/(loss) of affiliates, net of tax	27.0	0.3	(115.8)
Comprehensive income	$961.0	$626.6	$794.8

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net cash provided by/(used in) operating activities	$757.5	$514.7	$(108.3)
Cash flows from investing activities
Purchases of property and equipment	(1.3)	(1.7)	(1.7)
Purchases of non-settlement investments	—	—	(400.0)
Proceeds from the sale of non-settlement investments	—	100.0	300.0
Proceeds from divestiture, net of cash divested (Note 4)	—	—	887.2
Distributions received from/(capital contributed to) subsidiaries, net	(232.5)	(6.0)	424.6
Other investing activities	(1.0)	(2.5)	1.7
Net cash provided by/(used in) investing activities	(234.8)	89.8	1,211.8
Cash flows from financing activities
Advances from/(payments to) subsidiaries, net	(448.2)	170.3	15.6
Net proceeds from/(repayments of) commercial paper	(364.9)	184.9	(95.0)
Net proceeds from issuance of borrowings	798.1	—	—
Principal payments on borrowings	—	(300.0)	(300.0)
Proceeds from exercise of options	—	0.2	9.5
Cash dividends and dividend equivalents paid	(321.5)	(349.0)	(364.2)
Common stock repurchased	(186.2)	(308.4)	(369.9)
Other financing activities	(0.7)	(2.0)	—
Net cash used in financing activities	(523.4)	(604.0)	(1,104.0)
Net change in cash and cash equivalents	(0.7)	0.5	(0.5)
Cash and cash equivalents at beginning of year	2.1	1.6	2.1
Cash and cash equivalents at end of year	$1.4	$2.1	$1.6
Supplemental cash flow information:
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$84.6	$210.9	$325.0
Cash paid for lease liabilities	$17.3	$14.2	$15.3
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	$0.2	$16.5	$—

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $340 million as of December 31, 2024 constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located. Additionally, certain of the Parent’s subsidiaries must meet minimum capital requirements in some countries in order to maintain operating licenses.

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

	Amount		Interest Rate
Date Issued	(in millions)	Due Date	(per annum)
July 1, 2022(a)	$170.4	March 31, 2025	2.21%
September 1, 2022(a)	$70.3	May 31, 2025	2.88%
September 1, 2023(a)	$93.7	May 31, 2026	5.07%
October 1, 2023(a)	$290.1	June 30, 2026	5.12%
December 1, 2023(a)	$245.2	August 31, 2026	5.30%

(a)
This note refinanced a note originally issued on a prior date.

The Parent files its United States federal consolidated income tax return and also a number of consolidated state income tax returns on its and certain of its affiliates’ behalf. In these circumstances, the Parent is responsible for remitting income tax payments on behalf of the consolidated group. The Parent’s provision for income taxes has been computed as if it were a separate tax-paying entity. Accordingly, the Parent has recorded income taxes payable on behalf of certain of its subsidiaries.

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

4. Divestiture

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

5. Commitments, Contingencies, and Guarantees

The Parent had approximately $60 million in outstanding letters of credit and bank guarantees as of December 31, 2024 primarily held in connection with regulatory requirements, certain agent agreements, and the Parent’s guarantees of its subsidiaries’ performance under these letters of credit and bank guarantees. The Parent has provided a guarantee to an underwriter of a surety bond, payable in the event the Parent’s subsidiary defaults on its obligation, in the amount of $213 million.

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

The Parent’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2024 and 2023, the total ROU assets were $45.8 million and $54.5 million, respectively, and lease liabilities were $73.4 million and $86.1 million, respectively. The ROU assets and operating lease liabilities were included in Other assets and Other liabilities, respectively, in the Parent’s Condensed Balance Sheets. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Parent’s Condensed Statements of Cash Flows. Short-term and variable lease costs were not material for the years ended December 31, 2024, 2023, and 2022.

The Parent’s leases have remaining terms from less than 1 year to nearly 7 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Parent the right to extend the lease by up to 10 years. However, these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	5.8	6.6
Weighted-average discount rate	5.7%	5.6%

The following table represents maturities of operating lease liabilities as of December 31, 2024 (in millions):

December 31, 2024
Due within 1 year	$17.0
Due after 1 year through 2 years	14.4
Due after 2 years through 3 years	14.3
Due after 3 years through 4 years	13.2
Due after 4 years through 5 years	11.6
Due after 5 years	16.0
Total lease payments	86.5
Less imputed interest	(13.1)
Total operating lease liabilities	$73.4

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, which is the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10‑K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2025 annual meeting of stockholders.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by its directors, officers, and employees and has implemented processes for the Company that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of this insider trading policy is filed as Exhibit 19 to this Annual Report.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2025 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10‑K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2025 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” and “Certain Transactions and Other Matters” of our definitive proxy statement for the 2025 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2025 annual meeting of stockholders.

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

3.2

Amended and Restated By-laws of The Western Union Company adopted on December 13, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2024 and incorporated herein by reference thereto).

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 22, 2024 and incorporated herein by reference thereto).

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

10.2

Delayed Draw Term Loan Credit Agreement, dated as of June 25, 2024, among The Western Union Company, the banks named therein, as lenders, U.S. Bank National Association and Bank of China, Chicago Branch, as Syndication Agents, Industrial and Commercial Bank of China Limited, New York Branch and State Bank of India, New York Branch, as Documentation Agents, and Bank of America, N.A., as Administrative Agent for the banks thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2024 and incorporated herein by reference thereto).

10.3

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (file no. 001‑32903) (filed on August 28, 2006 and incorporated herein by reference thereto).*

10.4

The Western Union Company Severance/Change in Control Policy (Executive Committee Level), as Amended and Restated on July 19, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed on July 26, 2023 and incorporated herein by reference thereto).*

10.5	The Western Union Company 2024 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2024 and incorporated herein by reference thereto).*

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

10.13	Form of Award Agreement Under The Western Union Company Senior Executive Performance Incentive Plan**

10.14

The Western Union Company 2015 Long-Term Incentive Plan, as Amended and Restated on February 21, 2018 (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 22, 2018 and incorporated herein by reference thereto).*

10.15

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

10.17

The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective January 1, 2022 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference thereto).*

10.18

Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.19

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.20

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

10.22

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.23

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

10.25

Nonqualified Stock Option Grant Agreement for Devin B. McGranahan under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference thereto).*

10.26	Employment contract dated as of February 11, 2025, between Western Union Payment Services Ireland Limited – Office Italy and Giovanni Angelini**

10.27

Form of Nonqualified Stock Option Award Agreement (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 22, 2024 and incorporated herein by reference thereto).*

10.28

Form of Nonqualified Stock Option Award Agreement (Non-U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 22, 2024 and incorporated herein by reference thereto).*

10.29	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Under The Western Union Company 2024 Long-Term Incentive Plan**

10.30	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under The Western Union Company 2024 Long-Term Incentive Plan**

10.31	Form of Performance-Based Restricted Stock Unit Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan**

10.32	Form of Restricted Stock Unit Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan**

10.33	Form of Nonqualified Stock Option Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan**

19	Insider Trading Policy**

21	Subsidiaries of The Western Union Company**

23	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934**

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934**

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code***

97.0

The Western Union Company Dodd-Frank Clawback and Forfeiture Policy dated October 2, 2023 (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 22, 2024 and incorporated herein by reference thereto).*

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

The Western Union Company (Registrant)

February 20, 2025	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devin B. McGranahan	President, Chief Executive Officer, and Director (Principal	February 20, 2025
Devin B. McGranahan	Executive Officer)

/s/ Matt Cagwin	Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Matt Cagwin

/s/ Mark Hinsey	Chief Accounting Officer and Controller	February 20, 2025
Mark Hinsey	(Principal Accounting Officer)

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 20, 2025
Jeffrey A. Joerres

/s/ Julie Cameron-Doe	Director	February 20, 2025
Julie Cameron-Doe

/s/ Martin I. Cole	Director	February 20, 2025
Martin I. Cole

/s/ Suzette M. Deering	Director	February 20, 2025
Suzette M. Deering

/s/ Betsy D. Holden	Director	February 20, 2025
Betsy D. Holden

/s/ Michael A. Miles, Jr.	Director	February 20, 2025
Michael A. Miles, Jr.

/s/ Timothy P. Murphy	Director	February 20, 2025
Timothy P. Murphy

/s/ Jan Siegmund	Director	February 20, 2025
Jan Siegmund

/s/ Angela A. Sun	Director	February 20, 2025
Angela A. Sun

/s/ Solomon D. Trujillo	Director	February 20, 2025
Solomon D. Trujillo