Form 10-Q
period 2025-03-31
Western Union CO
filed 2025-04-23
CIK 1365135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of April 18, 2025, 330,525,315 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$983.6	$1,049.1
Expenses:
Cost of services	619.2	641.3
Selling, general, and administrative	187.0	215.7
Total expenses	806.2	857.0
Operating income	177.4	192.1
Other income/(expense):
Interest income	1.7	3.1
Interest expense	(32.6)	(26.1)
Other income, net	0.8	0.9
Total other expense, net	(30.1)	(22.1)
Income before income taxes	147.3	170.0
Provision for income taxes	23.8	27.3
Net income	$123.5	$142.7
Earnings per share:
Basic	$0.37	$0.41
Diluted	$0.36	$0.41
Weighted-average shares outstanding:
Basic	337.7	344.4
Diluted	339.2	345.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2025	2024
Net income	$123.5	$142.7
Other comprehensive income, net of reclassifications and tax (Note 8):
Unrealized gains/(losses) on investment securities	17.3	(4.6)
Unrealized gains/(losses) on hedging activities	(19.8)	10.8
Foreign currency translation adjustments	1.1	—
Total other comprehensive income/(loss)	(1.4)	6.2
Comprehensive income	$122.1	$148.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,289.0	$1,474.0
Settlement assets	3,521.5	3,360.8
Property and equipment, net of accumulated depreciation of $465.5 and $454.9, respectively	77.0	84.2
Goodwill	2,059.9	2,059.6
Other intangible assets, net of accumulated amortization of $612.7 and $599.0, respectively	299.7	315.4
Deferred tax asset, net	256.3	265.0
Other assets	834.5	811.5
Total assets	$8,337.9	$8,370.5
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$376.2	$407.9
Settlement obligations	3,521.5	3,360.8
Income taxes payable	271.4	272.2
Deferred tax liability, net	160.7	155.6
Borrowings	2,791.3	2,940.8
Other liabilities	277.4	264.3
Total liabilities	7,398.5	7,401.6

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 332.1 shares and 337.9 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3.3	3.4
Capital surplus	1,081.4	1,070.8
Retained earnings/(accumulated deficit)	(3.4)	35.2
Accumulated other comprehensive loss	(141.9)	(140.5)
Total stockholders' equity	939.4	968.9
Total liabilities and stockholders' equity	$8,337.9	$8,370.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$123.5	$142.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9.5	9.2
Amortization	32.4	37.4
Other non-cash items, net	33.7	20.0
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(21.5)	(46.6)
Accounts payable and accrued liabilities	(32.0)	(64.4)
Income taxes payable	(2.1)	8.8
Other liabilities	4.7	(13.1)
Net cash provided by operating activities	148.2	94.0
Cash flows from investing activities
Payments for capitalized contract costs	(1.6)	(2.4)
Payments for internal use software	(19.4)	(21.7)
Purchases of property and equipment	(3.4)	(11.0)
Purchases of settlement investments	(128.0)	(130.2)
Proceeds from the sale of settlement investments	33.1	160.2
Maturities of settlement investments	8.0	23.3
Other investing activities	0.2	(24.5)
Net cash used in investing activities	(111.1)	(6.3)
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 8)	(82.3)	(80.5)
Common stock repurchased (Note 8)	(76.7)	(150.6)
Net proceeds from commercial paper	350.0	35.0
Principal payments on borrowings	(500.0)	—
Net change in settlement obligations	(387.5)	(136.9)
Other financing activities	(0.1)	(0.1)
Net cash used in financing activities	(696.6)	(333.1)
Net change in cash and cash equivalents, including settlement, and restricted cash	(659.5)	(245.4)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,106.9	1,786.2
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,447.4	$1,540.8

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	March 31,
	2025	2024
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,289.0	$1,106.5
Settlement cash and cash equivalents (Note 7)	157.2	412.4
Restricted cash in Other assets	1.2	21.9
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,447.4	$1,540.8

	Three Months Ended
	March 31,
	2025	2024
Supplemental cash flow information:
Interest paid	$23.8	$21.4
Income taxes paid	$14.1	$17.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

				Retained	Accumulated
				Earnings/	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit)	Loss	Equity
Balance, December 31, 2024	337.9	$3.4	$1,070.8	$35.2	$(140.5)	$968.9
Net income	—	—	—	123.5	—	123.5
Stock-based compensation	—	—	10.6	—	—	10.6
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(80.5)	—	(80.5)
Repurchase and retirement of common shares	(7.5)	(0.1)	—	(81.6)	—	(81.7)
Shares issued under stock-based compensation plans	1.7	—	—	—	—	—
Other comprehensive loss (Note 8)	—	—	—	—	(1.4)	(1.4)
Balance, March 31, 2025	332.1	$3.3	$1,081.4	$(3.4)	$(141.9)	$939.4

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2023	350.5	$3.5	$1,031.9	$(389.1)	$(167.3)	$479.0
Net income	—	—	—	142.7	—	142.7
Stock-based compensation	—	—	8.7	—	—	8.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(81.9)	—	(81.9)
Repurchase and retirement of common shares	(12.3)	(0.1)	—	(156.7)	—	(156.8)
Shares issued under stock-based compensation plans	1.4	—	—	—	—	—
Other comprehensive income (Note 8)	—	—	—	—	6.2	6.2
Balance, March 31, 2024	339.6	$3.4	$1,040.6	$(485.0)	$(161.1)	$397.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business

The Western Union Company (“Western Union” or the “Company”) is a leader in cross-border, cross-currency money movement, payments, and digital financial services, empowering consumers, businesses, financial institutions, and governments with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories and also through the Company's or its third-party digital partners' websites and mobile applications marketed under the Company’s brands (“Branded Digital”). Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

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

See Note 13 for further information regarding the Company’s segments.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2024, the Company's restricted net assets associated with these asset limitations and minimum capital requirements totaled approximately $340 million.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of March 31, 2025 and December 31, 2024 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of March 31, 2025 and for all periods presented. These condensed consolidated financial statements

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024.

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

Recently Adopted Accounting Pronouncements

In December 2024, the Company adopted a new accounting standard that requires the Company to expand reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The adoption of this standard did not have an impact on the Company's financial position or results of operations. Refer to Note 13 for additional information and the related disclosures.

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

2. Revenue

The Company’s revenues are primarily derived from consideration paid by customers to transfer money. These revenues vary by transaction based upon factors such as channel, send and receive locations, the send and receive funding method, the principal amount sent, and, when the money transfer involves different send and receive currencies, the difference between the exchange rate set by the Company to the customer and a rate available in the wholesale foreign exchange market. The Company also offers other consumer services, for which revenue is impacted by similar factors. The Company analyzes its different services individually to determine the appropriate basis for revenue recognition. For additional information on the Company's different services, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024.

Revenues from consumer money transfers are included in the Company’s Consumer Money Transfer segment and revenues from consumer bill payment and other services are included in the Company’s Consumer Services segment. See Note 13 for further information on the Company’s segments.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three months ended March 31, 2025 and 2024 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended March 31, 2025
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$329.8	$36.4	$366.2
Europe and CIS	230.3	10.1	240.4
Middle East, Africa, and South Asia	144.8	0.1	144.9
Latin America and the Caribbean	93.9	46.0	139.9
Asia Pacific	47.3	—	47.3
Revenues from contracts with customers	$846.1	$92.6	$938.7
Other revenues (a)	26.8	18.1	44.9
Total revenues	$872.9	$110.7	$983.6

	Three Months Ended March 31, 2024
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$354.5	$39.4	$393.9
Europe and CIS	224.4	4.5	228.9
Middle East, Africa, and South Asia	192.3	0.1	192.4
Latin America and the Caribbean	107.5	23.1	130.6
Asia Pacific	49.9	—	49.9
Revenues from contracts with customers	$928.6	$67.1	$995.7
Other revenues (a)	33.4	20.0	53.4
Total revenues	$962.0	$87.1	$1,049.1

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

Shares excluded from the diluted earnings per share calculation were 14.0 million and 11.4 million for the three months ended March 31, 2025 and 2024, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above the Company's average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Basic weighted-average shares outstanding	337.7	344.4
Common stock equivalents	1.5	1.3
Diluted weighted-average shares outstanding	339.2	345.7

4. Fair Value Measurements

Fair value, as defined by the relevant accounting standards, represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on how the Company measures fair value, refer to the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024.

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by category (in millions):

	Fair Value Measurement Using		Total
March 31, 2025	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$20.2	$—	$20.2
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,067.0	1,067.0
Asset-backed securities	—	208.6	208.6
Corporate debt securities	—	157.2	157.2
State and municipal variable-rate demand notes	—	1.4	1.4
United States government agency mortgage-backed securities	—	6.3	6.3
Other assets:
Derivatives	—	17.9	17.9
Total assets	$20.2	$1,458.4	$1,478.6
Liabilities:
Other liabilities:
Derivatives	$—	$12.1	$12.1
Total liabilities	$—	$12.1	$12.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Fair Value Measurement Using		Total
December 31, 2024	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$32.6	$—	$32.6
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,027.6	1,027.6
Asset-backed securities	—	211.2	211.2
Corporate debt securities	—	85.0	85.0
State and municipal variable-rate demand notes	—	1.4	1.4
United States government agency mortgage-backed securities	—	7.1	7.1
Other assets:
Derivatives	—	29.5	29.5
Total assets	$32.6	$1,361.8	$1,394.4
Liabilities:
Other liabilities:
Derivatives	$—	$3.6	$3.6
Total liabilities	$—	$3.6	$3.6

There were no material, non-recurring fair value adjustments in the three months ended March 31, 2025 and 2024. There were no transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2025 and 2024.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of March 31, 2025, the carrying value and fair value of the Company’s borrowings were $2,791.3 million and $2,749.5 million, respectively (see Note 10). As of December 31, 2024, the carrying value and fair value of the Company’s borrowings were $2,940.8 million and $2,876.7 million, respectively.

5. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $65 million in outstanding letters of credit and bank guarantees as of March 31, 2025, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $40 million as of March 31, 2025. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($11.3 million as of March 31, 2025). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against the Company in the amount of €9 million ($9.7 million as of March 31, 2025). The business in the DRC is operated through independent agents. The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company’s independent agents in the DRC to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and the Company intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the three months ended March 31, 2025 and 2024 totaled $10.0 million and $10.4 million, respectively.

7. Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements.

Settlement assets and obligations consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Settlement assets:
Cash and cash equivalents	$157.2	$631.6
Receivables from agents and others	1,942.3	1,421.7
Less: Allowance for credit losses	(18.5)	(24.7)
Receivables from agents and others, net	1,923.8	1,397.0
Investment securities	1,440.5	1,332.3
Less: Allowance for credit losses	—	(0.1)
Investment securities, net	1,440.5	1,332.2
Total settlement assets	$3,521.5	$3,360.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,818.2	$2,655.5
Payables to agents	703.3	705.3
Total settlement obligations	$3,521.5	$3,360.8

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

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of March 31, 2025.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others (in millions):

Agents and
Others
Allowance for credit losses as of January 1, 2025	$24.7
Current period provision for expected credit losses (a)	(3.8)
Write-offs charged against the allowance	(10.4)
Recoveries of amounts previously written off	7.8
Impacts of foreign currency exchange rates and other	0.2
Allowance for credit losses as of March 31, 2025	$18.5

Agents and
Others
Allowance for credit losses as of January 1, 2024	$15.4
Current period provision for expected credit losses (a)	—
Write-offs charged against the allowance	(5.2)
Recoveries of amounts previously written off	2.3
Impacts of foreign currency exchange rates and other	(0.6)
Allowance for credit losses as of March 31, 2024	$11.9

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related.

In addition, from time to time, the Company makes advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, amounts advanced to agents and disbursement partners were $221.8 million and $209.1 million, respectively, and the related allowances for credit losses were immaterial.

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

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
March 31, 2025	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$20.2	$20.2	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,090.7	1,067.0	7.1	(30.8)	(23.7)
Asset-backed securities	205.7	208.6	2.9	—	2.9
Corporate debt securities	156.0	157.2	3.7	(2.5)	1.2
State and municipal variable-rate demand notes	1.4	1.4	—	—	—
United States government agency mortgage-backed securities	6.4	6.3	—	(0.1)	(0.1)
Total available-for-sale securities	1,460.2	1,440.5	13.7	(33.4)	(19.7)
Total investment securities	$1,480.4	$1,460.7	$13.7	$(33.4)	$(19.7)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2024	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$32.6	$32.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,068.1	1,027.6	2.7	(43.2)	(40.5)
Asset-backed securities	208.6	211.2	2.6	—	2.6
Corporate debt securities	87.5	85.0	0.8	(3.3)	(2.5)
State and municipal variable-rate demand notes	1.4	1.4	—	—	—
United States government agency mortgage-backed securities	7.3	7.1	—	(0.2)	(0.2)
Total available-for-sale securities	1,372.9	1,332.3	6.1	(46.7)	(40.6)
Total investment securities	$1,405.5	$1,364.9	$6.1	$(46.7)	$(40.6)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of March 31, 2025, by the length of time the securities were in a continuous loss position (in millions, except number of securities):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	45	$119.0	$(1.8)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	220	$481.2	$(29.0)
Corporate debt securities	10	39.9	(2.5)
United States government agency mortgage-backed securities	8	5.1	(0.1)

The Company's provision for credit losses on its investment securities during the three months ended March 31, 2025 and the related allowance for credit losses as of March 31, 2025 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates since those investment securities were purchased. As of March 31, 2025, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of March 31, 2025 (in millions):

Fair Value
Due within 1 year	$95.8
Due after 1 year through 5 years	578.4
Due after 5 years through 10 years	344.3
Due after 10 years	422.0
Total	$1,440.5

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity, as with variable-rate demand notes. Variable-rate demand notes, having a fair value of $1.4 million, are included in the “Due after 10 years” category in the table above.

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

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended
	Income Statement	March 31,
Income for the period (in millions)	Location	2025	2024
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$1.1	$2.5
Income tax expense	Provision for income taxes	(0.2)	(0.4)
Total reclassification adjustments related to investment securities, net of tax		0.9	2.1
Gains on cash flow hedges:
Foreign currency contracts	Revenues	2.6	2.7
Total reclassification adjustments related to cash flow hedges, net of tax		2.6	2.7
Total reclassifications, net of tax		$3.5	$4.8

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2024	$(33.4)	$13.1	$(120.2)	$(140.5)
Unrealized gains/(losses)	22.0	(19.1)	1.1	4.0
Tax benefit/(expense)	(3.8)	1.9	—	(1.9)
Amounts reclassified from AOCL into earnings, net of tax	(0.9)	(2.6)	—	(3.5)
As of March 31, 2025	$(16.1)	$(6.7)	$(119.1)	$(141.9)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)
Unrealized gains/(losses)	(3.0)	13.6	—	10.6
Tax benefit/(expense)	0.5	(0.1)	—	0.4
Amounts reclassified from AOCL into earnings, net of tax	(2.1)	(2.7)	—	(4.8)
As of March 31, 2024	$(37.6)	$(4.5)	$(119.0)	$(161.1)

Cash Dividends Paid

During both the three months ended March 31, 2025 and 2024, the Company's Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $78.8 million and $80.1 million of total dividends, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Share Repurchases

On December 13, 2024, the Company's Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. During the three months ended March 31, 2025, 7.0 million shares were repurchased under this authorization for $75.0 million, excluding commissions, at an average cost of $10.76. As of March 31, 2025, $925.0 million remained available under this share repurchase authorization. During the three months ended March 31, 2024, 11.8 million shares were repurchased for $150.0 million, excluding commissions, at an average cost of $12.66, under the previous share repurchase authorization approved by the Company’s Board of Directors which expired on December 31, 2024. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on stock awards that have vested.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of one to two years, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of March 31, 2025, these foreign currency forward contracts had maturities of a maximum of 36 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of March 31, 2025 and December 31, 2024 were as follows (in millions):

	March 31, 2025	December 31, 2024
Contracts designated as hedges:
Euro	$275.6	$210.5
Canadian dollar	156.8	111.7
British pound	113.6	75.6
Australian dollar	73.0	51.2
Swiss franc	58.1	41.6
Swedish krona	30.9	(b)
Other (a)	51.3	35.7
Contracts not designated as hedges:
Euro	$483.4	$499.1
British pound	131.9	118.1
Mexican peso	107.7	85.7
Philippine peso	95.6	89.8
Indonesian rupiah	95.4	(b)
Australian dollar	62.5	49.0
Indian rupee	55.0	57.7
Swiss franc	39.5	32.6
Canadian dollar	38.7	35.5
Chinese yuan	26.8	(b)
Thai baht	25.2	(b)
Singapore dollar	(b)	31.4
Other (a)	184.5	208.5

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.
(b)
Amount is below $25 million for the relevant period; therefore, the balance has been included within “Other.”

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$12.7	$24.4	Other liabilities	$9.6	$0.2
Derivatives not designated as hedges:
Foreign currency	Other assets	$5.2	$5.1	Other liabilities	$2.5	$3.4
Total derivatives		$17.9	$29.5		$12.1	$3.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Offsetting of Derivative Assets and Liabilities

The Company has elected to present derivative assets and liabilities on a gross basis in the Condensed Consolidated Balance Sheets; however, derivatives associated with the Company's foreign currency exchange contracts that are subject to a master netting arrangement or similar agreement would have resulted in an offset of $8.7 million and $3.4 million to both derivative assets and liabilities as of March 31, 2025 and December 31, 2024, respectively. This includes the fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Foreign currency derivatives (a)	$(19.1)	$13.6

(a)
Gains/(losses) of $2.2 million and $(0.9) million for the three months ended March 31, 2025 and 2024, respectively, represent amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
	Revenues	Revenues
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$983.6	$1,049.1
Gains on cash flow hedges:
Foreign currency derivatives:
Gains reclassified from AOCL to earnings	2.6	2.7
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.1	1.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three months ended March 31, 2025 and 2024 (in millions):

		Three Months Ended
		March 31,
Derivatives	Location	2025	2024
Foreign currency derivatives (a)	Selling, general, and administrative	$(9.1)	$21.5

(a)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $12.2 million and $(17.5) million for the three months ended March 31, 2025 and 2024, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on March 31, 2025 foreign exchange rates, an accumulated other comprehensive pre-tax gain of $1.8 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

10. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Commercial paper (a)	$350.0	$—
Notes:
2.850% notes due 2025 (b)	—	500.0
1.350% notes due 2026 (c)	600.0	600.0
2.750% notes due 2031 (c)	300.0	300.0
6.200% notes due 2036 (c)	500.0	500.0
6.200% notes due 2040 (c)	250.0	250.0
Term loan facility borrowings (effective rate of 5.6%)	800.0	800.0
Total borrowings at par value	2,800.0	2,950.0
Debt issuance costs and unamortized discount, net	(8.7)	(9.2)
Total borrowings at carrying value (d)	$2,791.3	$2,940.8

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.6 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility (“Revolving Credit Facility”). The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of March 31, 2025 had a weighted-average annual interest rate of approximately 4.6% and a weighted-average term of approximately 1 day.
(b)
Certain proceeds from the term loan facility borrowings were used to repay $500.0 million of the aggregate principal amount of 2.850% unsecured notes due in January 2025.
(c)
The difference between the stated interest rate and the effective interest rate is not significant.
(d)
As of March 31, 2025, the Company’s weighted-average effective rate on total borrowings was approximately 4.5%.

The following summarizes the Company’s maturities of its notes and term loan at par value as of March 31, 2025 (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Due within 1 year	$600.0
Due after 1 year through 2 years	—
Due after 2 years through 3 years	800.0
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,450.0

The Company’s obligations with respect to its outstanding borrowings, as described above, rank equally.

The Revolving Credit Facility provides for unsecured financing facilities, including a $250.0 million letter of credit subfacility and $300.0 million swing line sublimit, and allows the Company to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average. On February 28, 2025, the Company increased the aggregate revolving credit commitments to $1.6 billion. The Revolving Credit Facility matures on November 30, 2029.

11. Income Taxes

The Company’s effective tax rates on pre-tax income were 16.1% and 16.0% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the effective tax rate was impacted by the reorganization of the Company’s international operations, offset by discrete benefits in the period.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of March 31, 2025 and December 31, 2024 was $53.7 million and $71.6 million, respectively, including interest and penalties.

The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The conclusion of the examination of the Company’s consolidated federal income tax returns for 2017 and 2018 resulted in both agreed and unagreed adjustments. The Company is contesting the one remaining unagreed adjustment at the IRS Appeals level and has fully reserved for this unagreed adjustment. The statute of limitations for the U.S. federal returns for 2017 and 2018 has been extended to September 30, 2025. The Company’s U.S. federal income tax returns since 2021 are also eligible to be examined.

12. Stock-Based Compensation Plans

For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $10.6 million and $8.7 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units, in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2025, the Company granted 3.9 million options at a weighted-average exercise price of $10.64 and 5.0 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $10.65. As of March 31, 2025, the Company had 12.3 million outstanding options at a weighted-average exercise price of $13.52, of which 4.6 million options were exercisable at a weighted-average exercise price of $15.78. The Company had 10.9 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $12.27 as of March 31, 2025.

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

The Company’s segments are reviewed separately below because each segment addresses a different combination of customer groups, distribution networks, and services offered. The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements within the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the Company’s segment results for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31, 2025
	Consumer Money Transfer	Consumer Services	Total
Revenues	$872.9	$110.7	$983.6
Expenses:
Direct transactional expenses(a)	403.9	28.4	432.3
Depreciation and amortization(b)	25.4	5.0	30.4
Other segment items(c)	284.3	50.2	334.5
Total segment operating income	$159.3	$27.1	$186.4
Severance costs(d)			(6.4)
Acquisition, separation, and integration costs(e)			(1.6)
Amortization and impairment of acquisition-related intangible assets(f)			(0.2)
Russia termination costs(g)			(0.8)
Total consolidated operating income			$177.4

	Three Months Ended March 31, 2024
	Consumer Money Transfer	Consumer Services	Total
Revenues	$962.0	$87.1	$1,049.1
Expenses:
Direct transactional expenses(a)	429.7	21.7	451.4
Depreciation and amortization(b)	24.7	4.0	28.7
Other segment items(c)	320.0	42.8	362.8
Total segment operating income	$187.6	$18.6	$206.2
Redeployment program costs(h)			(14.0)
Acquisition, separation, and integration costs(e)			(0.1)
Total consolidated operating income			$192.1

(a)
Direct transactional expenses include commissions to agents, bank fees, credit and non-credit losses, and other variable expenses.
(b)
Depreciation and amortization excludes amortization of capitalized contract costs paid to agents and partners, as this amortization is recorded as commissions to agents and partners and is therefore included in direct transactional expenses. For the three months ended March 31, 2025 and 2024, amortization of capitalized contract costs included within direct transactional expenses in the Consumer Money Transfer segment was $11.5 million and $17.9 million, respectively.
(c)
Other segment items primarily consists of salaries and benefits, professional services, equipment and software expenses, advertising costs, and lease and facilities costs.
(d)
Represents severance costs, which have been excluded from the segments as management excludes severance in making operating decisions, including allocating resources to the Company's segments. These expenses are therefore excluded from the Company's segment operating income results. Prior to the fourth quarter of 2024, these severance costs were included in the redeployment program costs line item, and therefore, severance costs have been consistently excluded from segment operating income in the tables above.
(e)
Represents the impact from expenses incurred in connection with the Company's acquisition and divestiture activity, including for the review and closing of these transactions, and integration costs directly related to the Company's acquisitions. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.
(f)
Represents the non-cash amortization and impairment of acquired intangible assets in connection with recent business acquisitions. The expenses are not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses are therefore excluded from the Company's segment operating income results.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(g)
Represents the costs associated with operating the Russian entity. The expenses were not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation. These expenses were therefore excluded from the Company's segment operating income results. While the Company had previously made a decision to suspend its operations in Russia, in the third quarter of 2024, the Company decided to pursue either liquidating or selling the Russian assets. In the first quarter of 2025, the Company signed a definitive sale agreement subject to regulatory approvals.
(h)
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

14. Subsequent Event

In March 2025, the Company entered into an agreement to acquire the entire share capital of Eurochange Limited, a provider of retail foreign exchange services in the United Kingdom, for cash consideration of approximately £60 million ($77 million as of March 31, 2025), inclusive of cash acquired. The Company completed the acquisition in April 2025. Management expects that the acquisition will further enable the Company to deliver accessible financial services to consumers by expanding its foreign exchange services and owned locations in the United Kingdom.

THE WESTERN UNION COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in Part I, Item 1, Financial Statements in this report on Form 10-Q. This report on Form 10‑Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “targets,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook,” “projects,” “designed to,” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of the Form 10‑Q of The Western Union Company (the “Company,” “Western Union,” “we,” “our,” or “us”) should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the Risk Factors section and throughout the Annual Report on Form 10‑K for the year ended December 31, 2024. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events or factors related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns or other events, such as public health emergencies, epidemics, or pandemics, policy changes in the United States and/or other key markets, civil unrest, war, terrorism, natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price or customer experience, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including digital, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies and related exchanges and protocols, and other innovations in technology and business models; geopolitical tensions, political conditions, and related actions, including trade restrictions, tariffs, and government sanctions, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents, clients, or other partners; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures, and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill; decisions to change our business mix; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers; changes in tax laws, or their interpretation, any subsequent regulation, and unfavorable resolution of tax contingencies; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; our ability to realize the anticipated benefits from restructuring-related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to attract and retain qualified key employees and to manage our workforce successfully; failure to manage credit and fraud risks presented by our agents, clients, and consumers; adverse rating actions by credit rating agencies; our ability to protect our trademarks, patents, and other intellectual property rights, and to defend ourselves against potential intellectual property infringement claims; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events or factors related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations, and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including related to anti-money laundering regulations, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, immigration, and sustainability reporting, including climate-related reporting; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with, or investigations or enforcement actions by regulators and other government authorities; liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy, data use, the transfer of personal data between jurisdictions, and information security; failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations, or industry standards affecting our business; and (iii) other events or factors, such as: catastrophic events; and management’s ability to identify and manage these and other risks.

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

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2025 compared to the same period in 2024. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024	% Change
Revenues	$983.6	$1,049.1	(6)%
Expenses:
Cost of services	619.2	641.3	(3)%
Selling, general, and administrative	187.0	215.7	(13)%
Total expenses	806.2	857.0	(6)%
Operating income	177.4	192.1	(8)%
Other income/(expense):
Interest income	1.7	3.1	(44)%
Interest expense	(32.6)	(26.1)	25%
Other income, net	0.8	0.9	(25)%
Total other expense, net	(30.1)	(22.1)	37%
Income before income taxes	147.3	170.0	(13)%
Provision for income taxes	23.8	27.3	(13)%
Net income	$123.5	$142.7	(13)%
Earnings per share:
Basic	$0.37	$0.41	(10)%
Diluted	$0.36	$0.41	(12)%
Weighted-average shares outstanding:
Basic	337.7	344.4
Diluted	339.2	345.7

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency revenues translate revenues denominated in foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency results are also net of the impact of Argentina inflation due to its economy being hyperinflationary. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, net of the hyperinflationary Argentine economy, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three months ended March 31, 2025 compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in millions)	2025	2024	% Change
Revenues, as reported (GAAP)	$983.6	$1,049.1	(6)%
Foreign currency translation and Argentina inflation impact (a)			(2)%
Adjusted revenues (Non-GAAP)			(8)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, resulted in an increase to revenues of $14.4 million for the three months ended March 31, 2025, when compared to the corresponding period in the prior year. We calculate Argentina inflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

In addition to the impacts from foreign currency, net of Argentina inflation, for the three months ended March 31, 2025 when compared to the corresponding period in the prior year, GAAP and Adjusted revenues decreased due to a reduction in transactions originating from Iraq, which negatively impacted revenues by 6%. We believe that we will continue to see a reduction in transactions originating in Iraq in the second quarter of 2025, compared to the prior year period, primarily driven by changes in monetary policy and related central bank actions.

Operating Expenses Overview

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, cost of services decreased compared to the corresponding period in the prior year primarily due to decreases in agent commissions and technology expenses, partially offset by increased expenses associated with our expansion of Company-owned locations.

Selling, General, and Administrative

Selling, general and administrative expenses decreased for the three months ended March 31, 2025 when compared to the corresponding period in the prior year due to a decrease in advertising costs and a reduction in employee compensation, including incentive compensation. In addition, the three months ended March 31, 2024 included expenses associated with our operating expense redeployment program.

Total Other Expense, Net

Total other expense, net increased for the three months ended March 31, 2025, when compared to the corresponding period in the prior year, primarily due to an increase in interest expense due to our term loan facility borrowings.

Income Taxes

Our effective tax rates on pre-tax income were 16.1% and 16.0% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the effective tax rate was impacted by the reorganization of our international operations, offset by discrete benefits in the period.

Earnings Per Share

During the three months ended March 31, 2025 and 2024, basic earnings per share were $0.37 and $0.41, respectively, and diluted earnings per share were $0.36 and $0.41, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 14.0 million and 11.4 million for the three months ended March 31, 2025 and 2024, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the three months ended March 31, 2025 compared to the corresponding period in the prior year was impacted by the previously described factors impacting net income, offset slightly by a lower number of average shares outstanding.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer Money Transfer and Consumer Services.

During the three months ended March 31, 2025 and 2024, we incurred expenses that are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results. Refer to Part I, Item 1, Financial Statements, Note 13, Segments for further discussion.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Consumer Money Transfer	89%	92%
Consumer Services	11%	8%
	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars and transactions in millions)	2025	2024	% Change
Revenues	$872.9	$962.0	(9)%
Operating income	$159.3	$187.6	(15)%
Operating income margin	18%	19%
Key indicator:
Transactions	70.8	69.0	3%

Our Consumer Money Transfer service facilitates money transfers sent from our retail agent locations worldwide and money transfer transactions marketed under our brands and initiated through our or our third-party digital partners’ websites and mobile applications (“Branded Digital”). We exclude transactions and revenues generated from Iraq websites and mobile applications from the definition of Branded Digital, given the significant volatility in that business and our challenges in offering services in the country. The segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. By means of common processes and systems, these regions, including Branded Digital transactions, create one interconnected global network for consumer transactions, thereby constituting one Consumer Money Transfer money transfer business and one operating segment.

Transaction volume is the primary generator of revenue in our Consumer Money Transfer segment. A Consumer Money Transfer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the three months ended March 31, 2025 and 2024. Where reported separately in the discussion below, Branded Digital consists of all transactions and revenue included under the definition provided above.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Additionally, we have also provided adjusted revenue results for our Consumer Money Transfer and Consumer Services segment revenues, which are net of the impact of foreign currency hedges and Argentina inflation, as discussed above. Consumer Money Transfer segment adjusted revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended March 31, 2025
	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) (“NA”)	(7)%	(1)%	(6)%	(1)%
Europe and CIS (“EU & CIS”)	3%	(2)%	5%	10%
Middle East, Africa, and South Asia (“MEASA”)	(27)%	(1)%	(26)%	6%
Latin America and the Caribbean (“LACA”)	(12)%	(1)%	(11)%	(5)%
Asia Pacific (“APAC”)	(6)%	(3)%	(3)%	10%
Total Consumer Money Transfer Segment	(9)%	(1)%	(8)%	3%

Branded Digital (b)	7%	(1)%	8%	14%

(a)
Adjusted revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior period. LACA, total Consumer Money Transfer, and Branded Digital adjusted revenue growth also exclude the effect of increases in local currency revenue due to inflation in Argentina, which is hyperinflationary. We calculate Argentina inflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	39%	38%
EU & CIS	27%	24%
MEASA	17%	21%
LACA	11%	12%
APAC	6%	5%

Our consumers transferred $25.8 billion and $24.6 billion in cross-border principal for the three months ended March 31, 2025 and 2024, respectively. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue decreased 9%, and transactions increased 3% for the three months ended March 31, 2025, respectively, compared to the corresponding period in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, negatively impacted revenue by 1% for the three months ended March 31, 2025, compared to the corresponding period in the prior year.

For the three months ended March 31, 2025, in our Consumer Money Transfer regions, NA revenue and transactions both decreased, compared to the corresponding period in the prior year. The region was impacted by price reductions and declines in transactions sent from the United States to Mexico and within the United States, as well as broader geopolitical and macroeconomic conditions, evolving migration patterns across the Americas, and a reduction in active agent locations in NA. For the three months ended March 31, 2025, our EU & CIS revenues increased due to growth in the U.K. and Spain. Declines in revenue in the MEASA region were driven by a reduction in transactions originating from Iraq primarily driven by changes in monetary policy and related central bank actions, as discussed above. The revenue decline in LACA was primarily driven by decreases in Ecuador and Mexico and was impacted by evolving migration patterns across the Americas.

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

Operating Income

Consumer Money Transfer operating income for the three months ended March 31, 2025 decreased compared to the corresponding period in the prior year due to a decrease in revenue, as discussed above, partially offset by decreases in agent commissions, advertising costs, technology expenses, and employee compensation, including incentive compensation.

Consumer Services

The following table sets forth Consumer Services results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in millions)	2025	2024	% Change
Revenues	$110.7	$87.1	27%
Operating income	$27.1	$18.6	46%
Operating income margin	24%	21%

Revenues

The following table sets forth our Consumer Services revenue results for the three months ended March 31, 2025 and 2024. Consumer Services segment adjusted revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended March 31,
(dollars in millions)	2025	2024	% Change
Revenues, as reported (GAAP)	$110.7	$87.1	27%
Foreign currency translation and Argentina inflation impact (a)			(30)%
Adjusted revenues (Non-GAAP)			(3)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina inflation, resulted in an increase to Consumer Services revenues of $25.9 million for the three months ended March 31, 2025, when compared to the corresponding period in the prior year. We calculate Argentina inflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

For the three months ended March 31, 2025 relative to the corresponding period in the prior year, Consumer Services revenues increased primarily due to the impact of Argentina inflation, net of fluctuations in the United States dollar compared to the Argentine peso.

Operating Income

Consumer Services operating income for the three months ended March 31, 2025 compared to the corresponding period in the prior year was impacted by an increase in revenue, as discussed above, partially offset by an increase in expenses associated with our new services, including retail foreign exchange services.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our revolving credit facility (“Revolving Credit Facility”), which we increased to $1.6 billion on February 28, 2025 and which supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.6 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility.

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

Cash and Investment Securities

As of March 31, 2025 and December 31, 2024, we had Cash and cash equivalents of $1,289.0 million and $1,474.0 million, respectively.

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

Investment securities, net, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,440.5 million and $1,332.2 million as of March 31, 2025 and December 31, 2024, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part 1, Item 1, Financial Statements, Note 7, Settlement Assets and Obligations, for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of March 31, 2025, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $148.2 million during the three months ended March 31, 2025, from $94.0 million in the corresponding period in the prior year. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of March 31, 2025, we had outstanding borrowings at par value of $2,800.0 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2026 to 2040.

As of March 31, 2025 and December 31, 2024, we had $800.0 million outstanding under our unsecured term loan facility (“Term Loan Facility”), and such borrowings mature on December 13, 2027. We have the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We used the proceeds from the Term Loan Facility borrowings to repay our 2.850% notes due January 2025, to reduce commercial paper balances, and for general corporate purposes.

Our Revolving Credit Facility provides for unsecured financing facilities, including a $250.0 million letter of credit subfacility and $300.0 million swing line sublimit, and allows us to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average. On February 28, 2025, we increased the aggregate revolving credit commitments to $1.6 billion. The Revolving Credit Facility matures on November 30, 2029.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.6 billion is approximately 12%. As of March 31, 2025, we had no outstanding borrowings under the facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.6 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $350.0 million of commercial paper borrowings outstanding as of March 31, 2025. Our commercial paper borrowings as of March 31, 2025 had a weighted-average annual interest rate of approximately 4.6% and a weighted-average term of approximately 1 day. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, and our Revolving Credit Facility available to support the needs of our business.

Our ability to grow the business, make investments in our business, make acquisitions, return capital to shareholders, including through dividends and share repurchases, and service our debt and tax obligations will depend on our ability to continue to generate excess operating cash through our operating subsidiaries and to continue to receive dividends from those operating subsidiaries, our ability to obtain adequate financing, and our ability to identify acquisitions that align with our long-term strategy. For additional information, please refer to Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10‑K for the year ended December 31, 2024.

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $24.4 million and $35.1 million for the three months ended March 31, 2025 and 2024, respectively. Capital expenditures during these periods included investments in our information technology infrastructure. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the three months ended March 31, 2025 and 2024, 7.0 million and 11.8 million shares were repurchased for $75.0 million and $150.0 million, respectively, excluding commissions, at an average cost of $10.76 and $12.66, respectively, under the share repurchase authorizations approved by our Board of Directors, including one which expired on December 31, 2024. On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. As of March 31, 2025, $925.0 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in the first quarter of 2025, representing $78.8 million in total dividends.

Material Cash Requirements

Debt Service Requirements

Our 2025 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes is in 2026.

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

Operating Leases

We lease real properties for use as owned locations, administrative offices, and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Leases, in our Annual Report on Form 10-K for the year ended December 31, 2024 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $65 million in outstanding letters of credit and bank guarantees as of March 31, 2025 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of March 31, 2025, our total amount of unrecognized income tax benefits was $53.7 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of the settlement of such liabilities are affected by factors which are variable and outside our control.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K for the year ended December 31, 2024, for which there were no material changes, included:

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

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the significant majority of our agents in United States dollars, Mexican pesos, or euros requiring those agents to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the significant majority of transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities ranging from a few days to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and a rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

We use longer-term foreign currency forward contracts to help mitigate risks associated with changes in foreign currency exchange rates on revenues denominated in the euro, and, to a lesser degree, the Canadian dollar, the British pound, and other currencies. We use contracts with maturities of up to 36 months at inception to mitigate some of the impact that changes in foreign currency exchange rates could have on forecasted revenues, with a targeted weighted-average maturity of one to two years. We believe the use of longer-term foreign currency forward contracts provides predictability of future cash flows from our international operations.

As of March 31, 2025, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $10 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of March 31, 2025 of approximately $2.2 billion. Approximately $0.8 billion of these assets bear interest at floating rates. These assets primarily include cash in banks, money market investments, and state and municipal variable-rate securities and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of March 31, 2025, borrowings of $800 million under our Term Loan Facility were subject to floating interest rates. The interest on these borrowings was calculated using a selected SOFR plus an interest rate margin. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of March 31, 2025, there were $350.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of March 31, 2025, our weighted-average effective rate on total borrowings was approximately 4.5%.

At March 31, 2025, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $12 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on March 31, 2025 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $8 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the rules and forms of the

Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of The Western Union Company (the Company) as of March 31, 2025, the related condensed consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for the year then ended, and the related notes and schedule (not presented herein); and in our report dated February 20, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Denver, Colorado
April 23, 2025

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 5, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10‑K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2025:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share (c)	Plans or Programs (b)	Programs (in millions)
January 1 - 31	4,085	$10.57	—	$1,000.0
February 1 - 28	1,104,003	$10.73	606,203	$993.5
March 1 - 31	6,427,376	$10.76	6,362,252	$925.0
Total	7,535,464	$10.76	6,968,455

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on stock awards that have vested.
(b)
On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date, of which $925.0 million remained available as of March 31, 2025. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.
(c)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

The Western Union Company (Registrant)

Date: April 23, 2025	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2025	By:	/s/ Matt Cagwin
Matt Cagwin
Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2025	By:	/s/ Mark Hinsey
Mark Hinsey
Chief Accounting Officer and Controller (Principal Accounting Officer)