Form 10-Q
period 2025-06-30
Western Union CO
filed 2025-07-28
CIK 1365135

=

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of July 22, 2025, 322,967,281 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$1,026.1	$1,066.4	$2,009.7	$2,115.5
Expenses:
Cost of services	642.8	663.9	1,262.0	1,305.2
Selling, general, and administrative	190.6	211.8	377.6	427.5
Total expenses	833.4	875.7	1,639.6	1,732.7
Operating income	192.7	190.7	370.1	382.8
Other income/(expense):
Interest income	1.8	3.7	3.5	6.8
Interest expense	(36.7)	(31.1)	(69.3)	(57.2)
Other income, net	1.9	1.9	2.7	2.8
Total other expense, net	(33.0)	(25.5)	(63.1)	(47.6)
Income before income taxes	159.7	165.2	307.0	335.2
Provision for income taxes	37.6	24.2	61.4	51.5
Net income	$122.1	$141.0	$245.6	$283.7
Earnings per share:
Basic	$0.37	$0.42	$0.74	$0.83
Diluted	$0.37	$0.41	$0.73	$0.83
Weighted-average shares outstanding:
Basic	328.9	338.6	333.3	341.5
Diluted	329.6	339.6	334.4	342.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$122.1	$141.0	$245.6	$283.7
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized gains/(losses) on investment securities	2.9	(1.2)	20.2	(5.8)
Unrealized gains/(losses) on hedging activities	(45.0)	0.2	(64.8)	11.0
Foreign currency translation adjustments	6.7	—	7.8	—
Total other comprehensive income/(loss)	(35.4)	(1.0)	(36.8)	5.2
Comprehensive income	$86.7	$140.0	$208.8	$288.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,019.6	$1,474.0
Settlement assets	3,388.1	3,360.8
Property and equipment, net of accumulated depreciation of $459.9 and $454.9, respectively	80.8	84.2
Goodwill	2,085.2	2,059.6
Other intangible assets, net of accumulated amortization of $603.9 and $599.0, respectively	332.1	315.4
Deferred tax asset, net	249.2	265.0
Other assets	829.3	811.5
Total assets	$7,984.3	$8,370.5
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$387.5	$407.9
Settlement obligations	3,388.1	3,360.8
Income taxes payable	51.7	272.2
Deferred tax liability, net	155.3	155.6
Borrowings	2,749.2	2,940.8
Other liabilities	368.9	264.3
Total liabilities	7,100.7	7,401.6

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 324.3 shares and 337.9 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3.2	3.4
Capital surplus	1,092.9	1,070.8
Retained earnings/(accumulated deficit)	(35.2)	35.2
Accumulated other comprehensive loss	(177.3)	(140.5)
Total stockholders' equity	883.6	968.9
Total liabilities and stockholders' equity	$7,984.3	$8,370.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$245.6	$283.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.2	18.7
Amortization	63.9	74.0
Other non-cash items, net	84.0	50.4
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(23.4)	(72.9)
Accounts payable and accrued liabilities	(30.4)	(75.3)
Income taxes payable	(218.1)	(208.8)
Other liabilities	8.1	(9.6)
Net cash provided by operating activities	147.9	60.2
Cash flows from investing activities
Payments for capitalized contract costs	(4.2)	(5.2)
Payments for internal use software	(38.3)	(43.2)
Purchases of property and equipment	(10.9)	(16.1)
Purchases of settlement investments	(189.1)	(251.6)
Proceeds from the sale of settlement investments	47.4	171.8
Maturities of settlement investments	42.0	96.9
Other investing activities	(24.3)	(21.0)
Net cash used in investing activities	(177.4)	(68.4)
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 9)	(159.1)	(162.3)
Common stock repurchased (Note 9)	(156.2)	(180.8)
Net proceeds from commercial paper	255.0	129.9
Net proceeds from credit facility borrowings	38.5	—
Principal payments on borrowings	(500.0)	—
Net change in settlement obligations	(151.0)	(78.5)
Other financing activities	(0.1)	(0.9)
Net cash used in financing activities	(672.9)	(292.6)
Net change in cash and cash equivalents, including settlement, and restricted cash	(702.4)	(300.8)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,106.9	1,786.2
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,404.5	$1,485.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	June 30,
	2025	2024
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,019.6	$1,033.0
Settlement cash and cash equivalents (Note 8)	380.9	434.7
Restricted cash in Other assets	4.0	17.7
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,404.5	$1,485.4

	Six Months Ended
	June 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$67.7	$55.6
Income taxes paid	$265.5	$262.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

				Retained	Accumulated
				Earnings/	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit)	Loss	Equity
Balance, December 31, 2024	337.9	$3.4	$1,070.8	$35.2	$(140.5)	$968.9
Net income	—	—	—	123.5	—	123.5
Stock-based compensation	—	—	10.6	—	—	10.6
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(80.5)	—	(80.5)
Repurchase and retirement of common shares	(7.5)	(0.1)	—	(81.6)	—	(81.7)
Shares issued under stock-based compensation plans	1.7	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(1.4)	(1.4)
Balance, March 31, 2025	332.1	3.3	1,081.4	(3.4)	(141.9)	939.4
Net income	—	—	—	122.1	—	122.1
Stock-based compensation	—	—	11.5	—	—	11.5
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(77.5)	—	(77.5)
Repurchase and retirement of common shares	(8.0)	(0.1)	—	(76.4)	—	(76.5)
Shares issued under stock-based compensation plans	0.2	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(35.4)	(35.4)
Balance, June 30, 2025	324.3	$3.2	$1,092.9	$(35.2)	$(177.3)	$883.6

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2023	350.5	$3.5	$1,031.9	$(389.1)	$(167.3)	$479.0
Net income	—	—	—	142.7	—	142.7
Stock-based compensation	—	—	8.7	—	—	8.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(81.9)	—	(81.9)
Repurchase and retirement of common shares	(12.3)	(0.1)	—	(156.7)	—	(156.8)
Shares issued under stock-based compensation plans	1.4	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	6.2	6.2
Balance, March 31, 2024	339.6	3.4	1,040.6	(485.0)	(161.1)	397.9
Net income	—	—	—	141.0	—	141.0
Stock-based compensation	—	—	10.2	—	—	10.2
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(80.4)	—	(80.4)
Repurchase and retirement of common shares	(2.0)	—	—	(26.9)	—	(26.9)
Shares issued under stock-based compensation plans	0.2	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(1.0)	(1.0)
Balance, June 30, 2024	337.8	$3.4	$1,050.8	$(451.3)	$(162.1)	$440.8

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
•
Consumer Services - The Consumer Services segment includes the Company’s bill payment services, money order services, travel money services, media network, prepaid cards, lending partnerships, and digital wallets.

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of June 30, 2025 and December 31, 2024 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of June 30, 2025 and for all periods presented. These condensed consolidated financial statements should

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024.

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

Recently Adopted Accounting Pronouncements

In December 2024, the Company adopted a new accounting standard that requires the Company to expand reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The adoption of this standard did not have an impact on the Company's financial position or results of operations. Refer to Note 14 for additional information and the related disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board issued a new accounting pronouncement regarding income tax disclosures. The standard requires that public entities disclose more consistent and detailed categories in their statutory to effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction. The Company is required to adopt the new standard for its 2025 annual reporting. Management is in the process of preparing to comply with the new disclosure requirements.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and six months ended June 30, 2025 and 2024 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended June 30, 2025
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$334.7	$38.1	$372.8
Europe and CIS	252.4	33.8	286.2
Middle East, Africa, and South Asia	132.2	0.1	132.3
Latin America and the Caribbean	92.8	49.9	142.7
Asia Pacific	49.6	—	49.6
Revenues from contracts with customers	$861.7	$121.9	$983.6
Other revenues (a)	23.3	19.2	42.5
Total revenues	$885.0	$141.1	$1,026.1

	Three Months Ended June 30, 2024
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$376.3	$37.2	$413.5
Europe and CIS	233.9	16.9	250.8
Middle East, Africa, and South Asia	168.5	0.1	168.6
Latin America and the Caribbean	107.6	30.4	138.0
Asia Pacific	49.8	—	49.8
Revenues from contracts with customers	$936.1	$84.6	$1,020.7
Other revenues (a)	28.9	16.8	45.7
Total revenues	$965.0	$101.4	$1,066.4

	Six Months Ended June 30, 2025
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$664.5	$74.5	$739.0
Europe and CIS	482.7	43.9	526.6
Middle East, Africa, and South Asia	277.0	0.2	277.2
Latin America and the Caribbean	186.7	95.9	282.6
Asia Pacific	96.9	—	96.9
Revenues from contracts with customers	$1,707.8	$214.5	$1,922.3
Other revenues (a)	50.1	37.3	87.4
Total revenues	$1,757.9	$251.8	$2,009.7

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

Shares excluded from the diluted earnings per share calculation were 17.3 million and 12.4 million for the three months ended June 30, 2025 and 2024, respectively, and 15.7 million and 11.9 million for the six months ended June 30, 2025 and 2024, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above the Company's average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic weighted-average shares outstanding	328.9	338.6	333.3	341.5
Common stock equivalents	0.7	1.0	1.1	1.1
Diluted weighted-average shares outstanding	329.6	339.6	334.4	342.6

4. Acquisition

Eurochange Limited

On April 7, 2025, the Company acquired the entire share capital of Eurochange Limited (“Eurochange”). Management believes that the acquisition of Eurochange will better enable the Company to deliver accessible financial services to consumers by expanding its travel money services and owned locations in the United Kingdom. Eurochange primarily provides travel money services through a network of owned locations, agent locations, kiosks, and online platforms.

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

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by category (in millions):

	Fair Value Measurement Using		Total
June 30, 2025	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$33.3	$—	$33.3
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,103.1	1,103.1
Asset-backed securities	—	196.5	196.5
Corporate debt securities	—	151.6	151.6
United States government agency mortgage-backed securities	—	5.5	5.5
Other assets:
Derivatives	—	9.3	9.3
Total assets	$33.3	$1,466.0	$1,499.3
Liabilities:
Other liabilities:
Derivatives	$—	$56.7	$56.7
Total liabilities	$—	$56.7	$56.7

	Fair Value Measurement Using		Total
December 31, 2024	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$32.6	$—	$32.6
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,029.0	1,029.0
Asset-backed securities	—	211.2	211.2
Corporate debt securities	—	85.0	85.0
United States government agency mortgage-backed securities	—	7.1	7.1
Other assets:
Derivatives	—	29.5	29.5
Total assets	$32.6	$1,361.8	$1,394.4
Liabilities:
Other liabilities:
Derivatives	$—	$3.6	$3.6
Total liabilities	$—	$3.6	$3.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

There were no material, non-recurring fair value adjustments in the three and six months ended June 30, 2025 and 2024. There were no transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2025 and 2024.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of June 30, 2025, the carrying value and fair value of the Company’s borrowings were $2,749.2 million and $2,716.3 million, respectively (see Note 11). As of December 31, 2024, the carrying value and fair value of the Company’s borrowings were $2,940.8 million and $2,876.7 million, respectively.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $110 million in outstanding letters of credit and bank guarantees as of June 30, 2025, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of June 30, 2025. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($12.3 million as of June 30, 2025). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against the Company in the amount of €9 million ($10.5 million as of June 30, 2025). The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company’s independent agents in the DRC to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and the Company intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents totaled $10.5 million and $10.8 million for the three months ended June 30, 2025 and 2024, respectively, and $20.5 million and $21.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Settlement assets:
Cash and cash equivalents	$380.9	$631.6
Receivables from agents and others	1,563.6	1,421.7
Less: Allowance for credit losses	(13.1)	(24.7)
Receivables from agents and others, net	1,550.5	1,397.0
Investment securities	1,456.7	1,332.3
Less: Allowance for credit losses	—	(0.1)
Investment securities, net	1,456.7	1,332.2
Total settlement assets	$3,388.1	$3,360.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,712.3	$2,655.5
Payables to agents	675.8	705.3
Total settlement obligations	$3,388.1	$3,360.8

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

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of June 30, 2025.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others (in millions):

Agents and
Others
Allowance for credit losses as of December 31, 2024	$24.7
Current period provision for expected credit losses (a)	(3.8)
Write-offs charged against the allowance	(10.4)
Recoveries of amounts previously written off	7.8
Impacts of foreign currency exchange rates and other	0.2
Allowance for credit losses as of March 31, 2025	18.5
Current period provision for expected credit losses (a)	4.6
Write-offs charged against the allowance	(13.2)
Recoveries of amounts previously written off	2.2
Impacts of foreign currency exchange rates and other	1.0
Allowance for credit losses as of June 30, 2025	$13.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Agents and
Others
Allowance for credit losses as of December 31, 2023	$15.4
Current period provision for expected credit losses (a)	—
Write-offs charged against the allowance	(5.2)
Recoveries of amounts previously written off	2.3
Impacts of foreign currency exchange rates and other	(0.6)
Allowance for credit losses as of March 31, 2024	11.9
Current period provision for expected credit losses (a)	3.0
Write-offs charged against the allowance	(8.4)
Recoveries of amounts previously written off	3.3
Impacts of foreign currency exchange rates and other	1.9
Allowance for credit losses as of June 30, 2024	$11.7

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related.

In addition, from time to time, the Company makes advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, amounts advanced to agents and disbursement partners were $229.1 million and $209.1 million, respectively, and the related allowances for credit losses were immaterial.

Investment Securities

Investment securities included in Settlement assets in the Company’s Condensed Consolidated Balance Sheets consist primarily of highly-rated state and municipal debt securities, including fixed-rate term notes. Investment securities are exposed to market risk due to changes in interest rates and credit risk. The Company is required to hold highly-rated, investment grade securities and such investments are restricted to satisfy outstanding settlement obligations in accordance with applicable regulatory requirements.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
June 30, 2025	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$33.3	$33.3	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,124.4	1,103.1	7.9	(29.2)	(21.3)
Asset-backed securities	193.7	196.5	2.8	—	2.8
Corporate debt securities	149.3	151.6	4.4	(2.1)	2.3
United States government agency mortgage-backed securities	5.6	5.5	—	(0.1)	(0.1)
Total available-for-sale securities	1,473.0	1,456.7	15.1	(31.4)	(16.3)
Total investment securities	$1,506.3	$1,490.0	$15.1	$(31.4)	$(16.3)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2024	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$32.6	$32.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,069.5	1,029.0	2.7	(43.2)	(40.5)
Asset-backed securities	208.6	211.2	2.6	—	2.6
Corporate debt securities	87.5	85.0	0.8	(3.3)	(2.5)
United States government agency mortgage-backed securities	7.3	7.1	—	(0.2)	(0.2)
Total available-for-sale securities	1,372.9	1,332.3	6.1	(46.7)	(40.6)
Total investment securities	$1,405.5	$1,364.9	$6.1	$(46.7)	$(40.6)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of June 30, 2025, by the length of time the securities were in a continuous loss position (in millions, except number of securities):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	113	$248.8	$(4.3)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	212	$468.0	$(24.9)
Corporate debt securities	8	33.3	(2.1)
United States government agency mortgage-backed securities	8	4.4	(0.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company's provision for credit losses on its investment securities during the three and six months ended June 30, 2025 and the related allowance for credit losses as of June 30, 2025 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates since those investment securities were purchased. As of June 30, 2025, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of June 30, 2025 (in millions):

Fair Value
Due within 1 year	$86.4
Due after 1 year through 5 years	594.1
Due after 5 years through 10 years	341.5
Due after 10 years	434.7
Total	$1,456.7

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations or the Company may have the right to put the obligation prior to its contractual maturity.

9. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table details reclassifications out of Accumulated other comprehensive loss (“AOCL”) and into Net income. All amounts reclassified from AOCL affect the line items as indicated below and the amounts in parentheses indicate decreases to Net income in the Condensed Consolidated Statements of Income (in millions).

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
Income for the period (in millions)	Location	2025	2024	2025	2024
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$—	$(1.0)	$1.1	$1.5
Income tax benefit/(expense)	Provision for income taxes	—	0.2	(0.2)	(0.2)
Total reclassification adjustments related to investment securities, net of tax		—	(0.8)	0.9	1.3
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	(4.1)	1.3	(1.5)	4.0
Interest rate contracts	Interest expense	0.1	0.1	0.1	0.1
Income tax expense	Provision for income taxes	(0.4)	—	(0.4)	—
Total reclassification adjustments related to cash flow hedges, net of tax		(4.4)	1.4	(1.8)	4.1
Total reclassifications, net of tax		$(4.4)	$0.6	$(0.9)	$5.4

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2024	$(33.4)	$13.1	$(120.2)	$(140.5)
Unrealized gains/(losses)	22.0	(19.1)	1.1	4.0
Tax benefit/(expense)	(3.8)	1.9	—	(1.9)
Amounts reclassified from AOCL into earnings, net of tax	(0.9)	(2.6)	—	(3.5)
As of March 31, 2025	(16.1)	(6.7)	(119.1)	(141.9)
Unrealized gains/(losses)	3.4	(52.7)	6.7	(42.6)
Tax benefit/(expense)	(0.5)	3.3	—	2.8
Amounts reclassified from AOCL into earnings, net of tax	—	4.4	—	4.4
As of June 30, 2025	$(13.2)	$(51.7)	$(112.4)	$(177.3)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)
Unrealized gains/(losses)	(3.0)	13.6	—	10.6
Tax benefit/(expense)	0.5	(0.1)	—	0.4
Amounts reclassified from AOCL into earnings, net of tax	(2.1)	(2.7)	—	(4.8)
As of March 31, 2024	(37.6)	(4.5)	(119.0)	(161.1)
Unrealized gains/(losses)	(2.5)	1.6	—	(0.9)
Tax benefit	0.5	—	—	0.5
Amounts reclassified from AOCL into earnings, net of tax	0.8	(1.4)	—	(0.6)
As of June 30, 2024	$(38.8)	$(4.3)	$(119.0)	$(162.1)

Cash Dividends Paid

In both the first and second quarters of 2025 and 2024, the Company's Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $76.6 million and $79.4 million of total dividends for the three months ended June 30, 2025 and 2024, respectively, and $155.4 million and $159.5 million of total dividends for the six months ended June 30, 2025 and 2024, respectively.

Share Repurchases

During the six months ended June 30, 2025 and 2024, 14.8 million and 13.8 million shares were repurchased for $149.7 million and $176.2 million, respectively, excluding commissions, at an average cost of $10.08 and $12.76, respectively, under the share repurchase authorizations approved by the Company's Board of Directors, including one which expired on December 31, 2024. On December 13, 2024, the Company's Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. As of June 30, 2025, $850.3 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on stock awards that have vested.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of one to two years, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of June 30, 2025, these foreign currency forward contracts had maturities of a maximum of 36 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30, 2025	December 31, 2024
Contracts designated as hedges:
Euro	$280.1	$210.5
Canadian dollar	154.4	111.7
British pound	115.8	75.6
Australian dollar	74.1	51.2
Swiss franc	58.7	41.6
Swedish krona	31.4	(b)
Other (a)	51.2	35.7
Contracts not designated as hedges:
Euro	$465.8	$499.1
British pound	176.5	118.1
Mexican peso	97.3	85.7
Philippine peso	77.8	89.8
Australian dollar	59.6	49.0
Indian rupee	46.7	57.7
Canadian dollar	39.9	35.5
Indonesian rupiah	38.8	(b)
Swiss franc	33.9	32.6
Chinese yuan	28.3	(b)
Brazilian real	28.0	(b)
Swedish krona	26.5	(b)
Singapore dollar	(b)	31.4
Other (a)	151.1	208.5

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.
(b)
Amount is below $25 million for the relevant period; therefore, the balance has been included within “Other.”

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$6.7	$24.4	Other liabilities	$51.1	$0.2
Derivatives not designated as hedges:
Foreign currency	Other assets	2.6	5.1	Other liabilities	5.6	3.4
Total derivatives		$9.3	$29.5		$56.7	$3.6

Offsetting of Derivative Assets and Liabilities

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has elected to present derivative assets and liabilities on a gross basis in the Condensed Consolidated Balance Sheets; however, derivatives associated with the Company's foreign currency exchange contracts that are subject to a master netting arrangement or similar agreement would have resulted in an offset of $3.3 million and $3.4 million to both derivative assets and liabilities as of June 30, 2025 and December 31, 2024, respectively. This includes the fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency derivatives (a)	$(52.7)	$1.6	$(71.8)	$15.2

(a)
Gains/(losses) of $0.6 million and $(0.2) million for the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $(1.1) million for the six months ended June 30, 2025 and 2024, respectively, represent the amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,
	2025		2024
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,026.1	$(36.7)	$1,066.4	$(31.1)
Gains/(losses) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	(4.1)	—	1.3	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.5	—	1.6	—
Interest rate derivatives:
Gains reclassified from AOCL into earnings	—	0.1	—	0.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2025		2024
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$2,009.7	$(69.3)	$2,115.5	$(57.2)
Gains/(losses) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	(1.5)	—	4.0	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	4.6	—	3.2	—
Interest rate derivatives:
Gains reclassified from AOCL into earnings	—	0.1	—	0.1

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three and six months ended June 30, 2025 and 2024 (in millions):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives	Location	2025	2024	2025	2024
Foreign currency derivatives (a)	Selling, general, and administrative	$(21.4)	$6.1	$(30.5)	$27.6

(a)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $25.7 million and $(12.9) million for the three months ended June 30, 2025 and 2024, respectively, and $37.9 million and $(30.4) million for the six months ended June 30, 2025 and 2024, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on June 30, 2025 foreign exchange rates, an accumulated other comprehensive pre-tax loss of $24.4 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	June 30, 2025	December 31, 2024
Commercial paper (a)	$255.0	$—
Credit facility borrowings (b)	52.3	—
Notes:
2.850% notes due 2025 (c)	—	500.0
1.350% notes due 2026 (d)	600.0	600.0
2.750% notes due 2031 (d)	300.0	300.0
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (d)	250.0	250.0
Term loan facility borrowings (effective rate of 5.4%)	800.0	800.0
Total borrowings at par value	2,757.3	2,950.0
Debt issuance costs and unamortized discount, net	(8.1)	(9.2)
Total borrowings at carrying value (e)	$2,749.2	$2,940.8

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.6 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility (“Revolving Credit Facility”). The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of June 30, 2025 had a weighted-average annual interest rate of approximately 4.6% and a weighted-average term of approximately 1 day.
(b)
One of the Company's Eurochange subsidiaries utilizes a short-term revolving credit facility agreement to fund certain operating activities in the United Kingdom. The subsidiary may borrow up to £60 million ($82 million as of June 30, 2025), and the facility expires in February 2030. Drawdowns of the credit facility borrowings are restricted for use in this subsidiary to purchase physical currency or repay existing borrowings on the facility. These credit facility borrowings as of June 30, 2025 had a weighted-average annual interest rate of approximately 5.8%.
(c)
Certain proceeds from the term loan facility borrowings were used to repay $500.0 million of the aggregate principal amount of 2.850% unsecured notes due in January 2025.
(d)
The difference between the stated interest rate and the effective interest rate is not significant.
(e)
As of June 30, 2025, the Company’s weighted-average effective rate on total borrowings was approximately 4.5%.

The following summarizes the Company’s maturities of its notes, term loan facility, and credit facility borrowings at par value as of June 30, 2025 (in millions):

Due within 1 year	$652.3
Due after 1 year through 2 years	—
Due after 2 years through 3 years	800.0
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,502.3

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

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 23.6% and 14.7% for the three months ended June 30, 2025 and 2024, respectively, and 20.0% and 15.4% for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, compared to the corresponding period in the prior year, the increase in the effective tax rate was primarily due to the reorganization of the Company’s international operations, which took place during the year ended December 31, 2024, and discrete items. For the six months ended June 30, 2025 compared to the corresponding period in the prior year, the increase in the effective tax rate was primarily due to the reorganization of the Company’s international operations, partially offset by discrete benefits.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of June 30, 2025 and December 31, 2024 was $60.9 million and $71.6 million, respectively, including interest and penalties.

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

On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBB”). The OBBB includes a broad range of tax reform provisions affecting businesses, and the Company is currently evaluating the potential impact the OBBB will have on its results of operations and business.

13. Stock-Based Compensation Plans

For the three months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $11.5 million and $10.2 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units, in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $22.1 million and $18.9 million, respectively.

During the six months ended June 30, 2025, the Company granted 3.9 million options at a weighted-average exercise price of $10.64 and 5.1 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $10.62. As of June 30, 2025, the Company had 12.3 million outstanding options at a weighted-average exercise price of $13.51, of which 4.6 million options were exercisable at a weighted-average exercise price of $15.76. The Company had 10.1 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $12.22 as of June 30, 2025.

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

The Consumer Services segment primarily includes the Company’s bill payment services, money order services, travel money services, media network, prepaid cards, lending partnerships, and digital wallets.

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

The following tables present the Company’s segment results for the three and six months ended June 30, 2025 and 2024 (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended June 30, 2025
	Consumer Money Transfer	Consumer Services	Total
Revenues	$885.0	$141.1	$1,026.1
Expenses:
Direct transactional expenses (a)	413.8	36.4	450.2
Depreciation and amortization (b)	23.9	5.4	29.3
Other segment items (c)	279.6	67.7	347.3
Total segment operating income	$167.7	$31.6	$199.3
Severance costs (d)			(3.5)
Acquisition, separation, and integration costs (e)			(1.4)
Amortization of acquisition-related intangible assets (f)			(0.9)
Russia termination costs (g)			(0.8)
Total consolidated operating income			$192.7

	Three Months Ended June 30, 2024
	Consumer Money Transfer	Consumer Services	Total
Revenues	$965.0	$101.4	$1,066.4
Expenses:
Direct transactional expenses (a)	438.5	31.5	470.0
Depreciation and amortization (b)	24.7	4.2	28.9
Other segment items (c)	310.3	54.6	364.9
Total segment operating income	$191.5	$11.1	$202.6
Redeployment program costs (h)			(9.4)
Acquisition, separation, and integration costs (e)			(0.5)
Amortization and impairment of acquisition-related intangible assets (f)			(2.0)
Total consolidated operating income			$190.7

	Six Months Ended June 30, 2025
	Consumer Money Transfer	Consumer Services	Total
Revenues	$1,757.9	$251.8	$2,009.7
Expenses:
Direct transactional expenses (a)	817.7	64.8	882.5
Depreciation and amortization (b)	49.3	10.4	59.7
Other segment items (c)	563.9	117.9	681.8
Total segment operating income	$327.0	$58.7	$385.7
Severance costs (d)			(9.9)
Acquisition, separation, and integration costs (e)			(3.0)
Amortization of acquisition-related intangible assets (f)			(1.1)
Russia termination costs (g)			(1.6)
Total consolidated operating income			$370.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30, 2024
	Consumer Money Transfer	Consumer Services	Total
Revenues	$1,927.0	$188.5	$2,115.5
Expenses:
Direct transactional expenses (a)	868.2	53.2	921.4
Depreciation and amortization (b)	49.4	8.2	57.6
Other segment items (c)	630.3	97.4	727.7
Total segment operating income	$379.1	$29.7	$408.8
Redeployment program costs (h)			(23.4)
Acquisition, separation, and integration costs (e)			(0.6)
Amortization and impairment of acquisition-related intangible assets (f)			(2.0)
Total consolidated operating income			$382.8

(a)
Direct transactional expenses include commissions to agents, bank fees, credit and non-credit losses, and other variable expenses.
(b)
Depreciation and amortization excludes amortization of capitalized contract costs paid to agents and partners, as this amortization is recorded as commissions to agents and partners and is therefore included in direct transactional expenses. Amortization of capitalized contract costs included within direct transactional expenses in the Consumer Money Transfer segment was $10.9 million and $17.2 million for the three months ended June 30, 2025 and 2024, respectively, and $22.4 million and $35.1 million for the six months ended June 30, 2025 and 2024, respectively.
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
(g)
Represents the costs associated with operating the Russian entity. While the Company had previously made a decision to suspend its operations in Russia, in the third quarter of 2024, the Company decided to pursue either liquidating or selling the Russian assets. In the first quarter of 2025, the Company signed a definitive sale agreement subject to regulatory approvals.
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

For all of the items excluded from the Company’s segment operating income results above, the expenses were not included in the measurement of segment operating income provided to the CODM for purposes of performance assessment and resource allocation.

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
•
Consumer Services - Our Consumer Services segment includes our bill payment services, money order services, travel money services, media network, prepaid cards, lending partnerships, and digital wallets.

Additional information regarding our segments is provided in the Segment Discussion below.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2025 compared to the same periods in 2024. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	% Change	2025	2024	% Change
Revenues	$1,026.1	$1,066.4	(4)%	$2,009.7	$2,115.5	(5)%
Expenses:
Cost of services	642.8	663.9	(3)%	1,262.0	1,305.2	(3)%
Selling, general, and administrative	190.6	211.8	(10)%	377.6	427.5	(12)%
Total expenses	833.4	875.7	(5)%	1,639.6	1,732.7	(5)%
Operating income	192.7	190.7	1%	370.1	382.8	(3)%
Other income/(expense):
Interest income	1.8	3.7	(53)%	3.5	6.8	(49)%
Interest expense	(36.7)	(31.1)	18%	(69.3)	(57.2)	21%
Other income, net	1.9	1.9	9%	2.7	2.8	(3)%
Total other expense, net	(33.0)	(25.5)	29%	(63.1)	(47.6)	33%
Income before income taxes	159.7	165.2	(3)%	307.0	335.2	(8)%
Provision for income taxes	37.6	24.2	55%	61.4	51.5	19%
Net income	$122.1	$141.0	(13)%	$245.6	$283.7	(13)%
Earnings per share:
Basic	$0.37	$0.42	(12)%	$0.74	$0.83	(11)%
Diluted	$0.37	$0.41	(10)%	$0.73	$0.83	(12)%
Weighted-average shares outstanding:
Basic	328.9	338.6		333.3	341.5
Diluted	329.6	339.6		334.4	342.6

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency revenues translate revenues denominated in foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency results are also net of the impact of Argentina inflation while its economy was hyperinflationary. Beginning in the second quarter of 2025, we no longer exclude the effect of Argentina hyperinflation, in light of significantly moderating inflation in the Argentine economy. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, net of the hyperinflationary Argentine economy, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and six months ended June 30, 2025 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues, as reported (GAAP)	$1,026.1	$1,066.4	(4)%	$2,009.7	$2,115.5	(5)%
Foreign currency translation and Argentina hyperinflation impact (a)			0%			(1)%
Adjusted revenues (Non-GAAP)			(4)%			(6)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation, resulted in an increase to revenues of $4.0 million and $18.4 million for the three and six months ended June 30, 2025, respectively, when compared to the corresponding periods in the prior year. Beginning in the second quarter of 2025, we are no longer adjusting for the estimated impact of Argentinian hyperinflation as inflation has moderated from over 200% at times over the past few years to less than 50% in the second quarter. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

In addition to the impacts from foreign currency, net of Argentina hyperinflation, for the three and six months ended June 30, 2025 when compared to the corresponding periods in the prior year, GAAP and Adjusted revenues decreased due to a reduction in transactions originating from Iraq, which negatively impacted revenues by 3% and 4%, respectively. For both the three and six months ended June 30, 2025, we continued to experience decreases in transactions and revenues in the North America and Latin America and the Caribbean regions of our Consumer Money Transfer segment, as further discussed below.

Operating Expenses Overview

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 60% of total cost of services for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025, cost of services decreased compared to the corresponding periods in the prior year primarily due to decreases in agent commissions and technology expenses, partially offset by increased expenses associated with our expansion of Company-owned locations and higher consumer fraud losses.

Selling, General, and Administrative

Selling, general and administrative expenses decreased for the three and six months ended June 30, 2025 when compared to the corresponding periods in the prior year due to a decrease in advertising costs, fluctuations between the United States dollar and foreign currencies, and a reduction in employee compensation, including incentive compensation. In addition, the three and six months ended June 30, 2024 included expenses associated with our operating expense redeployment program.

Total Other Expense, Net

Total other expense, net increased for the three and six months ended June 30, 2025, when compared to the corresponding periods in the prior year, primarily due to an increase in interest expense associated with our term loan facility borrowings.

Income Taxes

Our effective tax rates on pre-tax income were 23.6% and 14.7% for the three months ended June 30, 2025 and 2024, respectively, and 20.0% and 15.4% for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 compared to the corresponding period in the prior year, the increase in the effective tax rate was primarily due to the reorganization of our international operations, which took place during the year ended December 31, 2024, and discrete items. For the six months ended June 30, 2025 compared to the corresponding period in the prior year, the increase in the effective tax rate was primarily due to the reorganization of our international operations, partially offset by discrete benefits.

On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBB”). The OBBB includes a broad range of tax reform provisions affecting businesses, and we are currently evaluating the potential impact the OBBB will have on our results of operations and business.

Earnings Per Share

During the three months ended June 30, 2025 and 2024, basic earnings per share were $0.37 and $0.42, respectively, and diluted earnings per share were $0.37 and $0.41, respectively. During the six months ended June 30, 2025, basic and diluted earnings per share were $0.74 and $0.73, respectively, and during the six months ended June 30, 2024, basic and diluted earnings per share were $0.83. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 17.3 million and 12.4 million for the three months ended June 30, 2025 and 2024, respectively, and 15.7 million and 11.9 million for the six months ended June 30, 2025 and 2024, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the three and six months ended June 30, 2025 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income, offset slightly by a lower number of average shares outstanding.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer Money Transfer and Consumer Services.

During the three and six months ended June 30, 2025 and 2024, we incurred expenses that are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results. Refer to Part I, Item 1, Financial Statements, Note 14, Segments for further discussion.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consumer Money Transfer	86%	90%	87%	91%
Consumer Services	14%	10%	13%	9%
	100%	100%	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars and transactions in millions)	2025	2024	% Change	2025	2024	% Change
Revenues	$885.0	$965.0	(8)%	$1,757.9	$1,927.0	(9)%
Operating income	$167.7	$191.5	(12)%	$327.0	$379.1	(14)%
Operating income margin	19%	20%		19%	20%
Key indicator:
Transactions	71.4	73.3	(3)%	142.2	142.3	0%

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

Transaction volume is the primary generator of revenue in our Consumer Money Transfer segment. A Consumer Money Transfer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the three and six months ended June 30, 2025 and 2024. Where reported separately in the discussion below, Branded Digital consists of all transactions and revenue included under the definition provided above.

The table below sets forth revenue and transaction changes by geographic region compared to the prior year. Additionally, we have also provided adjusted revenue results for our Consumer Money Transfer and Consumer Services segment revenues, which are net of the impact of foreign currency hedges and Argentina hyperinflation, as discussed above. Consumer Money Transfer segment adjusted revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) (“NA”)	(11)%	0%	(11)%	(6)%	(9)%	0%	(9)%	(4)%
Europe and CIS (“EU & CIS”)	7%	4%	3%	5%	5%	1%	4%	7%
Middle East, Africa, and South Asia (“MEASA”)	(23)%	1%	(24)%	(7)%	(25)%	0%	(25)%	(1)%
Latin America and the Caribbean (“LACA”)	(13)%	(3)%	(10)%	(6)%	(13)%	(2)%	(11)%	(6)%
Asia Pacific (“APAC”)	(2)%	(1)%	(1)%	10%	(4)%	(2)%	(2)%	10%
Total Consumer Money Transfer Segment	(8)%	1%	(9)%	(3)%	(9)%	(1)%	(8)%	0%

Branded Digital (b)	6%	0%	6%	9%	7%	0%	7%	12%

(a)
Adjusted revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior periods. LACA, total Consumer Money Transfer, and Branded Digital adjusted revenue growth also exclude the effect of increases in local currency revenue due to hyperinflation in Argentina. Beginning in the second quarter of 2025, we are no longer adjusting for the estimated impact of Argentinian hyperinflation as inflation has moderated from over

200% at times over the past few years to less than 50% in the second quarter. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	39%	40%	39%	38%
EU & CIS	29%	25%	28%	25%
MEASA	15%	18%	16%	20%
LACA	11%	12%	11%	12%
APAC	6%	5%	6%	5%

Our consumers transferred $26.7 billion and $25.9 billion in cross-border principal for the three months ended June 30, 2025 and 2024, respectively, and $52.5 billion and $50.5 billion in cross-border principal for the six months ended June 30, 2025 and 2024, respectively. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue decreased 8% and 9%, and transactions decreased 3% and remained flat for the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation, positively impacted revenue by 1% for the three months ended June 30, 2025 and negatively impacted revenue by 1% for the six months ended June 30, 2025, compared to the corresponding periods in the prior year.

For the three and six months ended June 30, 2025, in our Consumer Money Transfer regions, NA revenue and transactions decreased, compared to the corresponding periods in the prior year. The region was impacted by declines in transactions sent from the United States to Mexico and within the United States, as well as broader geopolitical and macroeconomic conditions, evolving migration patterns across the Americas, a reduction in active agent locations in NA, and price reductions. For the three and six months ended June 30, 2025, our EU & CIS revenues increased due to growth in the U.K. and Spain. Declines in revenue in the MEASA region were driven by a reduction in transactions originating from Iraq primarily driven by changes in monetary policy and related central bank actions, as discussed above. The revenue decline in LACA was primarily driven by decreases in Ecuador and Mexico and was impacted by evolving migration patterns across the Americas.

Beginning January 1, 2026, the OBBB will assess a 1% excise tax on certain remittances sent internationally from the United States that are funded with cash or a similar, physical instrument. While we are continuing to evaluate the potential impacts of the OBBB, we believe this remittance tax could make it more expensive for consumers to transfer money in this way and therefore could have a negative impact on NA and Consumer Money Transfer revenues and transactions in subsequent periods.

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

Operating Income

Consumer Money Transfer operating income for the three and six months ended June 30, 2025 decreased compared to the corresponding periods in the prior year due to a decrease in revenue, as discussed above, and higher consumer fraud losses, partially offset by decreases in agent commissions, technology expenses, advertising costs, and employee compensation, including incentive compensation, and fluctuations between the United States dollar and foreign currencies.

Consumer Services

The following table sets forth Consumer Services results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues	$141.1	$101.4	39%	$251.8	$188.5	34%
Operating income	$31.6	$11.1	(a)	$58.7	$29.7	97%
Operating income margin	22%	11%		23%	16%

(a) Calculation not meaningful.

Revenues

The following table sets forth our Consumer Services revenue results for the three and six months ended June 30, 2025 and 2024. Consumer Services segment adjusted revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues, as reported (GAAP)	$141.1	$101.4	39%	$251.8	$188.5	34%
Foreign currency translation and Argentina hyperinflation impact (a)			2%			(13)%
Adjusted revenues (Non-GAAP)			41%			21%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation, resulted in a decrease to Consumer Services revenues of $1.9 million and an increase of $24.0 million for the three and six months ended June 30, 2025, respectively, when compared to the corresponding periods in the prior year. Beginning in the second quarter of 2025, we are no longer adjusting for the estimated impact of Argentinian hyperinflation as inflation has moderated from over 200% at times over the past few years to less than 50% in the second quarter. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

For the three and six months ended June 30, 2025 relative to the corresponding periods in the prior year, Consumer Services GAAP and Adjusted revenues increased primarily due to revenue growth in our travel money services, including the benefit from the acquisition of Eurochange Limited, and growth in our cash-based bill payments services offered at retail locations in Argentina. The three months ended June 30, 2025 also benefited from higher media network revenue compared to the corresponding period in the prior year.

Operating Income

Consumer Services operating income for the three and six months ended June 30, 2025 compared to the corresponding periods in the prior year was impacted by an increase in revenue, as discussed above, partially offset by an increase in expenses associated with the expansion of our travel money services.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of payments for employee and agent incentives, interest payments on our outstanding borrowings, and timing of income tax payments, among other items. Many of our annual employee incentive compensation and agent incentive payments are made in the first quarter following the year they were incurred. The majority of our interest payments are due in the second and fourth quarters, which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) include amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. The final payment of approximately $220 million was made during the second quarter of 2025.

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

Cash and Investment Securities

As of June 30, 2025 and December 31, 2024, we had Cash and cash equivalents of $1,019.6 million and $1,474.0 million, respectively.

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

Investment securities, net, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,456.7 million and $1,332.2 million as of June 30, 2025 and December 31, 2024, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part 1, Item 1, Financial Statements, Note 8, Settlement Assets and Obligations, for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of June 30, 2025, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $147.9 million during the six months ended June 30, 2025, from $60.2 million in the corresponding period in the prior year. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of June 30, 2025, we had outstanding borrowings at par value of $2,757.3 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2026 to 2040.

As of June 30, 2025 and December 31, 2024, we had $800.0 million outstanding under our unsecured term loan facility (“Term Loan Facility”), and such borrowings mature on December 13, 2027. We have the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We used the proceeds from the Term Loan Facility borrowings to repay our 2.850% notes due January 2025, to reduce commercial paper balances, and for general corporate purposes.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.6 billion is approximately 12%. As of June 30, 2025, we had no outstanding borrowings under the facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.6 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $255.0 million of commercial paper borrowings outstanding as of June 30, 2025. Our commercial paper borrowings as of June 30, 2025 had a weighted-average annual interest rate of approximately 4.6% and a weighted-average term of approximately 1 day. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

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

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $53.4 million and $64.5 million for the six months ended June 30, 2025 and 2024, respectively. Capital expenditures during these periods included investments in our information technology infrastructure. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the six months ended June 30, 2025 and 2024, 14.8 million and 13.8 million shares were repurchased for $149.7 million and $176.2 million, respectively, excluding commissions, at an average cost of $10.08 and $12.76, respectively, under the share repurchase authorizations approved by our Board of Directors, including one which expired on December 31, 2024. On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. As of June 30, 2025, $850.3 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in the first and second quarters of 2025, representing $155.4 million in total dividends.

Material Cash Requirements

Debt Service Requirements

Our 2025 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes is in 2026.

2017 United States Federal Tax Liability

The Tax Act imposed a tax on certain of our previously undistributed foreign earnings. This tax charge, combined with our other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million. We elected to pay this liability in periodic installments through 2025, and we paid the final installment of approximately $220 million during the second quarter of 2025.

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

Other Commercial Commitments

We had approximately $110 million in outstanding letters of credit and bank guarantees as of June 30, 2025 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of June 30, 2025, our total amount of unrecognized income tax benefits was $60.9 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of the settlement of such liabilities are affected by factors which are variable and outside our control.

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

As of June 30, 2025, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $3 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of June 30, 2025 of approximately $2.2 billion. Approximately $0.7 billion of these assets bear interest at floating rates. These assets primarily include cash in banks and money market investments and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of June 30, 2025, borrowings of $800 million under our Term Loan Facility were subject to floating interest rates. The interest on these borrowings was calculated using a selected SOFR plus an interest rate margin. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of June 30, 2025, there were $255.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of June 30, 2025, our weighted-average effective rate on total borrowings was approximately 4.5%.

At June 30, 2025, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $11 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on June 30, 2025 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $7 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Our credit and non-credit losses have been approximately 2% or less of our consolidated revenues in all periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under Risk Management in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of The Western Union Company (the Company) as of June 30, 2025, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 28, 2025

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item 1 is incorporated herein by reference to the discussion in Part I, Item 1, Financial Statements, Note 6, Commitments and Contingencies.

Item 1A. Risk Factors

For a discussion of our risk factors, please see Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2025:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share (c)	Plans or Programs (b)	Programs (in millions)
April 1 - 30	2,570,861	$9.95	2,549,912	$899.6
May 1 - 31	2,631,645	$9.68	2,607,511	$874.4
June 1 - 30	2,722,399	$8.86	2,719,624	$850.3
Total	7,924,905	$9.49	7,877,047

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on stock awards that have vested.
(b)
On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date, of which $850.3 million remained available as of June 30, 2025. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.
(c)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

The Western Union Company (Registrant)

Date: July 28, 2025	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2025	By:	/s/ Matt Cagwin
Matt Cagwin
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2025	By:	/s/ Barry D. Cooper
Barry D. Cooper
Chief Accounting Officer and Controller (Principal Accounting Officer)