Form 10-Q
period 2025-09-30
Western Union CO
filed 2025-10-27
CIK 1365135

=

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 17, 2025, 317,844,905 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$1,032.6	$1,036.0	$3,042.3	$3,151.5
Expenses:
Cost of services	643.2	653.6	1,905.2	1,958.8
Selling, general, and administrative	187.5	217.5	565.1	645.0
Total expenses	830.7	871.1	2,470.3	2,603.8
Operating income	201.9	164.9	572.0	547.7
Other income/(expense):
Interest income	2.4	2.8	5.9	9.6
Interest expense	(37.0)	(32.2)	(106.3)	(89.4)
Other income, net	0.3	0.2	3.0	3.0
Total other expense, net	(34.3)	(29.2)	(97.4)	(76.8)
Income before income taxes	167.6	135.7	474.6	470.9
Provision for/(benefit from) income taxes (Note 12)	28.0	(129.1)	89.4	(77.6)
Net income	$139.6	$264.8	$385.2	$548.5
Earnings per share:
Basic	$0.43	$0.78	$1.17	$1.61
Diluted	$0.43	$0.78	$1.17	$1.61
Weighted-average shares outstanding:
Basic	322.1	338.3	329.5	340.5
Diluted	322.8	339.5	330.5	341.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$139.6	$264.8	$385.2	$548.5
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized gains on investment securities	12.1	33.7	32.3	27.9
Unrealized gains/(losses) on hedging activities	10.9	(14.4)	(53.9)	(3.4)
Foreign currency translation adjustments	(1.9)	1.3	5.9	1.3
Total other comprehensive income/(loss)	21.1	20.6	(15.7)	25.8
Comprehensive income	$160.7	$285.4	$369.5	$574.3

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$947.8	$1,474.0
Settlement assets	3,267.5	3,360.8
Property and equipment, net of accumulated depreciation of $468.2 and $454.9, respectively	79.3	84.2
Goodwill	2,087.5	2,059.6
Other intangible assets, net of accumulated amortization of $629.4 and $599.0, respectively	362.9	315.4
Deferred tax asset, net	238.5	265.0
Other assets	800.5	811.5
Total assets	$7,784.0	$8,370.5
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$429.7	$407.9
Settlement obligations	3,267.5	3,360.8
Income taxes payable	54.9	272.2
Deferred tax liability, net	160.6	155.6
Borrowings	2,592.2	2,940.8
Other liabilities	353.7	264.3
Total liabilities	6,858.6	7,401.6

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 318.5 shares and 337.9 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3.2	3.4
Capital surplus	1,102.8	1,070.8
Retained earnings/(accumulated deficit)	(24.4)	35.2
Accumulated other comprehensive loss	(156.2)	(140.5)
Total stockholders' equity	925.4	968.9
Total liabilities and stockholders' equity	$7,784.0	$8,370.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$385.2	$548.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26.8	27.6
Amortization	96.6	108.1
Other non-cash items, net	123.5	89.3
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	1.7	(55.8)
Accounts payable and accrued liabilities	(15.5)	(34.0)
Income taxes payable	(212.9)	(403.2)
Other liabilities	2.9	(8.2)
Net cash provided by operating activities	408.3	272.3
Cash flows from investing activities
Payments for capitalized contract costs	(20.2)	(9.7)
Payments for internal use software	(61.9)	(59.0)
Purchases of property and equipment	(18.6)	(23.1)
Purchases of settlement investments	(230.7)	(336.3)
Proceeds from the sale of settlement investments	75.3	176.6
Maturities of settlement investments	78.1	142.2
Other investing activities	(25.0)	(24.8)
Net cash used in investing activities	(203.0)	(134.1)
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 9)	(234.6)	(241.9)
Common stock repurchased (Note 9)	(208.5)	(182.5)
Net proceeds from commercial paper	100.0	80.1
Net proceeds from credit facility borrowings	35.9	—
Principal payments on borrowings	(500.0)	—
Net change in settlement obligations	(129.5)	(151.3)
Other financing activities	(0.1)	(1.2)
Net cash used in financing activities	(936.8)	(496.8)
Net change in cash and cash equivalents, including settlement, and restricted cash	(731.5)	(358.6)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,106.9	1,786.2
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,375.4	$1,427.6

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	September 30,
	2025	2024
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$947.8	$1,097.6
Settlement cash and cash equivalents (Note 8)	424.8	327.2
Restricted cash in Other assets	2.8	2.8
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,375.4	$1,427.6

	Nine Months Ended
	September 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$96.3	$82.9
Income taxes paid	$278.1	$321.7

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

				Retained	Accumulated
				Earnings/	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit)	Loss	Equity
Balance, December 31, 2024	337.9	$3.4	$1,070.8	$35.2	$(140.5)	$968.9
Net income	—	—	—	123.5	—	123.5
Stock-based compensation	—	—	10.6	—	—	10.6
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(80.5)	—	(80.5)
Repurchase and retirement of common shares	(7.5)	(0.1)	—	(81.6)	—	(81.7)
Shares issued under stock-based compensation plans	1.7	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(1.4)	(1.4)
Balance, March 31, 2025	332.1	3.3	1,081.4	(3.4)	(141.9)	939.4
Net income	—	—	—	122.1	—	122.1
Stock-based compensation	—	—	11.5	—	—	11.5
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(77.5)	—	(77.5)
Repurchase and retirement of common shares	(8.0)	(0.1)	—	(76.4)	—	(76.5)
Shares issued under stock-based compensation plans	0.2	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(35.4)	(35.4)
Balance, June 30, 2025	324.3	3.2	1,092.9	(35.2)	(177.3)	883.6
Net income	—	—	—	139.6	—	139.6
Stock-based compensation	—	—	9.9	—	—	9.9
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(77.7)	—	(77.7)
Repurchase and retirement of common shares	(6.0)	—	—	(51.1)	—	(51.1)
Shares issued under stock-based compensation plans	0.2	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	21.1	21.1
Balance, September 30, 2025	318.5	$3.2	$1,102.8	$(24.4)	$(156.2)	$925.4

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2023	350.5	$3.5	$1,031.9	$(389.1)	$(167.3)	$479.0
Net income	—	—	—	142.7	—	142.7
Stock-based compensation	—	—	8.7	—	—	8.7
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(81.9)	—	(81.9)
Repurchase and retirement of common shares	(12.3)	(0.1)	—	(156.7)	—	(156.8)
Shares issued under stock-based compensation plans	1.4	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	6.2	6.2
Balance, March 31, 2024	339.6	3.4	1,040.6	(485.0)	(161.1)	397.9
Net income	—	—	—	141.0	—	141.0
Stock-based compensation	—	—	10.2	—	—	10.2
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(80.4)	—	(80.4)
Repurchase and retirement of common shares	(2.0)	—	—	(26.9)	—	(26.9)
Shares issued under stock-based compensation plans	0.2	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(1.0)	(1.0)
Balance, June 30, 2024	337.8	3.4	1,050.8	(451.3)	(162.1)	440.8
Net income	—	—	—	264.8	—	264.8
Stock-based compensation	—	—	9.5	—	—	9.5
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(81.3)	—	(81.3)
Repurchase and retirement of common shares	(0.1)	—	—	(1.7)	—	(1.7)
Shares issued under stock-based compensation plans	0.1	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	20.6	20.6
Balance, September 30, 2024	337.8	$3.4	$1,060.3	$(269.5)	$(141.5)	$652.7

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of September 30, 2025 and December 31, 2024 and for all periods presented.

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of September 30, 2025 and for all periods presented. These condensed consolidated financial statements

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024.

Consistent with industry practice, the accompanying Condensed Consolidated Balance Sheets are unclassified due to the short-term nature of the Company’s settlement obligations contrasted with the Company’s ability to invest cash awaiting to pay settlement obligations in long-term investment securities.

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued a new accounting pronouncement regarding income tax disclosures. The standard requires that public entities disclose more consistent and detailed categories in their statutory to effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction. The Company is required to adopt the new standard for its 2025 annual reporting. Management is in the process of preparing to comply with the new disclosure requirements.

In November 2024, the FASB issued a new accounting pronouncement regarding the disclosure of specified information about certain costs and expenses. The standard requires that public entities disclose certain detailed information about the types of expenses included in the expense captions presented within the consolidated statements of income, provide qualitative descriptions for expenses not separately disaggregated quantitatively, and disclose an entity's definition and total amount of selling expenses. The Company is required to adopt the new standard for its 2027 annual reporting and interim periods thereafter, using either a prospective or retrospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's disclosures.

In September 2025, the FASB issued a new accounting pronouncement regarding accounting for internal-use software costs. The standard requires that entities capitalize software costs when management has authorized and is committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended, referred to as the “probable-to-complete recognition threshold.” In evaluating the probable-to-complete recognition threshold, public entities are required to consider whether there is significant uncertainty associated with the software development activities. The Company is required to adopt the new standard for annual and interim periods beginning after December 15, 2027. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's results of operations, financial position, and disclosures.

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

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and nine months ended September 30, 2025 and 2024 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended September 30, 2025
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$315.0	$38.3	$353.3
Europe and CIS	255.1	49.8	304.9
Middle East, Africa, and South Asia	134.4	—	134.4
Latin America and the Caribbean	94.2	50.5	144.7
Asia Pacific	48.0	—	48.0
Revenues from contracts with customers	$846.7	$138.6	$985.3
Other revenues (a)	31.3	16.0	47.3
Total revenues	$878.0	$154.6	$1,032.6

	Three Months Ended September 30, 2024
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$359.1	$36.2	$395.3
Europe and CIS	241.5	14.6	256.1
Middle East, Africa, and South Asia	151.0	0.1	151.1
Latin America and the Caribbean	103.1	36.0	139.1
Asia Pacific	51.8	—	51.8
Revenues from contracts with customers	$906.5	$86.9	$993.4
Other revenues (a)	25.7	16.9	42.6
Total revenues	$932.2	$103.8	$1,036.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine Months Ended September 30, 2025
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$979.5	$112.8	$1,092.3
Europe and CIS	737.8	93.7	831.5
Middle East, Africa, and South Asia	411.4	0.2	411.6
Latin America and the Caribbean	280.9	146.4	427.3
Asia Pacific	144.9	—	144.9
Revenues from contracts with customers	$2,554.5	$353.1	$2,907.6
Other revenues (a)	81.4	53.3	134.7
Total revenues	$2,635.9	$406.4	$3,042.3

	Nine Months Ended September 30, 2024
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$1,089.9	$112.8	$1,202.7
Europe and CIS	699.8	36.0	735.8
Middle East, Africa, and South Asia	511.8	0.3	512.1
Latin America and the Caribbean	318.2	89.5	407.7
Asia Pacific	151.5	—	151.5
Revenues from contracts with customers	$2,771.2	$238.6	$3,009.8
Other revenues (a)	88.0	53.7	141.7
Total revenues	$2,859.2	$292.3	$3,151.5

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

Shares excluded from the diluted earnings per share calculation were 17.1 million and 11.3 million for the three months ended September 30, 2025 and 2024, respectively, and 16.1 million and 11.7 million for the nine months ended September 30, 2025 and 2024, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above the Company's average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic weighted-average shares outstanding	322.1	338.3	329.5	340.5
Common stock equivalents	0.7	1.2	1.0	1.1
Diluted weighted-average shares outstanding	322.8	339.5	330.5	341.6

4. Acquisitions

Eurochange Limited

On April 7, 2025, the Company acquired the entire share capital of Eurochange Limited (“Eurochange”). The acquisition of Eurochange better enables the Company to deliver accessible financial services to consumers by expanding its travel money services and owned locations in the United Kingdom. Eurochange primarily provides travel money services through a network of owned locations, agent locations, kiosks, and online platforms.

International Money Express, Inc.

On August 10, 2025, the Company entered into an agreement to purchase the entire share capital of International Money Express, Inc. (“Intermex”) for approximately $500 million in cash. This transaction is expected to close in mid- 2026 subject to Intermex stockholder and customary regulatory approvals. Intermex is a leading omnichannel money transfer provider, focused primarily on the United States to Latin America and the Caribbean corridors, through a network of agent retail locations, Intermex-operated stores, its mobile app, and websites.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by category (in millions):

	Fair Value Measurement Using		Total
September 30, 2025	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$28.1	$—	$28.1
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,123.0	1,123.0
Asset-backed securities	—	170.0	170.0
Corporate debt securities	—	152.1	152.1
United States government agency mortgage-backed securities	—	4.3	4.3
Other assets:
Derivatives	—	12.7	12.7
Total assets	$28.1	$1,462.1	$1,490.2
Liabilities:
Other liabilities:
Derivatives	$—	$43.2	$43.2
Total liabilities	$—	$43.2	$43.2

	Fair Value Measurement Using		Total
December 31, 2024	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$32.6	$—	$32.6
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,029.0	1,029.0
Asset-backed securities	—	211.2	211.2
Corporate debt securities	—	85.0	85.0
United States government agency mortgage-backed securities	—	7.1	7.1
Other assets:
Derivatives	—	29.5	29.5
Total assets	$32.6	$1,361.8	$1,394.4
Liabilities:
Other liabilities:
Derivatives	$—	$3.6	$3.6
Total liabilities	$—	$3.6	$3.6

There were no material, non-recurring fair value adjustments in the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, non-recurring fair value adjustments were approximately $12 million for impairments related to the Company's assets in Russia. There were no transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2025 and 2024.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of September 30, 2025, the carrying value and fair value of the Company’s borrowings were $2,592.2 million and $2,586.8 million, respectively (see Note 11). As of December 31, 2024, the carrying value and fair value of the Company’s borrowings were $2,940.8 million and $2,876.7 million, respectively.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $115 million in outstanding letters of credit and bank guarantees as of September 30, 2025, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of September 30, 2025. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($12.3 million as of September 30, 2025). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against the Company in the amount of €9 million ($10.5 million as of September 30, 2025). The Plaintiffs have previously sought and may continue to attempt to seize funds from the Company’s independent agents in the DRC to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and the Company intend to continue to challenge both judgments and defend themselves vigorously in these matters.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents totaled $10.1 million and $11.3 million for the three months ended September 30, 2025 and 2024, respectively, and $30.6 million and $32.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Settlement assets and obligations consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Settlement assets:
Cash and cash equivalents	$424.8	$631.6
Receivables from agents and others	1,410.0	1,421.7
Less: Allowance for credit losses	(16.7)	(24.7)
Receivables from agents and others, net	1,393.3	1,397.0
Investment securities	1,449.4	1,332.3
Less: Allowance for credit losses	—	(0.1)
Investment securities, net	1,449.4	1,332.2
Total settlement assets	$3,267.5	$3,360.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,558.9	$2,655.5
Payables to agents	708.6	705.3
Total settlement obligations	$3,267.5	$3,360.8

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

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of September 30, 2025.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others (in millions):

Agents and
Others
Allowance for credit losses as of December 31, 2024	$24.7
Current period provision for expected credit losses (a)	(3.8)
Write-offs charged against the allowance	(10.4)
Recoveries of amounts previously written off	7.8
Impacts of foreign currency exchange rates and other	0.2
Allowance for credit losses as of March 31, 2025	18.5
Current period provision for expected credit losses (a)	4.6
Write-offs charged against the allowance	(13.2)
Recoveries of amounts previously written off	2.2
Impacts of foreign currency exchange rates and other	1.0
Allowance for credit losses as of June 30, 2025	13.1
Current period provision for expected credit losses (a)	5.4
Write-offs charged against the allowance	(5.8)
Recoveries of amounts previously written off	3.9
Impacts of foreign currency exchange rates and other	0.1
Allowance for credit losses as of September 30, 2025	$16.7

Agents and
Others
Allowance for credit losses as of December 31, 2023	$15.4
Current period provision for expected credit losses (a)	—
Write-offs charged against the allowance	(5.2)
Recoveries of amounts previously written off	2.3
Impacts of foreign currency exchange rates and other	(0.6)
Allowance for credit losses as of March 31, 2024	11.9
Current period provision for expected credit losses (a)	3.0
Write-offs charged against the allowance	(8.4)
Recoveries of amounts previously written off	3.3
Impacts of foreign currency exchange rates and other	1.9
Allowance for credit losses as of June 30, 2024	11.7
Current period provision for expected credit losses (a)	12.8
Write-offs charged against the allowance	(8.8)
Recoveries of amounts previously written off	6.9
Impacts of foreign currency exchange rates and other	(1.0)
Allowance for credit losses as of September 30, 2024	$21.6

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related.

In addition, from time to time, the Company makes advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, amounts advanced to agents and disbursement partners were $197.4 million and $209.1 million, respectively, and the related allowances for credit losses were immaterial.

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

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
September 30, 2025	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$28.1	$28.1	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,131.7	1,123.0	12.6	(21.3)	(8.7)
Asset-backed securities	167.1	170.0	2.9	—	2.9
Corporate debt securities	147.6	152.1	6.3	(1.8)	4.5
United States government agency mortgage-backed securities	4.4	4.3	—	(0.1)	(0.1)
Total available-for-sale securities	1,450.8	1,449.4	21.8	(23.2)	(1.4)
Total investment securities	$1,478.9	$1,477.5	$21.8	$(23.2)	$(1.4)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2024	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$32.6	$32.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,069.5	1,029.0	2.7	(43.2)	(40.5)
Asset-backed securities	208.6	211.2	2.6	—	2.6
Corporate debt securities	87.5	85.0	0.8	(3.3)	(2.5)
United States government agency mortgage-backed securities	7.3	7.1	—	(0.2)	(0.2)
Total available-for-sale securities	1,372.9	1,332.3	6.1	(46.7)	(40.6)
Total investment securities	$1,405.5	$1,364.9	$6.1	$(46.7)	$(40.6)

(a)
The majority of these securities are fixed-rate instruments.

The following summarizes investment securities that were in an unrealized loss position as of September 30, 2025, by the length of time the securities were in a continuous loss position (in millions, except number of securities):

Less Than One Year	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	31	$85.5	$(0.8)

One Year or Greater	Number of Securities	Fair Value	Unrealized Losses
State and municipal debt securities	206	$442.9	$(20.5)
Corporate debt securities	7	31.5	(1.8)
United States government agency mortgage-backed securities	8	3.4	(0.1)

The Company's provision for credit losses on its investment securities during the three and nine months ended September 30, 2025 and the related allowance for credit losses as of September 30, 2025 were immaterial. As of September 30, 2025, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of September 30, 2025 (in millions):

Fair Value
Due within 1 year	$85.3
Due after 1 year through 5 years	558.4
Due after 5 years through 10 years	360.2
Due after 10 years	445.5
Total	$1,449.4

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

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
Income for the period (in millions)	Location	2025	2024	2025	2024
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$0.1	$(0.1)	$1.2	$1.4
Income tax expense	Provision for/(benefit from) income taxes	(0.1)	—	(0.3)	(0.2)
Total reclassification adjustments related to investment securities, net of tax		—	(0.1)	0.9	1.2
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	(3.0)	(2.2)	(4.5)	1.8
Interest rate contracts	Interest expense	(0.1)	—	—	0.1
Income tax benefit	Provision for/(benefit from) income taxes	0.8	0.2	0.4	0.2
Total reclassification adjustments related to cash flow hedges, net of tax		(2.3)	(2.0)	(4.1)	2.1
Total reclassifications, net of tax		$(2.3)	$(2.1)	$(3.2)	$3.3

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2024	$(33.4)	$13.1	$(120.2)	$(140.5)
Unrealized gains/(losses)	22.0	(19.1)	1.1	4.0
Tax benefit/(expense)	(3.8)	1.9	—	(1.9)
Amounts reclassified from AOCL into earnings, net of tax	(0.9)	(2.6)	—	(3.5)
As of March 31, 2025	(16.1)	(6.7)	(119.1)	(141.9)
Unrealized gains/(losses)	3.4	(52.7)	6.7	(42.6)
Tax benefit/(expense)	(0.5)	3.3	—	2.8
Amounts reclassified from AOCL into earnings, net of tax	—	4.4	—	4.4
As of June 30, 2025	(13.2)	(51.7)	(112.4)	(177.3)
Unrealized gains/(losses)	15.0	8.6	(1.9)	21.7
Tax expense	(2.9)	—	—	(2.9)
Amounts reclassified from AOCL into earnings, net of tax	—	2.3	—	2.3
As of September 30, 2025	$(1.1)	$(40.8)	$(114.3)	$(156.2)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)
Unrealized gains/(losses)	(3.0)	13.6	—	10.6
Tax benefit/(expense)	0.5	(0.1)	—	0.4
Amounts reclassified from AOCL into earnings, net of tax	(2.1)	(2.7)	—	(4.8)
As of March 31, 2024	(37.6)	(4.5)	(119.0)	(161.1)
Unrealized gains/(losses)	(2.5)	1.6	—	(0.9)
Tax benefit	0.5	—	—	0.5
Amounts reclassified from AOCL into earnings, net of tax	0.8	(1.4)	—	(0.6)
As of June 30, 2024	(38.8)	(4.3)	(119.0)	(162.1)
Unrealized gains/(losses)	40.8	(17.8)	1.3	24.3
Tax benefit/(expense)	(7.2)	1.4	—	(5.8)
Amounts reclassified from AOCL into earnings, net of tax	0.1	2.0	—	2.1
As of September 30, 2024	$(5.1)	$(18.7)	$(117.7)	$(141.5)

Cash Dividends Paid

In each of the first three quarters of 2025 and 2024, the Company's Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $230.5 million and $238.9 million of total dividends for the nine months ended September 30, 2025 and 2024, respectively.

Share Repurchases

During the nine months ended September 30, 2025 and 2024, 20.8 million and 13.9 million shares were repurchased for $199.7 million and $177.3 million, respectively, excluding commissions, at an average cost of $9.59 and $12.75, respectively, under the share repurchase authorizations approved by the Company's Board of Directors, including one which expired on December 31, 2024. On December 13, 2024, the Company's Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. As of September 30, 2025, $800.3 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on stock awards that have vested.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of one to two years, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of September 30, 2025, these foreign currency forward contracts had maturities of a maximum of 36 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025	December 31, 2024
Contracts designated as hedges:
Euro	$284.7	$210.5
Canadian dollar	149.1	111.7
British pound	117.9	75.6
Australian dollar	74.2	51.2
Swiss franc	58.9	41.6
Swedish krona	32.4	(b)
Other (a)	50.5	35.7
Contracts not designated as hedges:
Euro	$443.1	$499.1
British pound	141.0	118.1
Mexican peso	98.2	85.7
Australian dollar	96.6	49.0
Thai baht	68.9	(b)
Indian rupee	52.6	57.7
Canadian dollar	50.4	35.5
Chinese yuan	40.3	(b)
Philippine peso	39.8	89.8
Swiss franc	30.1	32.6
Singapore dollar	29.6	31.4
Brazilian real	28.0	(b)
Other (a)	162.2	208.5

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.
(b)
Amount is below $25 million for the relevant period; therefore, the balance has been included within “Other.”

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$8.8	$24.4	Other liabilities	$40.6	$0.2
Derivatives not designated as hedges:
Foreign currency	Other assets	3.9	5.1	Other liabilities	2.6	3.4
Total derivatives		$12.7	$29.5		$43.2	$3.6

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Offsetting of Derivative Assets and Liabilities

The Company has elected to present derivative assets and liabilities on a gross basis in the Condensed Consolidated Balance Sheets; however, derivatives associated with the Company's foreign currency exchange contracts that are subject to a master netting arrangement or similar agreement would have resulted in an offset of $4.5 million and $3.4 million to both derivative assets and liabilities as of September 30, 2025 and December 31, 2024, respectively. This includes the fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency derivatives (a)	$8.6	$(17.8)	$(63.2)	$(2.6)

(a)
Gains of $1.2 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $4.0 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, represent the amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,
	2025		2024
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,032.6	$(37.0)	$1,036.0	$(32.2)
Gains/(losses) on cash flow hedges:
Foreign currency derivatives:
Losses reclassified from AOCL into earnings	(3.0)	—	(2.2)	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.6	—	1.6	—
Interest rate derivatives:
Losses reclassified from AOCL into earnings	—	(0.1)	—	—

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2025		2024
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$3,042.3	$(106.3)	$3,151.5	$(89.4)
Gains/(losses) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	(4.5)	—	1.8	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	7.2	—	4.8	—
Interest rate derivatives:
Gains reclassified from AOCL into earnings	—	—	—	0.1

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three and nine months ended September 30, 2025 and 2024 (in millions):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives	Location	2025	2024	2025	2024
Foreign currency derivatives (a)	Selling, general, and administrative	$13.3	$(22.5)	$(17.2)	$5.1

(a)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $(12.4) million and $25.1 million for the three months ended September 30, 2025 and 2024, respectively, and $25.5 million and $(5.3) million for the nine months ended September 30, 2025 and 2024, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Based on September 30, 2025 foreign exchange rates, an accumulated other comprehensive pre-tax loss of $19.9 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Commercial paper (a)	$100.0	$—
Credit facility borrowings (b)	49.7	—
Notes:
2.850% notes due 2025 (c)	—	500.0
1.350% notes due 2026 (d)	600.0	600.0
2.750% notes due 2031 (d)	300.0	300.0
6.200% notes due 2036 (d)	500.0	500.0
6.200% notes due 2040 (d)	250.0	250.0
Term loan facility borrowings (effective rate of 5.4%)	800.0	800.0
Total borrowings at par value	2,599.7	2,950.0
Debt issuance costs and unamortized discount, net	(7.5)	(9.2)
Total borrowings at carrying value (e)	$2,592.2	$2,940.8

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility (“Revolving Credit Facility”). The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of September 30, 2025 had a weighted-average annual interest rate of approximately 4.3% and a weighted-average term of approximately 1 day.
(b)
One of the Company's Eurochange subsidiaries utilizes a short-term revolving credit facility agreement to fund certain operating activities in the United Kingdom. The subsidiary may borrow up to £60 million ($80 million as of September 30, 2025), and the facility expires in February 2030. Drawdowns of the credit facility borrowings are restricted for use in this subsidiary to purchase physical currency or repay existing borrowings on the facility. These credit facility borrowings as of September 30, 2025 had a weighted-average annual interest rate of approximately 5.5%.
(c)
Certain proceeds from the term loan facility borrowings were used to repay $500.0 million of the aggregate principal amount of 2.850% unsecured notes due in January 2025.
(d)
The difference between the stated interest rate and the effective interest rate is not significant.
(e)
As of September 30, 2025, the Company’s weighted-average effective rate on total borrowings was approximately 4.4%.

The following summarizes the Company’s maturities of its notes, term loan facility, and credit facility borrowings at par value as of September 30, 2025 (in millions):

Due within 1 year	$649.7
Due after 1 year through 2 years	—
Due after 2 years through 3 years	800.0
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,499.7

The Revolving Credit Facility provides for unsecured financing facilities, including a $250.0 million letter of credit subfacility and $300.0 million swing line sublimit, and allows the Company to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average. On February 28, 2025, the Company increased the aggregate revolving credit commitments to $1.62 billion. The Revolving Credit Facility matures on November 30, 2029.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 16.7% and (95.2)% for the three months ended September 30, 2025 and 2024, respectively, and 18.8% and (16.5)% for the nine months ended September 30, 2025 and 2024, respectively. The change in the Company's effective tax rates for the three and nine months ended September 30, 2025 compared to the corresponding periods in the prior year was primarily due to a settlement of the IRS examination of the Company's 2017 and 2018 federal income tax returns in the three months ended September 30, 2024, partially offset by the reorganization of the Company's international operations, which took place during the year ended December 31, 2024, and discrete items.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2025 and December 31, 2024 was $60.9 million and $71.6 million, respectively, including interest and penalties.

The Company’s tax filings are subject to examination by U.S. federal, state, and various non-United States jurisdictions. The conclusion of the examination of the Company’s consolidated federal income tax returns for 2017 and 2018 resulted in both agreed and unagreed adjustments. The Company is contesting the one remaining unagreed adjustment in the U.S. Tax Court and has fully reserved for this unagreed adjustment. The Company’s U.S. federal income tax returns since 2022 are also eligible to be examined.

On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBB”). The OBBB includes a broad range of tax reform provisions affecting businesses, and the Company is currently evaluating the potential impact the OBBB will have on its results of operations and business.

13. Stock-Based Compensation Plans

For the three months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $9.9 million and $9.5 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units, in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $32.0 million and $28.4 million, respectively.

During the nine months ended September 30, 2025, the Company granted 3.9 million options at a weighted-average exercise price of $10.64 and 5.4 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $10.51. As of September 30, 2025, the Company had 12.2 million outstanding options at a weighted-average exercise price of $13.51, of which 4.6 million options were exercisable at a weighted-average exercise price of $15.75. The Company had 9.7 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $12.12 as of September 30, 2025.

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

The following tables present the Company’s segment results for the three and nine months ended September 30, 2025 and 2024 (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended September 30, 2025
	Consumer Money Transfer	Consumer Services	Total
Revenues	$878.0	$154.6	$1,032.6
Expenses:
Direct transactional expenses (a)	406.7	44.5	451.2
Depreciation and amortization (b)	24.9	5.4	30.3
Other segment items (c)	274.2	70.7	344.9
Total segment operating income	$172.2	$34.0	$206.2
Severance release (d)			0.4
Acquisition, separation, and integration costs (e)			(3.0)
Amortization of acquisition-related intangible assets (f)			(1.0)
Russia termination costs (g)			(0.7)
Total consolidated operating income			$201.9

	Three Months Ended September 30, 2024
	Consumer Money Transfer	Consumer Services	Total
Revenues	$932.2	$103.8	$1,036.0
Expenses:
Direct transactional expenses (a)	427.1	34.6	461.7
Depreciation and amortization (b)	24.2	4.3	28.5
Other segment items (c)	292.6	55.7	348.3
Total segment operating income	$188.3	$9.2	$197.5
Redeployment program costs (h)			(18.0)
Acquisition, separation, and integration costs (e)			(1.7)
Amortization and impairment of acquisition-related intangible assets (f)			(0.2)
Russia asset impairments and termination costs (g)			(12.7)
Total consolidated operating income			$164.9

	Nine Months Ended September 30, 2025
	Consumer Money Transfer	Consumer Services	Total
Revenues	$2,635.9	$406.4	$3,042.3
Expenses:
Direct transactional expenses (a)	1,224.4	109.3	1,333.7
Depreciation and amortization (b)	74.2	15.8	90.0
Other segment items (c)	838.1	188.6	1,026.7
Total segment operating income	$499.2	$92.7	$591.9
Severance costs (d)			(9.5)
Acquisition, separation, and integration costs (e)			(6.0)
Amortization of acquisition-related intangible assets (f)			(2.1)
Russia termination costs (g)			(2.3)
Total consolidated operating income			$572.0

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine Months Ended September 30, 2024
	Consumer Money Transfer	Consumer Services	Total
Revenues	$2,859.2	$292.3	$3,151.5
Expenses:
Direct transactional expenses (a)	1,295.3	87.8	1,383.1
Depreciation and amortization (b)	73.6	12.5	86.1
Other segment items (c)	922.9	153.1	1,076.0
Total segment operating income	$567.4	$38.9	$606.3
Redeployment program costs (h)			(41.4)
Acquisition, separation, and integration costs (e)			(2.3)
Amortization and impairment of acquisition-related intangible assets (f)			(2.2)
Russia asset impairments and termination costs (g)			(12.7)
Total consolidated operating income			$547.7

(a)
Direct transactional expenses include commissions to agents, bank fees, credit and non-credit losses, and other variable expenses.
(b)
Depreciation and amortization excludes amortization of capitalized contract costs paid to agents and partners, as this amortization is recorded as commissions to agents and partners and is therefore included in direct transactional expenses. Amortization of capitalized contract costs included within direct transactional expenses in the Consumer Money Transfer segment was $11.0 million and $14.5 million for the three months ended September 30, 2025 and 2024, respectively, and $33.4 million and $49.6 million for the nine months ended September 30, 2025 and 2024, respectively.
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
(g)
Where indicated, represents asset impairments related to the Company's assets in Russia and the costs associated with operating the Russian entity. While the Company had previously made a decision to suspend its operations in Russia, in the third quarter of 2024, the Company decided to pursue either liquidating or selling the Russian assets, which triggered a review of the carrying value of the assets. In the first quarter of 2025, the Company signed a definitive sale agreement subject to regulatory approvals.
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

International Money Express, Inc. Acquisition

On August 10, 2025, we entered into an agreement to purchase the entire share capital of International Money Express, Inc. (“Intermex”) for approximately $500 million in cash. This transaction is expected to close in mid-2026 subject to Intermex stockholder and customary regulatory approvals. Intermex is a leading omnichannel money transfer provider, focused primarily on the United States to Latin America and the Caribbean corridors, through a network of agent retail locations, Intermex-operated stores, its mobile app, and websites. We believe this acquisition will strengthen Western Union's retail offering in the United States, expand market coverage in high-potential geographies, and accelerate digital new customer acquisition.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2025 compared to the same periods in 2024. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	% Change	2025	2024	% Change
Revenues	$1,032.6	$1,036.0	0%	$3,042.3	$3,151.5	(3)%
Expenses:
Cost of services	643.2	653.6	(2)%	1,905.2	1,958.8	(3)%
Selling, general, and administrative	187.5	217.5	(14)%	565.1	645.0	(12)%
Total expenses	830.7	871.1	(5)%	2,470.3	2,603.8	(5)%
Operating income	201.9	164.9	22%	572.0	547.7	4%
Other income/(expense):
Interest income	2.4	2.8	(12)%	5.9	9.6	(38)%
Interest expense	(37.0)	(32.2)	15%	(106.3)	(89.4)	19%
Other income, net	0.3	0.2	57%	3.0	3.0	1%
Total other expense, net	(34.3)	(29.2)	17%	(97.4)	(76.8)	27%
Income before income taxes	167.6	135.7	24%	474.6	470.9	1%
Provision for/(benefit from) income taxes	28.0	(129.1)	(a)	89.4	(77.6)	(a)
Net income	$139.6	$264.8	(47)%	$385.2	$548.5	(30)%
Earnings per share:
Basic	$0.43	$0.78	(45)%	$1.17	$1.61	(27)%
Diluted	$0.43	$0.78	(45)%	$1.17	$1.61	(27)%
Weighted-average shares outstanding:
Basic	322.1	338.3		329.5	340.5
Diluted	322.8	339.5		330.5	341.6

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency revenues translate revenues denominated in foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency results were also net of the impact of Argentina inflation while its economy was hyperinflationary. Beginning in the second quarter of 2025, we no longer exclude the effect of Argentina hyperinflation, in light of significantly moderating inflation in the Argentine economy. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, net of the hyperinflationary Argentine economy, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and nine months ended September 30, 2025 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues, as reported (GAAP)	$1,032.6	$1,036.0	0%	$3,042.3	$3,151.5	(3)%
Foreign currency translation and Argentina hyperinflation impact (a)			(2)%			(2)%
Adjusted revenues (Non-GAAP)			(2)%			(5)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation, resulted in an increase to revenues of $15.1 million and $33.5 million for the three and nine months ended September 30, 2025, respectively, when compared to the corresponding periods in the prior year. Beginning in the second quarter of 2025, we are no longer adjusting for the estimated impact of Argentina hyperinflation as inflation had moderated from over 200% at times over the past few years to less than 50% in the second quarter and has remained at that level since. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

In addition to the impacts from foreign currency, net of Argentina hyperinflation, for the three and nine months ended September 30, 2025 when compared to the corresponding periods in the prior year, GAAP and Adjusted revenues decreased due to a reduction in transactions originating from Iraq, which negatively impacted revenues by 1% and 3%, respectively. For both the three and nine months ended September 30, 2025, we continued to experience decreases in transactions and revenues in the North America and Latin America and the Caribbean regions of our Consumer Money Transfer segment, as further discussed below.

Operating Expenses Overview

Cost of Services

Cost of services primarily consists of agent commissions, which represented nearly 60% of total cost of services for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025, cost of services decreased compared to the corresponding periods in the prior year primarily due to decreases in agent commissions and technology expenses, partially offset by increased expenses associated with our expansion of Company-owned locations. In addition, the decrease in cost of services for the nine months ended September 30, 2025 compared to the corresponding period in the prior year was partially offset by higher consumer fraud losses, and the three and nine months ended September 30, 2024 included expenses associated with our operating expense redeployment program.

Selling, General, and Administrative

Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2025 when compared to the corresponding periods in the prior year due to a decrease in advertising costs. For the nine months ended September 30, 2025 compared to the corresponding period in the prior year, selling, general and administrative expenses also decreased due to a reduction in employee compensation, including incentive compensation, and fluctuations between the United States dollar and foreign currencies. In addition, the three and nine months ended September 30, 2024 included expenses associated with our operating expense redeployment program and impairments related to our assets in Russia.

Total Other Expense, Net

Total other expense, net increased for the three and nine months ended September 30, 2025, when compared to the corresponding periods in the prior year, primarily due to an increase in interest expense associated with our term loan facility borrowings.

Income Taxes

Our effective tax rates on pre-tax income were 16.7% and (95.2)% for the three months ended September 30, 2025 and 2024, respectively, and 18.8% and (16.5)% for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 compared to the corresponding periods in the prior year, the change in the effective tax rate was primarily due to a settlement of the IRS examination of our 2017 and 2018 federal income tax returns in the three months ended September 30, 2024, partially offset by the reorganization of our international operations, which took place during the year ended December 31, 2024, and discrete items.

On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBB”). The OBBB includes a broad range of tax reform provisions affecting businesses, and we are currently evaluating the potential impact the OBBB will have on our results of operations and business.

Earnings Per Share

During the three and nine months ended September 30, 2025, both basic and diluted earnings per share were $0.43 and $1.17, respectively. During the three and nine months ended September 30, 2024, both basic and diluted earnings per share were $0.78 and $1.61, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 17.1 million and 11.3 million for the three months ended September 30, 2025 and 2024, respectively, and 16.1 million and 11.7 million for the nine months ended September 30, 2025 and 2024, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the three and nine months ended September 30, 2025 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income, partially offset by a lower number of average shares outstanding.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer Money Transfer and Consumer Services.

During the three and nine months ended September 30, 2025 and 2024, we incurred expenses that are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results. Refer to Part I, Item 1, Financial Statements, Note 14, Segments for further discussion.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consumer Money Transfer	85%	90%	87%	91%
Consumer Services	15%	10%	13%	9%
	100%	100%	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2025	2024	% Change	2025	2024	% Change
Revenues	$878.0	$932.2	(6)%	$2,635.9	$2,859.2	(8)%
Operating income	$172.2	$188.3	(9)%	$499.2	$567.4	(12)%
Operating income margin	20%	20%		19%	20%
Key indicator:
Transactions	70.6	72.6	(3)%	212.8	214.9	(1)%

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

Transaction volume is the primary generator of revenue in our Consumer Money Transfer segment. A Consumer Money Transfer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the three and nine months ended September 30, 2025 and 2024. Where reported separately in the discussion below, Branded Digital consists of all transactions and revenue included under the definition provided above.

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

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) (“NA”)	(12)%	0%	(12)%	(8)%	(10)%	0%	(10)%	(5)%
Europe and CIS (“EU & CIS”)	8%	5%	3%	4%	6%	2%	4%	6%
Middle East, Africa, and South Asia (“MEASA”)	(12)%	1%	(13)%	3%	(21)%	0%	(21)%	0%
Latin America and the Caribbean (“LACA”)	(8)%	0%	(8)%	(7)%	(11)%	(1)%	(10)%	(6)%
Asia Pacific (“APAC”)	(8)%	(1)%	(7)%	7%	(5)%	(1)%	(4)%	9%
Total Consumer Money Transfer Segment	(6)%	1%	(7)%	(3)%	(8)%	0%	(8)%	(1)%

Branded Digital (b)	7%	1%	6%	12%	7%	0%	7%	12%

(a)
Adjusted revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior periods. LACA, total Consumer Money Transfer, and Branded Digital adjusted revenue growth also historically excluded the effect of increases in local currency revenue due to hyperinflation in Argentina. Beginning in the second quarter of 2025, we are no longer adjusting for the estimated impact of Argentina hyperinflation as inflation had moderated from over 200% at times over the past few years to less than 50% in the second quarter and has remained at that level since. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	37%	39%	38%	39%
EU & CIS	30%	27%	29%	25%
MEASA	16%	17%	16%	19%
LACA	11%	11%	11%	12%
APAC	6%	6%	6%	5%

Our consumers transferred $27.2 billion and $25.9 billion in cross-border principal for the three months ended September 30, 2025 and 2024, respectively, and $79.7 billion and $76.4 billion in cross-border principal for the nine months ended September 30, 2025 and 2024, respectively. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue decreased 6% and 8%, and transactions decreased 3% and 1% for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation in the first quarter of 2025, positively impacted revenue by 1% for the three months ended September 30, 2025 and had no impact to revenue for the nine months ended September 30, 2025, compared to the corresponding periods in the prior year.

For the three and nine months ended September 30, 2025, in our Consumer Money Transfer regions, NA revenue and transactions decreased, compared to the corresponding periods in the prior year. The region was impacted by declines in transactions sent from the United States to Mexico and within the United States, as well as broader geopolitical and macroeconomic conditions, evolving migration patterns across the Americas, a reduction in active agent locations, and price reductions. For the three and nine months ended September 30, 2025, our EU & CIS revenues increased due to growth in Spain and the U.K. For the three and nine months ended September 30, 2025, declines in MEASA revenues compared to the prior period were primarily driven by a reduction in transactions originating from Iraq due to changes in monetary policy and related central bank actions, as discussed above, as well as revenue declines in Saudi Arabia. The revenue decline in LACA was primarily driven by decreases in Ecuador, Mexico, and Brazil and was impacted by evolving migration patterns across the Americas.

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

Operating Income

Consumer Money Transfer operating income decreased for the three and nine months ended September 30, 2025 compared to the corresponding periods in the prior year due to a decrease in revenue, as discussed above, partially offset by decreases in agent commissions, advertising costs, and technology expenses. For the nine months ended September 30, 2025 compared to the corresponding period in the prior year, Consumer Money Transfer operating income also decreased due to higher consumer fraud losses, partially offset by decreases in employee compensation, including incentive compensation, and fluctuations between the United States dollar and foreign currencies.

Consumer Services

The following table sets forth Consumer Services results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues	$154.6	$103.8	49%	$406.4	$292.3	39%
Operating income	$34.0	$9.2	(a)	$92.7	$38.9	(a)
Operating income margin	22%	9%		23%	13%

(a) Calculation not meaningful.

Revenues

The following table sets forth our Consumer Services revenue results for the three and nine months ended September 30, 2025 and 2024. Consumer Services segment adjusted revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues, as reported (GAAP)	$154.6	$103.8	49%	$406.4	$292.3	39%
Foreign currency translation and Argentina hyperinflation impact (a)			0%			(8)%
Adjusted revenues (Non-GAAP)			49%			31%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation, resulted in a decrease to Consumer Services revenues of $0.4 million and an increase of $23.6 million for the three and nine months ended September 30, 2025, respectively, when compared to the corresponding periods in the prior year. Beginning in the second quarter of 2025, we are no longer adjusting for the estimated impact of Argentina hyperinflation as inflation had moderated from over 200% at times over the past few years to less than 50% in the second quarter and has remained at that level since. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

For the three and nine months ended September 30, 2025 relative to the corresponding periods in the prior year, Consumer Services GAAP and Adjusted revenues increased primarily due to revenue growth in our travel money services, including the benefit from the acquisition of Eurochange Limited, and growth in our cash-based bill payments services offered at retail locations in Argentina.

Operating Income

Consumer Services operating income for the three and nine months ended September 30, 2025 compared to the corresponding periods in the prior year was impacted by an increase in revenue, as discussed above, partially offset by an increase in expenses associated with the expansion of our travel money services.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, and our revolving credit facility (“Revolving Credit Facility”), which we increased to $1.62 billion on February 28, 2025 and which supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility.

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

Cash and Investment Securities

As of September 30, 2025 and December 31, 2024, we had Cash and cash equivalents of $947.8 million and $1,474.0 million, respectively.

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

Investment securities, net, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,449.4 million and $1,332.2 million as of September 30, 2025 and December 31, 2024, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part 1, Item 1, Financial Statements, Note 8, Settlement Assets and Obligations, for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of September 30, 2025, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities increased to $408.3 million during the nine months ended September 30, 2025, from $272.3 million in the corresponding period in the prior year. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of September 30, 2025, we had outstanding borrowings at par value of $2,599.7 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2026 to 2040.

As of September 30, 2025 and December 31, 2024, we had $800.0 million outstanding under our unsecured term loan facility (“Term Loan Facility”), and such borrowings mature on December 13, 2027. We have the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We used the proceeds from the Term Loan Facility borrowings to repay our 2.850% notes due January 2025, to reduce commercial paper balances, and for general corporate purposes.

Our Revolving Credit Facility provides for unsecured financing facilities, including a $250.0 million letter of credit subfacility and $300.0 million swing line sublimit, and allows us to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average. On February 28, 2025, we increased the aggregate revolving credit commitments to $1.62 billion. The Revolving Credit Facility matures on November 30, 2029.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.62 billion is approximately 12%. As of September 30, 2025, we had no outstanding borrowings under the facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $100.0 million of commercial paper borrowings outstanding as of September 30, 2025. Our commercial paper borrowings as of September 30, 2025 had a weighted-average annual interest rate of approximately 4.3% and a weighted-average term of approximately 1 day. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

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

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $100.7 million and $91.8 million for the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures during these periods included investments in our information technology infrastructure. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the nine months ended September 30, 2025 and 2024, 20.8 million and 13.9 million shares were repurchased for $199.7 million and $177.3 million, respectively, excluding commissions, at an average cost of $9.59 and $12.75, respectively, under the share repurchase authorizations approved by our Board of Directors, including one which expired on December 31, 2024. On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. As of September 30, 2025, $800.3 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in the first, second and third quarters of 2025, representing $230.5 million in total dividends.

Material Cash Requirements

Debt Service Requirements

Our 2025 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. Our next scheduled principal payment on our outstanding notes is in 2026. We plan to refinance this maturity through proceeds from the issuance of term debt, bonds, commercial paper, and/or our Revolving Credit Facility.

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

Other Commercial Commitments

We had approximately $115 million in outstanding letters of credit and bank guarantees as of September 30, 2025 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of September 30, 2025, our total amount of unrecognized income tax benefits was $60.9 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of the settlement of such liabilities are affected by factors which are variable and outside our control.

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

As of September 30, 2025, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $1 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of September 30, 2025 of approximately $2.3 billion. Approximately $0.9 billion of these assets bear interest at floating rates. These assets primarily include cash in banks and money market investments and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of September 30, 2025, borrowings of $800 million under our Term Loan Facility were subject to floating interest rates. The interest on these borrowings was calculated using a selected SOFR plus an interest rate margin. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of September 30, 2025, there were $100 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of September 30, 2025, our weighted-average effective rate on total borrowings was approximately 4.4%.

At September 30, 2025, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $9 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2025 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $9 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to non-credit losses directly from consumer transactions, particularly through our digital channels, where transactions are originated through means other than cash and are therefore subject to “chargebacks,” insufficient funds or other collection impediments, such as fraud.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2025, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 27, 2025

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2025:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share (c)	Plans or Programs (b)	Programs (in millions)
July 1 - 31	2,060,997	$8.41	2,045,362	$833.1
August 1 - 31	2,025,729	$8.32	1,972,373	$816.7
September 1 - 30	1,973,806	$8.34	1,963,500	$800.3
Total	6,060,532	$8.36	5,981,235

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on stock awards that have vested.
(b)
On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date, of which $800.3 million remained available as of September 30, 2025. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.
(c)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

See Exhibit Index for documents filed or furnished herewith and incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 10, 2025, among The Western Union Company, International Money Express, Inc., and Ivey Merger Sub, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 14, 2025 and incorporated herein by reference thereto)*

10.1	The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated on April 1, 2025**

10.2	The Western Union Company Supplemental Incentive Savings Plan Adoption Agreement, as Amended and Restated on April 1, 2025**

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

** Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Western Union Company (Registrant)

Date: October 27, 2025	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2025	By:	/s/ Matt Cagwin
Matt Cagwin
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2025	By:	/s/ Barry D. Cooper
Barry D. Cooper
Chief Accounting Officer and Controller (Principal Accounting Officer)