Form 10-K
period 2025-12-31
Western Union CO
filed 2026-02-20
CIK 1365135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the closing sale price of $8.42 of the common stock as reported on the New York Stock Exchange.

As of February 13, 2026, 313,454,809 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2026 annual meeting of stockholders are incorporated into Part III of this Annual Report on Form 10‑K.

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

As we continue to seek to meet the needs of our customers for fast, reliable, and convenient global money movement and payment services while focusing on regulatory compliance, we are also working to go beyond these services by providing consumers and our business clients with access to an expanding portfolio of financial services and to increase the ways our services can be accessed, including through the launch of our digital wallet in certain countries.

Our business strategy centers on leveraging our global retail network and growing digital platforms to provide cross‑border money movement and related financial services to customers worldwide, while increasingly operating as a digital‑first company. Building on our traditional strength in consumer remittances, we are focused on expanding higher‑growth digital channels alongside our physical agent locations to create a two‑sided global financial services network. In November 2025, we announced our “Beyond” strategy, in which we intend to serve customers by broadening our consumer services offerings and modernizing our payments infrastructure. This strategy emphasizes technology‑led innovation, including expansion of digital wallets, consumer financial services, and a digital asset network supported by a U.S. dollar‑denominated stablecoin initiative.

On August 10, 2025, we entered into an agreement to purchase the entire share capital of International Money Express, Inc. (NASDAQ: IMXI) (“Intermex”) for approximately $500 million in cash. This transaction is expected to close in the second quarter of 2026, subject to the satisfaction of customary closing conditions, including receipt of remaining regulatory approvals. Intermex is a leading omnichannel money transfer provider, focused primarily on the United States (“U.S.”) to Latin America and the Caribbean corridors, through a network of agent retail locations, Intermex-operated stores, its mobile app, and websites.

On October 28, 2025, we announced plans to launch the U.S. Dollar Payment Token (“USDPTTM”). USDPT will be a U.S. dollar-backed stablecoin that will be issued on the Solana blockchain by Anchorage Digital Bank, N.A., a national trust bank. We anticipate that Anchorage Digital Bank will be issuing USDPT in conformity with the requirements of the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”). We plan for users to be able to buy and sell USDPT through licensed cryptocurrency exchanges, which is expected to allow broad accessibility and ease of use. We also expect to offer a credit card to consumers that is funded and secured by USDPT, and we plan to utilize USDPT to facilitate high-speed payments between Western Union and its agents. We anticipate that USDPT will be issued and available in licensed cryptocurrency exchanges during the first half of 2026. In October 2025, we also announced an innovative Digital Asset Network, which would permit licensed cryptocurrency exchanges to integrate Western Union money transfer services into their consumer mobile apps. This would permit customers of the exchanges to receive cash payouts in fiat currency at a Western Union location. Both the USDPT and Digital Asset Network initiatives are designed to expand the ways we move money for customers, agents, and partners.

Our Segments

We manage our business around the consumers and businesses we serve and the types of services we offer. We operate through two segments: Consumer Money Transfer and Consumer Services.

Our Consumer Money Transfer service enables people to use our well-recognized brands to send money around the world, usually within minutes. We believe that brand strength, reach of our global network, convenience, reliability, and value have been important to our business. As of December 31, 2025, our global network included agent locations in more than 200 countries and territories and many Western Union branded websites. Each location in our agent network is capable of facilitating a consumer’s use of one or more of our services, with the significant majority offering a Western Union branded service. As of December 31, 2025, approximately 360,000 of our locations had conducted money transfer activity in the previous 12 months.

Our Consumer Services segment includes our bill payment services, money order services, travel money services, check acceptance services, media network, prepaid cards, lending partnerships, and digital wallets.

The table below presents the components of our consolidated revenue:

	Year Ended December 31,
	2025	2024	2023
Consumer Money Transfer	87%	90%	92%
Consumer Services	13%	10%	7%
Business Solutions(a)	—	—	1%
	100%	100%	100%

(a)
On August 4, 2021, we entered into an agreement to sell our Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC, and the final closing for this transaction occurred on July 1, 2023. Accordingly, we no longer report Business Solutions as a separate segment.

Consumer Money Transfer

Money transfers from one consumer to another are the core of our business, representing 87% of our total consolidated revenues for 2025. A substantial majority of these transfers were cross-border transactions. Our money transfer service is mainly conducted through our retail agent locations and locations we operate worldwide but also includes our websites and mobile applications and our third-party digital partners’ websites and mobile applications marketed under our brands (“Branded Digital”). This segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. By means of common processes and systems, these regions, including Branded Digital, create one interconnected global network for consumer transactions, thereby constituting one Consumer Money Transfer business and one operating segment.

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

In a typical money transfer transaction, a consumer provides information, either at one of our agent or subagent locations or online, specifying, among other things, the name and other identifying information regarding the recipient and the principal amount of the transfer. The consumer also provides funds for the transaction, including the fee determined and set by us. Certain of these processes are streamlined for consumers who participate in our loyalty programs or are registered Branded Digital customers. This information is entered into our money transfer system, and the funds are made available for pick-up by the recipient within our system, usually within minutes, in the country or territory specified by the consumer, or paid into the designated account of the recipient. Consumers then receive a unique identifying number assigned by our system, which the consumer must communicate to the recipient in order to obtain a payout in cash. In this situation, the recipient generally enters an agent location in the designated receiving country or territory, presents the unique identifying number and identification, where applicable, and is paid the transferred amount by our agent based on the information in our system. Recipients generally do not pay a fee. However, in limited circumstances, a tax may be imposed by the local government on the receipt of the money transfer, or a fee may be charged by the recipient’s institution related to the use of an account.

In a retail transaction, we generally pay our agents a commission based on a percentage of revenue. A commission is usually paid to both the agent that initiated the transaction, the “send agent,” and the agent that paid the transaction, the “receive agent.” For most agents, the costs of providing the physical infrastructure and staff are typically already covered by the agent’s primary business (e.g., postal services, banking, check acceptance, travel, and retail businesses). Western Union’s global reach and large consumer base allow us to attract agents we believe to be well-positioned to deliver our services. In a Branded Digital transaction, we typically pay a credit card processor or bank a fee for collecting the principal, and we are also responsible for losses from chargebacks and fraud, in addition to commissions owed to the receive agent in the event of cash payout.

Services

We offer money transfer services in more than 200 countries and territories, with a number of options for sending funds that provide consumers convenience and choice, through both our retail and digital money transfer channels.

•
Retail - The majority of our remittances constitute retail transactions in which payment is collected at an agent or Company-operated location and is available for pick-up at another location, usually within minutes, or paid directly into the recipient's account. We offer a variety of methods for consumers to initiate transactions. In select markets, consumers may stage a transaction either online or using a mobile device and subsequently pay for the transaction at one of our agent or Company-operated locations. Additionally, in certain agent locations, consumers can enter a transaction at a self-service kiosk and subsequently pay for the transaction at the counter of the location.
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

We also provide several options for the receipt of funds. At our retail agent and Company-operated locations, consumers generally receive payments in cash. However, in certain countries, our retail agents may also issue a money order or check or provide payout through an ATM. Funds can also be directed to a bank account in many countries, by either the sender or receiver, and in more limited circumstances, can be paid into or directed to a mobile wallet, a stored-value card, or debit card.

Distribution and Marketing Channels

We offer our Consumer Money Transfer services around the world primarily through our global network of agents and subagents in most countries and territories, with approximately 90% of our locations being located outside the United States. Our agents facilitate the global distribution and convenience associated with our brands, which in turn helps create demand for our services and helps us to recruit and retain agents. Western Union agents include large networks such as post offices, banks, and retailers, and other established organizations as well as smaller independent retail locations, which typically provide other consumer products and services. Many of our agents have multiple locations. Our agents know the markets they serve and leverage this local knowledge to develop business plans for their markets. In some regions, our agents contribute financial resources to, or otherwise support, our efforts to market our services. Many agents operate in locations that are open outside of traditional banking hours, for example, on nights and weekends. Our top 40 agents and partners globally have been with us for more than 20 years, on average, and in 2025, these long-standing relationships accounted for transactions that generated approximately 50% of our Consumer Money Transfer revenue. No individual agent or partner accounted for greater than 10% of the segment’s revenue during any of the periods presented.

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

We have expanded the number of our Company-operated locations and our agent “concept stores,” in which we partner with agents who have demonstrated high-quality customer service and expertise in serving particular geographies or corridors. We believe that our Company-operated locations and concept stores allow us to better control the customer experience, test new products and services, and acquire customers for our digital services at a lower cost.

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

We are seeing increased competition from, and increased market acceptance of, electronic, mobile, and internet-based money transfer services as well as digital currencies, including cryptocurrencies. These advances are enabling new entrants, many of which depart from traditional money transfer and remittance models. In certain countries, the evolving regulatory landscape is creating local networks or enabling additional competition. We believe this shift in consumer preference will continue, resulting in an increasing proportion of remittances being sent through digital means in the future.

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
•
Digital channels - Digital service providers, including certain payment providers, allow consumers to send and receive money or value digitally using the internet or through mobile devices. Digital channels also include digital wallets, digital currencies, including cryptocurrencies, cryptocurrency exchanges, and social media and other predominantly communication or commerce-oriented platforms that offer money transfer services.
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

Consumer Services

Consumer Services primarily consists of our bill payment services in Argentina and the United States, our money order services, and our travel money services. Also included are our check acceptance services, media network, prepaid cards, lending partnerships, and the non-money transfer aspects of our consumer ecosystem, such as our digital wallets, which allow consumers in certain countries to load and spend funds. Consumer Services revenue represented 13% of our total consolidated revenues for 2025.

Our bill payment services provide fast and convenient options for consumers, businesses, and other organizations to make payments, including to utilities, auto finance companies, mortgage servicers, financial service providers, and government agencies. Generally, these bill payment services are initiated by consumers making a payment at an agent or Company-operated location or through westernunion.com. We believe our business partners, who receive payments through our services, benefit from their relationship with Western Union, as it provides them with real-time or near real-time posting of their customers’ payments. In many circumstances, our relationships with business partners also provide them with an additional source of income and reduce their expenses for handling of payments. Revenue from our bill payment services is derived primarily from transaction fees paid by customers and billers.

Consumers use our money orders for making purchases, paying bills, and as an alternative to checks. We derive investment income from interest generated on our money order settlement assets, which are primarily held in United States state and municipal debt securities.

In our travel money services, we provide consumers with access to exchange currencies at our retail locations, earning revenues for the difference between the exchange rate we set to the consumer and the rate at which we acquired the currency. In our media network, we earn revenues by reaching consumers with relevant offers and brand messages, in retail locations, on our websites and mobile applications, or on third-party sites. For non-money transfer aspects of our consumer ecosystem, we derive income primarily from transaction fees and contractual relationships with partners such as the issuing bank for Western Union-branded prepaid cards.

Intellectual Property

The Western Union trademarks and service marks and the Company’s Black & Yellow trade dress are used and/or registered worldwide and are material to our Company. We offer money transfer services under the Western Union®, Vigo®, and Orlandi Valuta® brands. We also provide various payment and other services under many brands and product names, including Eurochange®, Pago Fácil®, Quick Collect®, Quick PaySM, and Quick Cash® and are planning to launch USDPTTM, a new U.S. dollar-backed stablecoin that we anticipate will be issued on the Solana blockchain by Anchorage Digital Bank, N.A., a national trust bank, during the first half of 2026. Our operating results have allowed us to invest significantly each year to support our brands, and in some regions, our agents have also contributed financial resources to assist with marketing our services. Additionally, we own patents and patent applications covering various aspects of our products and services, covering a range of technologies, including those related to money transfer, compliance analytics, fraud prevention, and mobile applications.

Regulation

Our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states, many localities, and many other countries and jurisdictions, including the European Union (“EU”). These include increasingly strict legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, drug trafficking, human trafficking, and other illicit activity. These also include laws and regulations regarding financial services, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, digital currencies, stablecoins, and crypto assets, credit and debit cards, electronic payments, unclaimed property, the regulation of competition, consumer privacy, data protection, and information security. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the suspension or revocation of a license or registration required to provide money transfer or payment services, the limitation, suspension, or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

Money Transfer and Payment Instrument Licensing and Regulation

Most of our services are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act in the United States, as amended (collectively, the “BSA”), and similar laws and regulations in the United States and abroad. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about consumers who use their services and maintain other transaction records. In addition to United States federal laws and regulations, many other countries and states impose similar and, in some cases, more stringent requirements. These requirements may also apply to our agents and their subagents. In addition, the United States Department of the Treasury has interpreted the BSA to require money transfer companies to conduct due diligence into and risk-based monitoring of their agents and subagents inside and outside the United States, and certain states in the U.S. also require money transfer companies to conduct similar due diligence reviews. Compliance with anti-money laundering laws and regulations continues to be a focus of regulatory attention, with recent settlement agreements having been reached with several large financial institutions.

Economic and trade sanctions programs administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified foreign nationals, as well as with certain individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations. We provide limited money transfer and payment services to parties in certain regions of Ukraine as well as certain sanctioned parties we are legally authorized to interact with in strict accordance with United States laws authorizing such services, and pursuant to and as authorized by advisory opinions of, or specific or general licenses issued by, OFAC.

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

These licensing laws also cover matters such as government approval of controlling shareholders and senior management of our licensed entities, regulatory approval of agents and in some instances their locations, consumer disclosures, and the filing of periodic reports by the licensee, and they may require the licensee to demonstrate and maintain certain net worth levels. Many U.S. states also require money transfer providers and their agents to comply with federal and/or state anti-money laundering laws and regulations. There are different shareholding thresholds that may require prior regulatory approval in connection with certain licenses our subsidiaries hold in the United States and outside of the United States. As such, any person who intends to acquire 10% or more of the total equity interest of our Company may be required to obtain prior approval from (or rebut the presumption that such person will become a controlling shareholder with) one or more of our regulators. In addition, certain of our licensed entities are required to make prior notification and seek prior approval from our regulators when certain shareholding thresholds are exceeded. We must also make certain notifications and seek regulatory approvals in connection with the acquisition of other companies that offer regulated financial services.

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

Under our PSD2 license and local EU member states’ implementing legislation and associated regulatory supervisory powers, guidelines, and regulatory technical standards, we are responsible for the regulatory compliance of our agents and their subagents. We are also subject to requirements such as capital and safeguarding rules, certain consumer protection requirements, information technology, and operational security risk management requirements, outsourcing oversight requirements, and periodic regulatory examinations similar to those in the United States. These rules have resulted in increased compliance and agent monitoring costs, regulatory guidelines and associated supervision, and increased competition across the payments industry as a result of the entry of many new payment service providers. We continue to monitor the impact on our business of PSD2 and associated regulatory guidelines and technical standards, including indicators of changes in the payment services market such as competition from new payment and electronic money license authorizations, including those by multinational online service and technology companies, and we are also monitoring the expected impact of the Third Payment Services Directive (“PSD3”), which will replace PSD2 but has not yet been brought into effect.

Our European Union digital money transfer business is managed through our Austrian banking subsidiary, which is regulated by the Austrian Financial Market Authority under the Austrian Banking Act. Its digital money transfer, digital wallet, and corporate banking services are subject to payment services regulated under PSD2 and local implementing legislation. We also have a payment institution which is authorized by the Financial Conduct Authority (“FCA”) to conduct retail and digital money transfer services in the United Kingdom (“UK”). In addition, we have a subsidiary that operates under a banking license in Brazil, and we offer digital wallet offerings through our own licenses and external partnerships.

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

Activities involving digital currencies and stablecoins may fall within the jurisdiction of more than one financial regulator and various courts, and such laws and regulations are rapidly evolving and increasing in scope. In July 2025, the United States government passed the GENIUS Act, which establishes the first federal regulatory framework for payment stablecoins in the United States and clarifies that payment stablecoins are not securities. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) has passed the U.S. House of Representatives and is currently under consideration in the U.S. Senate. If passed in its current form, the CLARITY Act would grant the CFTC jurisdiction and regulatory authority with respect to “digital commodities,” including by establishing new registration requirements for digital commodity exchanges, brokers, and dealers. In addition, the CLARITY Act would amend the Commodity Exchange Act to incorporate “digital commodities” into various aspects of the CFTC’s existing jurisdiction and the regulations promulgated thereunder. If passed, the CLARITY Act could impose additional regulatory requirements on companies holding digital assets as well as their asset managers. Similarly, the European Union has adopted its own legal framework for crypto and digital assets. Many other countries, including the U.K., Japan, United Arab Emirates, Hong Kong and Singapore, are at varying stages of adopting stablecoin and digital assets-related regulatory frameworks. The evolving and differing regulatory approaches of multiple regulators in this space could make it more complex and costly to provide our services in these jurisdictions.

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

In addition, various jurisdictions in and outside the United States have consumer protection laws and regulations, and numerous governmental agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve globally, and new or enhanced consumer protection laws and regulations may be adopted. Governmental agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating their efforts to protect consumers. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects on our business.

Derivatives Regulations

Rules adopted under the Dodd-Frank Act by the Commodity Futures Trading Commission (the “CFTC”), as well as the provisions of the European Market Infrastructure Regulation (“EMIR”), as amended, and its technical standards, which are directly applicable in the member states of the EU and in the UK, have subjected certain foreign exchange hedging transactions, including certain intercompany hedging transactions and certain of the corporate interest rate hedging transactions we may enter into in the future, to reporting, recordkeeping, and other requirements. Additionally, certain of the corporate interest rate hedging transactions and foreign exchange derivatives transactions we may enter into in the future may be subject to centralized clearing requirements or may be subject to margin requirements in the United States, the EU, and the UK. Other jurisdictions outside of the United States, the EU, and the UK, have implemented, are implementing, or may implement regulations similar to those described above. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements and increased regulation of derivatives contracts, will likely result in additional costs or impact the way we conduct any hedging activities.

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

In connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and other legal obligations and requests, we make certain personal information available to certain United States federal, state, and foreign government agencies. In recent years, we have experienced data sharing requests by these agencies, including in connection with efforts to combat money laundering, terrorist financing, fraud, drug trafficking, and human trafficking. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory and law enforcement goals, and the protection of the individual’s right to privacy, may conflict or otherwise present challenges, and the law in these areas is not consistent or settled. The legal, political, and business environments in these areas are rapidly changing, and legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage.

For further discussion of risks related to current and proposed data privacy and security laws and regulations, see Part I, Item 1A, Risk Factors - “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our results of operations and financial condition.”

Other

Some of our services are subject to card association rules and regulations. For example, an independent standards-setting organization, the Payment Card Industry (“PCI”) Security Standards Council, developed a set of comprehensive requirements concerning payment card account security through the transaction process, called the Payment Card Industry Data Security Standard (“PCI DSS”). All merchants and service providers that store, process, and transmit payment card data are required to comply with PCI DSS as a condition to accepting credit cards. We are subject to annual reviews to ensure compliance with PCI regulations worldwide and are subject to fines if we are found to be non-compliant.

Human Capital Management

Our People

As of December 31, 2025, our businesses employed approximately 9,600 individuals, of which approximately 1,600 employees are located inside the United States. Our employees span more than 50 countries.

Attracting, Developing, and Engaging Employees

Our human capital strategy is focused on attracting, developing, and retaining employees with skills that are critical to our business strategy, including expertise in technology, cloud, data architecture, cybersecurity, payment systems, and other areas. As a global company operating in more than 200 countries and territories, we are focused on recruiting high-caliber talent that possess a wide range of skills and experiences. We aim to create a strong culture of engagement to support retention and career growth and recognize the strategic importance of engagement in our workforce and in our talent management practices.

We support employee development through a combination of training programs, on-the-job learning, coaching and mentoring, and leadership development opportunities. As part of our commitment to a culture of ethics and compliance, all employees receive mandatory trainings related to compliance, ethics, privacy, and information security.

We regularly assess employee engagement through surveys and other employee feedback programs. We use these insights to inform our leadership practices, identify our strengths and areas of opportunity, and ensure that our employees are informed, feel that their concerns are heard, and are empowered to make decisions. Additionally, our site leader program is an important tool to develop key leaders around the globe delivering consistent messages about our strategy, our values and behaviors, and our customers, while building a deep sense of engagement among our employees.

Compensation, Benefits, and Wellness

Our compensation programs are designed to motivate, retain, and reward our employees and align performance with our business strategy, stockholder interests, and Company values. To guide our annual compensation processes, we examine and benchmark market data for countries where we operate, as available data allows.

We strive to achieve equal pay for equal work and we regularly review and update our compensation practices. We also offer employees multiple channels to raise pay concerns, such as our human resources team, ethics helpline, and legal department.

Our benefits packages are designed to support the health, well-being, and financial security of our employees and their families. Our benefits packages may vary by country based on local laws, cultural norms, and market practices. Benefits available to full-time employees generally include health coverage, insurance benefits, paid leave, and various employee and educational assistance programs designed to support employee wellness and work-life balance.

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

Information About our Executive Officers

Our executive officers consist of the individuals listed below:

Name	Age	Position
Devin McGranahan	56	President, Chief Executive Officer, and Director
Matt Cagwin	51	Executive Vice President, Chief Financial Officer
Benjamin Adams	54	Executive Vice President, Chief Legal Officer
Giovanni Angelini	56	President, Europe, Africa, and MEPA
Cherie Axelrod	60	Executive Vice President, Chief Risk and Compliance Officer
Ben Hawksworth	49	Executive Vice President, Chief Operating Officer

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

Ben Hawksworth is our Executive Vice President, Chief Operating Officer (from July 2025). Mr. Hawksworth previously served as the Company's Chief Technology Officer from 2023 to 2025. Prior to joining the Company, he was Chief Technology and Product Officer at Prog Holdings, Inc., a fintech holding company, from 2018 to 2022. From 2015 to 2018, Mr. Hawksworth served as Senior Vice President and Chief Information Officer, Global Business Solutions for First Data Corporation and, prior to 2015, held various senior technology positions at Vantiv and Fifth Third Bank, including Vice President of Payments Platform and Software Engineering, Senior Vice President, Information Technology, and Vice President of Information Technology.

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
•
We face credit, liquidity, and fraud risks from our agents, consumers, businesses, and third-party processors, including in connection with check acceptance and processing services.
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

The global economy has experienced in recent years, and may experience, downturns, volatility, and disruption, and we face certain risks relating to such events, including:

•
Demand for our services could soften, including due to low consumer confidence, high unemployment, high inflation, changes in foreign exchange rates, remittance taxes, changes in monetary policy, reduced global trade, including from trade disruptions, trade restrictions, or tariffs, or other events, such as civil unrest, war, terrorism, and natural disasters, including those related to climate change, public health emergencies or epidemics.
•
Our Consumer Money Transfer business relies in large part on migration, which often brings workers to countries with greater economic opportunities than those available in their native countries. A significant portion of money transfers are sent by international migrants. Migration is affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws and their enforcement, including deportations, restrictions on immigration and travel, and political or other events (such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics) that would make it more difficult for workers to migrate or work abroad. Changes to these factors could adversely affect our remittance volume and could have an adverse effect on our business, financial condition, results of operations, and cash flows.
•
Many of our consumers work in industries that may be impacted by deteriorating economic conditions more quickly or significantly than other industries. The prospect of reduced job opportunities, especially in the retail, healthcare, construction, hospitality, agriculture, and technology industries, or weakness in regional economies could adversely affect the number of money transfer transactions, the principal amounts transferred, and correspondingly our results of operations. If general market softness in the economies of countries important to migrant workers occurs, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline, if the amount of money that consumers send per transaction declines, or if migration patterns shift due to weak or deteriorating economic conditions or immigration laws and their enforcement, including deportations, our financial condition, results of operations, and cash flows may be adversely affected.
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
•
We may be unable to refinance our existing indebtedness on favorable terms, as such amounts become due, or we may have to refinance or obtain new financing on unfavorable terms, which could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt or tax obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other purposes.
•
Our revolving credit facility with a consortium of banks is one source for funding liquidity needs and also backs our commercial paper program. If any of the banks participating in our credit facility fail to fulfill their lending commitment to us, our short-term liquidity and ability to support borrowings under our commercial paper program could be adversely affected.
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

As noted below under risk factor “Risks related to foreign currency exposure could adversely affect our business, financial condition, results of operations, and cash flows,” many of our agents outside the United States are national post offices. These entities are often governmental organizations that may enjoy special privileges or protections that could allow them to develop their own money transfer businesses. International postal organizations could agree to establish a money transfer network among themselves. Due to the size of these organizations and the number of locations they have, any such network could represent significant competition to us.

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

A number of factors could adversely affect customer confidence in our business, or in consumer money transfer and payment service providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•
changes or proposed changes in laws or regulations, or regulator or judicial interpretation thereof, that have the effect of making it more difficult or less desirable to transfer money using consumer money transfer and payment service providers, including additional consumer due diligence, identification, proof of legal residence, reporting, and recordkeeping requirements;
•
the quality of our services and our customer experience, and our ability to meet evolving customer needs and preferences;
•
failure of our agents, their subagents, our vendors, or other partners to deliver services in accordance with our requirements;
•
reputational concerns resulting from actual or perceived events, including those related to fraud, consumer protection, data breaches, inappropriate use of personal data, or other matters;
•
actions by federal, state, or foreign regulators that interfere with our ability to transfer consumers’ money reliably, for example, attempts to seize money transfer funds, or limit our ability to or prohibit us from transferring money in certain corridors;
•
federal, state, or foreign legal requirements, including those that require us to provide consumer or transaction data either pursuant to requirements under our consent agreements or other requirements or to a greater extent than is currently required;

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

Changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enter into or maintain our exclusive arrangements with our current and prospective agents. See risk factor “Regulatory initiatives and changes in laws, regulations, industry practices and standards, and third-party policies affecting us, our agents, or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. In addition, certain of our agents and subagents have refused to enter into exclusive arrangements in recent years. The inability to enter into exclusive arrangements or to maintain our exclusive rights in agent contracts in certain situations could adversely affect our business, financial condition, results of operations, and cash flows by, for example, allowing competitors to benefit from the goodwill associated with the Western Union brand at our agent locations.

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

Our industry is subject to rapid and significant technological changes, with the constant introduction of new and enhanced products and services and evolving industry and regulatory standards and consumer needs and preferences. Our ability to enhance our current products and services and introduce new products and services that address these changes has a significant impact on our ability to be successful. We actively seek to respond in a timely manner to changes in customer (both consumer and business) and agent needs and preferences, technology advances, such as artificial intelligence (“AI”) and machine learning, and new and enhanced products and services such as technology-based money transfer and payment services, including internet, digital wallet, other mobile money transfer services, and digital currencies, including cryptocurrencies. Failure to respond timely and well to these challenges could adversely impact our business, financial condition, results of operations, and cash flows. Further, even if we respond well to these challenges, the business and financial models offered by many of these alternative, more technology-reliant means of money transfer and electronic payment solutions may be less advantageous to us than our traditional cash/agent model or our current electronic money transfer model.

Risks related to foreign currency exposure could adversely affect our business, financial condition, results of operations, and cash flows.

A substantial portion of our revenue is generated in currencies other than the United States dollar. As a result, we are subject to risks associated with changes in the value of our revenues and net monetary assets denominated in foreign currencies. For example, a considerable portion of our revenue is generated in the euro. In an environment of a rising United States dollar relative to the euro, the value of our euro-denominated revenue, operating income, and net monetary assets would be reduced when translated into United States dollars for inclusion in our financial statements. Some of these adverse financial effects may be partially mitigated by foreign currency hedging activities. In an environment of a declining United States dollar relative to the euro, some of the translation benefits on our reported financial results could be limited by the impact of foreign currency hedging activities. We are also subject to changes in the value of other foreign currencies.

We operate in almost all developing markets throughout the world. In many of these markets, our foreign currency exposure is limited because most transactions are receive transactions, and we currently reimburse the significant majority of our agents and disbursement partners in United States dollars, Mexican pesos, or euros for the payment of these transactions. However, in certain of these developing markets, we settle transactions in local currencies and generate revenue from send transactions. Our exposure to foreign currency fluctuations in those markets is increased, as these fluctuations impact our revenues and operating income.

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

Legal restrictions, political and economic instability, and infrastructure limitations in certain countries could limit or disrupt our money transfer and payment services and adversely affect our business.

Money transfers and payments to, from, within, or between particular countries may be limited or prohibited by law. At times in the past, we have been required to cease operations in particular countries due to political uncertainties, global conflicts or government restrictions imposed by foreign governments or the United States. Occasionally agents or their subagents have been required by their regulators to cease offering our services; see risk factor “Regulatory initiatives and changes in laws, regulations, industry practices and standards, and third-party policies affecting us, our agents, or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity” below. Additionally, economic or political instability, armed conflicts, or natural disasters may make money transfers to, from, within, or between particular countries difficult or impossible, such as when banks are closed, when currency devaluation makes exchange rates difficult to manage, or when natural disasters or civil unrest makes access to agent locations unsafe. These risks could negatively impact our ability to offer our services, to make payments to or receive payments from international agents or our subsidiaries, or to recoup funds that have been advanced to international agents or are held by our subsidiaries, and as a result could adversely affect our business, financial condition, results of operations, and cash flows. In addition, the general state of telecommunications and infrastructure in some lesser developed countries, including countries where we have a large number of transactions, creates operational risks for us and our agents that generally are not present in our operations in the United States and other more developed countries.

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

The majority of our Consumer Money Transfer activity and our bill payment and money order activity is conducted through agents that provide our services to consumers at their retail locations. These agents sell our services, collect funds from consumers, and are required to pay the proceeds from these transactions to us. As a result, we have credit exposure to our agents. In some countries, our agent networks include master agents that establish subagent relationships; these agents must collect funds from their subagents in order to pay us. We are generally not insured against credit losses, except in certain circumstances related to agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud, or otherwise fails to pay money order, money transfer, or payment services proceeds to us, we must nonetheless pay the money order or complete the money transfer or payment services on behalf of the consumer. In addition, in our check acceptance services, we are also exposed to losses, including from fraudulent checks and non-sufficient funds in customer accounts.

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

Risks Relating to Cybersecurity, Third-Party Vendors, and Artificial Intelligence

Breaches of our information security safeguards could adversely affect our ability to operate and could damage our reputation and adversely affect our business, financial condition, results of operations, and cash flows.

As part of our business, we collect, transfer, and retain confidential and personal information about consumers, business customer representatives, employees, applicants, agents and other individuals. With our services being offered in more than 200 countries and territories, these activities are subject to laws and regulations in the United States and many other jurisdictions; see risk factor “Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our results of operations and financial condition” below. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions in which we operate and may impact our business operations, are designed to protect the privacy and security of personal information, to prevent that information from being inappropriately accessed, used, or disclosed, and to protect financial services providers and other regulated entities and their customers, as well as information technology systems, from cyber attacks. Hackers, employees acting contrary to our policies, or others could circumvent the administrative, technical, and physical safeguards we have designed to comply with applicable legal requirements and may improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, as well as improperly access, obtain, misuse, or disclose sensitive business information or personal information about our consumers, business customer representatives, employees, applicants, agents, or others. It is also possible that any of our third-party service providers or agents could experience a cybersecurity incident or intentionally or inadvertently use, disclose, or make available sensitive business or personal information to unauthorized parties in violation of law or their contract with us. In addition, we may rely on third-party issuers, custodians, wallet providers, or other service providers in connection with the issuance, custody, or transfer of digital assets, including stablecoins issued by third parties. These third parties may be subject to cybersecurity breaches, operational failures, insolvency, or other disruptions that could result in the theft, loss, or misappropriation of such digital assets. Because transactions involving digital assets are generally irreversible, any digital assets that are lost or stolen as a result of such events may not be recoverable. Any failure or compromise involving these third-party arrangements could adversely affect our business, financial condition, results of operations, and reputation, and could expose us to litigation or regulatory scrutiny. Such risk of a third-party service provider or agent’s cybersecurity or other data incident is significant as much of our data and our customers’ data is collected and stored by our agents and other third parties, including providers of cloud-based software services. Security incidents have the potential to impose material costs on the Company, and despite measures that the Company takes to prevent and mitigate such incidents, there can be no assurance that security incidents will not occur in the future. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or to detect for significant periods of time. Additionally, transactions undertaken through our websites or other digital channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of sensitive business information or the personal information of consumers, business customer representatives, employees, applicants, agents, or other individuals, could result in material costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, damage our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

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

We and our vendors have been, and continue to be, the subject of cyber attacks, including distributed denial of service and ransomware attacks. These attackers and attacks are increasingly sophisticated and primarily aimed at either interrupting our business or exploiting information security vulnerabilities, both of which expose us to financial losses. Additionally, advances in AI and machine learning may enable increasingly sophisticated, automated, and difficult-to-detect fraudulent activity, which could outpace our fraud prevention and detection capabilities and increase fraud losses. Historically, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material interruption to our business, strategy, results of operations, or financial condition. There can be no assurance that such attacks will not have a material adverse impact on the Company in the future. The safeguards we have designed to help prevent future security incidents, systems disruptions, and misappropriation of confidential or proprietary data and to comply with applicable legal requirements may not be successful, and we may experience material security incidents, disruptions, or other problems in the future. For more information on our policies and procedures surrounding cybersecurity, see Part I, Item 1C, Cybersecurity.

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

Our growing reliance on artificial intelligence for transaction monitoring, fraud detection, and identity verification exposes us to increased regulatory scrutiny, operational risks, and potential disruptions in cross-border funds transfers, including the risk of theft of proprietary, confidential or personal information.

As a money transmitter, we process substantial volumes of transactions across multiple jurisdictions. The expanding application of AI, machine learning, and large language models to automate and optimize our operations—including AML/CFT (Anti-Money Laundering and Counter-Financing of Terrorism, together “AML”) and KYC screening—introduces additional risks. For example, the use of AI in detecting "suspicious activity" attracts significant attention and scrutiny from global financial regulators. Issues such as flawed algorithms, biased data, or model validation failures that prevent accurate identification of suspicious patterns may result in regulatory enforcement actions, significant fines, loss of money transmitter licenses, or the appointment of a regulatory monitor. The regulatory framework for AI continues to evolve, and as new requirements are introduced—such as the EU’s AI Act and the Colorado AI Act—developers and users of AI models must allocate significant resources to navigate complex and sometimes inconsistent legal requirements. Furthermore, if we are unable to sufficiently demonstrate the logic behind an AI-driven decision to block transactions or offboard customers, we may be deemed in violation of transparency and fairness requirements and subject to regulatory action, including significant fines. Additionally, our competitors may successfully advance their AI technology to enhance their operational efficiency, potentially placing us at a competitive disadvantage. These risks could adversely affect our business, financial condition, and results of operations.

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
integrating the acquired technologies;
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

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. For example, on July 1, 2023, we completed the sale of our Business Solutions business. Divestitures involve risks, including difficulties in the separation of operations, services, products, and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees, and the retention of uncertain contingent liabilities related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We may not realize the anticipated benefits from the introduction of new business services, and we may experience disruptions in our Company and our workforce as a result of attempting these initiatives.

Our strategy includes the regular introduction of new products and services in order to meet the evolving needs of our customers. However, there are several risks associated with the development and implementation of new products and services that could adversely affect our business, financial condition, and results of operations. The process of developing new products and services or enhancing our existing products and services is complex, costly, and uncertain. These product and service introductions carry the risks associated with any development effort, including cost overruns, delays in delivery, and performance problems. In addition, the new products and services offered may not be adopted by customers.

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

Over the past few years, we have been engaged in restructuring actions and activities associated with business transformation, productivity improvement initiatives, and expense reduction measures. For example, in November 2025, we announced an incremental cost efficiency program which aims to generate savings by using technology to reduce account payout costs and fraud losses, further improving productivity in our call centers, rationalizing technology platforms and back-office operations, as well as realizing synergies associated with the Intermex acquisition. There can be no assurance that the increased operational effectiveness, productivity, and other anticipated benefits will be realized, and the investment and costs to implement such strategic initiatives may be greater than expected. In addition, these initiatives have resulted and will likely result in the loss of personnel, some of whom may support significant systems or operations, and may make it more difficult to attract and retain key personnel, any of which could negatively impact our results of operations. Consequently, these initiatives could result in a disruption to our workforce. If we do not realize the anticipated benefits from these or similar initiatives, the costs to implement future initiatives are greater than expected, or if the actions result in a disruption to our workforce greater than anticipated, our business, financial condition, results of operations, and cash flows could be adversely affected.

General Risks

Changes in tax laws, or their interpretation, and unfavorable resolution of tax contingencies could adversely affect our tax expense.

Our future effective tax rates and corresponding effects on our financial condition, results of operations, and cash flows could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. From time to time, the United States federal, state and local, and foreign governments consider legislation that could increase our effective tax rates or impose other obligations. If changes to applicable tax laws are enacted, our results of operations could be negatively impacted.

Our tax returns and positions (including positions regarding jurisdictional authority of foreign governments to impose tax) are subject to review and audit by federal, state, local, and foreign taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingency reserves for a variety of tax exposures. Our reserves reflect our judgment as to the resolution of the issues involved if subject to judicial review. While we believe that our reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed our related reserve, and such resolution could increase or decrease income tax expense and have a material effect on our effective tax rate, financial condition, results of operations, and cash flows in the current period and/or future periods.

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

The Western Union brands, which are protected by trademark registrations in many countries, are material to our Company. The loss of the Western Union® trademark or a diminution in the perceived quality of products or services associated with the names would harm our business. Similar to the Western Union® trademarks, the Vigo®, Orlandi Valuta®, Eurochange®, Pago Fácil®, Quick Collect®, Quick PaySM, Quick Cash®, USDPTTM, and other trademarks and service marks are also important to our Company, and a loss of the service mark or trademarks or a diminution in the perceived quality associated with these names could harm our business.

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

As of December 31, 2025, we held $1.4 billion in investment securities, the majority of which are state and municipal debt securities. The majority of this money represents the principal of money orders issued by us to consumers primarily in the United States and money transfers sent by consumers. We regularly monitor our credit risk and attempt to mitigate our exposure by investing in highly-rated securities and by diversifying our investments. Despite those measures, it is possible that the value of our portfolio may decline in the future due to any number of factors, including general market conditions, credit issues, the viability of the issuer of the security, failure by one of our investment managers to effectively manage our investment portfolio consistently with investment mandates, or increases in interest rates. Any such decline in value may adversely affect our results of operations and financial condition.

We have substantial debt and other obligations that could restrict our operations.

As of December 31, 2025, we had approximately $2.9 billion in consolidated indebtedness, and we may incur additional indebtedness in the future, including debt incurred to finance the cash consideration for the Intermex acquisition or other strategic transaction opportunities we may pursue in the future.

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
•
limiting our ability to borrow additional funds; and
•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other purposes.

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

Risks Relating to Our Regulatory and Litigation Environment

As described under Part I, Item 1, Business, our business is subject to a wide range of laws and regulations enacted by the United States federal government, each of the states (including licensing requirements), many localities, and many other countries and jurisdictions. Laws and regulations to which we are, or may in the future, be subject to, including by virtue of the introduction of new products or acquisitions, include those related to: financial services generally, banking, anti-money laundering, countering the financing of terrorism, sanctions and anti-fraud, anti-bribery, anti-corruption, countering drug trafficking and human trafficking, consumer disclosure and consumer protection, currency controls, money transfer and payment instrument licensing, payment services, credit and debit cards, electronic payments, cryptocurrency licensing and other regulations, prepaid access, taxation, accessibility, unclaimed property, the regulation of competition, consumer privacy, data protection and information security, cybersecurity, operational security, outsourcing, risk management, environmental, sustainability, and governance reporting, including climate and social governance-related reporting, and other governance requirements applicable to regulated financial service providers. Further, where we cooperate with partners around the world to offer money transfer services marketed exclusively under the partners’ brands, the regulatory requirements applicable to us may vary. The failure by us, our agents, their subagents, or our partners to comply with any such laws or regulations could have an adverse effect on our business, financial condition, results of operations, and cash flows and could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.

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

Our services are subject to increasingly strict legal and regulatory requirements, including those related to detecting and preventing money laundering, countering terrorist financing, fraud, drug trafficking, human trafficking, and other illicit activity, and administering economic and trade sanctions. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies may change quickly and with little notice. Additionally, these requirements or their interpretations in one jurisdiction may conflict with those of another jurisdiction. Moreover, the legislative and regulatory landscape continues to evolve, and existing or new regulatory regimes may be expanded or interpreted to apply to emerging or alternative payment types, technologies, or products, including digital currencies, stablecoins, and related services. Financial crimes and sanctions laws may be interpreted and applied inconsistently across jurisdictions, resulting in overlapping, conflicting, or competing compliance obligations. Complying with evolving, fragmented, or inconsistent regulatory requirements may increase the complexity of our compliance programs and associated recordkeeping, monitoring, and reporting obligations, or require us to modify our business practices, any of which could adversely affect our business.

As United States federal and state as well as foreign legislative and regulatory scrutiny and enforcement action in these areas increase, we expect that our costs of complying with these requirements could continue to increase, perhaps substantially, and may make it more difficult or less desirable for consumers and others to use our services or for us to contract with certain intermediaries, either of which would have an adverse effect on our revenue and operating income. For many years, we have made significant additional investments in our compliance programs based on the rapidly evolving and increasingly complex global regulatory and enforcement environment and our internal reviews. These additional investments relate to enhancing our compliance capabilities, including our consumer protection efforts. Failure by Western Union, our agents, or their subagents (agents and subagents are third parties, over whom Western Union has limited legal and practical control), and certain of our service providers to comply with any of these requirements or their interpretation could result in regulatory action, the suspension or revocation of a license or registration required to provide money transfer or payment services, the limitation, suspension, or termination of services, changes to our business model, loss of consumer confidence, private class action litigation, the seizure of our assets, and/or the imposition of civil and criminal penalties, including fines and restrictions on our ability to offer services.

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

Our United States business is subject to the reporting, recordkeeping, and anti-money laundering provisions of the BSA and to regulatory oversight and enforcement by the Financial Crimes Enforcement Network (“FinCEN”) of the United States Department of Treasury. We have subsidiaries in Brazil and Austria that are subject to banking regulations. Under PSD2, the EU Anti-Money Laundering Directives, as amended, and equivalent UK legislation, our operating companies that are licensed in the EU and UK have increasingly become directly subject to reporting, recordkeeping, and anti-money laundering regulations, and agent oversight and monitoring requirements, as well as broader supervision by EU member states. Our Canadian business is subject to the Retail Payment Activities Act, including the registration of our operations and our ongoing compliance with risk management, funds safeguarding, recordkeeping, and reporting regulations. Additionally, the financial penalties associated with the failure to comply with anti-money laundering laws have increased, including in the EU Anti-Money Laundering Directives as amended. These laws and proposed new related financial services laws, including PSD3 and the EU AML Package (comprising the Sixth AML Directive, the AML Regulation, and the AML Authority Regulation), all of which will be supplemented by various regulatory guidelines and technical standards, have increased and will continue to increase our costs and competition in some or all of our areas of service. We are closely monitoring developments as the AML Authority becomes fully established and chooses those regulated financial services providers it will supervise directly, beginning on January 1, 2028. Legislation that has been enacted or proposed in other jurisdictions could have similar effects.

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

Further, any determination that our agents or their subagents have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs. In some cases, we could be liable for the failure of our agents or their subagents to comply with laws which also could have an adverse effect on our business, financial condition, results of operations, and cash flows. In many jurisdictions where Western Union is licensed to offer money transfer services, the license holder is responsible for ensuring the agent’s or their subagent’s compliance with the rules that govern the money transfer service across AML, consumer protection, funds safeguarding, and other requirements applicable to the relevant license. For example, in the EU, Western Union is responsible for the compliance of our agents when they are acting on behalf of Western Union Payment Services Ireland Limited, which is regulated by the Central Bank of Ireland. Thus, the risk of adverse regulatory action against Western Union because of actions by our agents or their subagents and the costs to monitor our agents or their subagents in those areas has increased. The regulations implementing the remittance provisions of the Dodd-Frank Act also impose responsibility on us for any related compliance failures of our agents.

The requirements under PSD2, PSD3 (once enacted), international consumer protection legislation including the Dodd-Frank Act, and similar legislation enacted or proposed in other countries have resulted and will likely continue to result in increased compliance costs, and in the event we or our agents or their subagents are unable to comply, could have an adverse impact on our business, financial condition, results of operations, and cash flows. Additional countries may adopt similar legislation.

We also have a payment institution to conduct money remittance in the UK, which is authorized by the FCA and offers retail money transfer services via UK agents and our UK Branded Digital services. As a result, we are required to comply with unique regulatory requirements in the UK, making it more costly for us to provide our services. We continue to monitor developments in this area, such as the Financial Services and Markets Act that recasts the UK regulatory framework and gives the UK Government the power to repeal retained EU financial services legislation and create new regulator rule-making powers.

Our fees, profit margins, and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry-wide or specifically targeted at our Company.

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

In addition, U.S. policy makers have sought and may continue to seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico or other jurisdictions. Policy makers may also impose taxes or fees on cross-border remittances. For example, in 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBB”). Beginning January 1, 2026, the OBBB assesses a 1% excise tax on certain remittances sent internationally from the United States that are funded with cash or a similar, physical instrument. Further, one state and one U.S. territory have passed laws imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers and the ongoing budget shortfalls in many jurisdictions may lead governments to increase these taxes or fees, and other states or localities may impose similar taxes or fees or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service, or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer service providers like Western Union could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements, or restrictions. In some U.S. states, policy makers have proposed prohibiting senders without legal status from sending cross-border remittances, which could adversely impact Western Union because there is no established means to verify legal status in the context of money transmission. Other states have proposed prohibiting recipients of public assistance from sending money abroad, which could be difficult to administer as there is no publicly available database of such recipients. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Regulators around the world look at each other’s approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state, or region may influence regulatory approaches in other countries, states, or regions. Similarly, new laws and regulations in a country, state, or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any one new law or regulation are magnified by the potential they may be replicated, affecting our business in another place or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees, foreign exchange spreads, and other important aspects of our business, with the same effect. Further, political changes and trends such as populism, economic nationalism, protectionism, and negative sentiment towards multinational companies could result in laws or regulations that adversely impact our ability to conduct business in certain jurisdictions. Any of these eventualities could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Regulatory initiatives and changes in laws, regulations, industry practices and standards, and third-party policies affecting us, our agents, or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services could require changes in our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity.

Our agents and their subagents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. Material changes in the regulatory requirements for offering money transfer services, including with respect to anti-money laundering requirements, sanctions, fraud prevention, licensing requirements, consumer protection, customer due diligence, agent registration, or increased requirements to monitor our agents or their subagents in a jurisdiction important to our business have meant and could continue to mean increased costs and/or operational demands on our agents and their subagents, which have resulted and could continue to result in their attrition, a decrease in the number of locations at which money transfer services are offered, an increase in the commissions paid to agents and their subagents to compensate for their increased costs, and other negative consequences. For example, in 2023, the Federal Reserve Bank of New York announced actions that banned several Iraqi banks, some of whom were our agents, from conducting U.S. dollar transactions, and in 2025, FinCEN issued geographic targeting orders that require money service businesses like Western Union to collect additional customer information, verify the customer’s identity, and report certain transactions in specified U.S. counties or zip codes. As a result of these actions, our business, results of operations, and cash flows have been adversely impacted.

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

Although most of our Vigo and Orlandi Valuta-branded agents also offer money transfer services of our competitors, many of our Western Union-branded agents have agreed to offer only our money transfer services. While we expect to continue signing certain agents under exclusive arrangements where permitted and believe that these agreements are valid and enforceable, changes in laws regulating competition or in the interpretation of those laws could undermine our ability to enforce them in the future. Various jurisdictions continue to increase their focus on the potential impact of agent agreements on competition and could further restrict our ability to enter into exclusive arrangements. Already, several countries in Eastern Europe, the Commonwealth of Independent States, Africa, and Asia have promulgated laws or regulations, or authorities in these countries have issued orders, which effectively prohibit payment service providers, such as money transfer companies, from agreeing to exclusive arrangements with agents in those countries. Certain institutions, non-governmental organizations and others are actively advocating against exclusive arrangements in money transfer agent agreements. Advocates for laws prohibiting or limiting exclusive agreements continue to push for enactment of similar laws in other jurisdictions.

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

The CFPB has broad authority to enforce consumer protection laws, including with respect to money transfer and related business. The CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track and solicit consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining UDAAP, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. In addition, attorneys general of the various states of the United States also have authority to enforce the consumer protection provisions of the Dodd-Frank Act in their respective jurisdictions.

The CFPB currently defines “larger participants of a market for other consumer financial products or services” as including companies, such as Western Union, that make at least one million aggregate annual international money transfers. The CFPB has invited comment on amending larger participant thresholds, but at present, Western Union and our larger competitors remain subject to examination. The CFPB has used information gained in examinations as the basis for enforcement actions resulting in settlements involving monetary penalties and other remedies.

The effect of the Dodd-Frank Act, the EFTA, Regulation E, and the CFPB on our business and operations has been and will continue to be significant, and the application of the associated implementing regulations to our business may differ from the application to certain of our competitors, including banks.

Various jurisdictions in the United States and outside the United States similarly have consumer protection laws and regulations, and numerous governmental agencies are tasked with enforcing those laws and regulations. Consumer protection principles continue to evolve globally, and new or enhanced consumer protection laws and regulations may be adopted that impact our business, such as the FCA’s 2023 principles-based Consumer Duty in the UK and the revised Irish Consumer Protection Code 2025, that set higher and clearer standards of consumer protection across financial services and require firms to put their customers’ needs first. Governmental agencies tasked with enforcing consumer protection laws or regulations are communicating more frequently and coordinating their efforts to protect consumers. For instance, the International Consumer Protection and Enforcement Network (“ICPEN”) is an organization composed of consumer protection authorities from many countries that provides a forum for developing and maintaining regular contact between consumer protection agencies and focusing on consumer protection concerns. By encouraging cooperation between agencies, ICPEN aims to enable its members to have a greater impact with their consumer protection laws and regulations. As the scope of consumer protection laws and regulations change, we may experience increased costs to comply and other adverse effects on our business.

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

Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our results of operations and financial condition.

We are subject to extensive requirements relating to data privacy and security under federal, state, and foreign laws. These laws and requirements continue to evolve and may become increasingly difficult to comply with. For example, the FTC continues to investigate the privacy practices of many companies and has brought numerous enforcement actions, resulting in significant fines and multi-year agreements governing the settling companies’ privacy practices. In addition, the SEC and the New York State Department of Financial Services (“NYDFS”) have enacted new rules or amendments to existing rules that have modified reporting requirements and added new prescriptive requirements relating to cybersecurity programs or expanded existing requirements. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state, and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. For example, in 2018, the EU implemented the GDPR, and other countries have enacted similar legislation, such as Brazil’s General Data Protection Law (“LGPD”), which became effective in 2020, China’s Personal Information Protection Law (“PIPL”), which became effective in November 2021, and India’s Digital Personal Data Protection Act (“DPDPA”) passed in August of 2023. The GDPR, LGPD, PIPL, and DPDPA impose obligations and present the risk of substantially increased penalties for non-compliance, including the possibility of not only fines but also enforcement action that may require an organization to cease certain of its data processing activities. Such penalties could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, in 2020 the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, which provided a mechanism for companies transferring personal data from the EU to the U.S., and imposed additional obligations on companies such as Western Union when transferring personal data from the EU to the U.S. and other jurisdictions. We have incurred, and we expect to continue to incur, expenses to meet the obligations of the GDPR and other similar legislation and new interpretations of their requirements. We are also subject to data privacy and security laws in various states, such as the California Consumer Privacy Act and the Colorado Privacy Act, that impose heightened data privacy requirements on companies that collect information from state residents and create a broad set of privacy rights and remedies modeled in part on the GDPR. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and other legal obligations and requests, we make information available to certain United States federal, state, and foreign government agencies. In recent years, we have experienced data sharing requests by these agencies, including in connection with efforts to combat money laundering, terrorist financing, fraud, drug trafficking, and human trafficking. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory and law enforcement goals, and the protection of the individual’s right to privacy, may conflict or otherwise present challenges, and the law in these areas is not consistent or settled. The legal, political, and business environments in these areas are rapidly changing, and legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage.

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

Our regulators expect us to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We have substantial indebtedness and other obligations which could make it more difficult to meet these requirements or any additional requirements. In addition, as a global provider of payment services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to raise capital immediately or retain earnings over a period of time. Our regulators also impose restrictions on our ability to use cash generated by our regulated subsidiaries such as those related to minimum qualifying investments, net worth requirements, and restrictions on transferring assets outside of the countries where those assets are located. For instance, our regulators specify the amount and composition of eligible assets that certain of our subsidiaries must hold in order to satisfy our outstanding settlement obligations. These regulators could further restrict the type of instruments that qualify as permissible investments or require our regulated subsidiaries to maintain higher levels of eligible assets. Further, some jurisdictions use tangible net worth and other financial strength guidelines to evaluate financial position. If our regulated subsidiaries do not abide by these guidelines, they may be subject to heightened review by these jurisdictions, and the jurisdictions may be more likely to impose new formal financial strength requirements. Additional financial strength requirements imposed on our regulated subsidiaries or significant changes in the regulatory environment for money transfer providers could impact our primary source of liquidity. Any change or increase in these regulatory requirements or guidelines could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Consent Agreements and Litigation

Our business is the subject of consent agreements with, or investigations or enforcement actions by, regulators and other government authorities.

In early 2017, the Company entered into a Deferred Prosecution Agreement with the United States Department of Justice and certain United States Attorney’s Offices (the “DPA”), a Stipulated Order for Permanent Injunction and Final Judgment (the “FTC Consent Order”) with the FTC, a Consent to the Assessment of Civil Money Penalty with FinCEN, and settlement agreements with various state attorneys general (collectively, the “Joint Settlement Agreements”) to resolve the respective investigations of those agencies. Under the Joint Settlement Agreements, the Company was required, among other things, to pay an aggregate amount of $586 million to the DOJ to be used to reimburse consumers who were the victims of third-party fraud conducted through the Company’s money transfer services, and retain an independent compliance auditor for three years to review and assess actions taken by the Company to further enhance its oversight of agents and protection of consumers, both of which were performed by the Company during 2017. The Joint Settlement Agreements also required the Company to adopt certain new or enhanced practices with respect to its compliance program, relating to, among other things, consumer reimbursement, agent due diligence, agent training, monitoring, reporting, and recordkeeping by the Company and its agents, consumer fraud disclosures, and agent suspensions and terminations. Western Union has continuing obligations under the FTC Consent Order, which is a permanent injunction, as well as the requirement to submit annual reports to the FTC through January 2028. The ongoing obligations under the Joint Settlement Agreements have had and could have adverse effects on the Company’s business, including additional costs and potential loss of business. The Company has also faced actions from other regulators as a result of the Joint Settlement Agreements. For example, on July 28, 2017, the NYDFS informed the Company that the facts set forth in the DPA with the DOJ and with certain other United States Attorney’s Offices regarding the Company’s anti-money laundering programs over the 2004 through 2012 period gave the NYDFS a basis to take additional enforcement action. In January 2018, the Company agreed to a consent order with the NYDFS, which required the Company to pay a civil monetary penalty of $60 million to the NYDFS and resolved its investigation into these matters. The term of the DPA expired in January 2020, and it was dismissed in March 2020, and the term of the Independent Compliance Auditor under the FTC Consent Order ended in May 2020. Notwithstanding, if the Company fails to comply with its continuing obligations under the Joint Settlement Agreements, it could face criminal prosecution, civil litigation, significant fines, damage awards, or other regulatory consequences. Any or all of these outcomes could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

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

As a company that provides global financial services primarily to consumers, we are, and may in the future be, subject to litigation, including purported class action litigation, and governmental investigations and enforcement actions alleging violations of consumer protection, anti-money laundering, sanctions, drug trafficking, terrorist financing, human trafficking, securities laws, and other laws, both foreign and domestic, including those related to the facilitation of illegal, improper, or fraudulent activity. Our industry is under continuing scrutiny from federal, state, and international regulators in connection with the potential for such illegal, improper, or fraudulent activities. Additionally, we have been and may in the future be subject to investigations or enforcement actions in connection with our existing operations or as a result of acquisitions, including matters relating to the historical conduct of acquired businesses. Any such regulatory enforcement may be applied inconsistently across the industry, resulting in increased costs for the Company that may not be incurred by competitors. We also are subject to claims asserted by consumers based on individual transactions.

Responding to litigation, investigations, or enforcement actions also diverts considerable time and resources from management and, regardless of the outcome, is associated with significant legal expense. There can be no guarantee that we will be successful in defending ourselves in these matters, and such failure may result in substantial fines, damages and expenses, revocation of required licenses, or other limitations on our ability to conduct business. Any of these outcomes could adversely affect our business, financial condition, results of operations, and cash flows. Further, we believe increasingly strict legal and regulatory requirements and increased regulatory investigations and enforcement are likely to continue to result in changes to our business, as well as increased costs, supervision, and examination for both ourselves and our agents and subagents. These developments have had, and could continue to have, an adverse effect on our business, financial condition, and results of operations, and in turn may result in additional litigation or other actions. For more information, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Commitments and Contingencies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To help address cybersecurity threats, Western Union has developed a strategy and implemented a program to identify, assess, and prioritize cybersecurity risks based on their potential impact to our customers, operations, regulatory obligations, and financial condition, as part of our broader enterprise risk management processes. We recognize that cybersecurity threats are constantly evolving and that there is no single solution that can guarantee complete protection.

Our cybersecurity strategy is designed to protect the confidentiality of our data from unauthorized access, the integrity of information throughout its lifecycle, and the availability of that information and the related systems, while supporting the reliable operation and ongoing evolution of our business and technology platforms. Our strategy is guided by the National Institute of Standards and Technology Cybersecurity Framework, which helps us identify, assess, and manage cybersecurity risks relevant to our business.

Within our cybersecurity program, we have identified and implemented a variety of processes for cybersecurity risk management. These processes are designed to enable timely identification, prioritization, and response to cybersecurity risks and to support informed decision-making regarding risk mitigation and acceptance.

•
We conduct regular risk assessments to identify and evaluate potential cybersecurity threats, including threats to our business operations, technology infrastructure, and data.
•
We monitor threat intelligence feeds to stay updated on the latest cybersecurity threats and vulnerabilities.
•
We scan our systems for vulnerabilities on an ongoing basis, with vulnerabilities prioritized and remediated based on their potential impact to business operations and data protection.
•
We have implemented a variety of access controls to restrict access to our systems and data, including user authentication, authorization, and encryption.
•
We conduct regular security awareness training for our employees to help them identify and avoid cybersecurity threats.
•
We periodically conduct test exercises, including tabletop exercises, across various levels of the Company each year to review our cybersecurity controls and incident response procedures and capabilities, to enhance our operational resilience by seeking to ensure business continuity during potential extended digital outages, and to identify improvement opportunities and increase employee awareness and preparedness.
•
Our third-party risk assessment program identifies, assesses, and monitors vendors for cybersecurity risk. These include information technology and cybersecurity vendors who are part of our digital supply chain, with particular focus on vendors that support critical business processes or have access to sensitive data.

Our cybersecurity governance framework is designed to manage cybersecurity risks at all levels of the organization. As part of this governance framework, our Board of Directors regularly devotes time during its meetings, including at least annually, to review and discuss the most significant risks facing the Company, including cybersecurity threats, and management’s approach for identifying, prioritizing, and responding to those risks.

Our Audit Committee, which is comprised solely of independent directors, assists the Board of Directors in overseeing the significant risk exposures facing the Company and regularly reviews, including at least annually, cybersecurity risks at its committee meetings. Cybersecurity risks are integrated into the broader company risk management system through our Information Security and Privacy Committee (“ISPC”), which is a subcommittee of our Enterprise Risk Committee (the “ERC”), is co-chaired by the Chief Information Security Officer and Chief Privacy Officer and consists of senior leaders across the company. The ISPC is charged with oversight, advisory, and decision-making responsibilities with respect to information security and privacy risks.

The Chief Information Security Officer is responsible for communicating cybersecurity risks, significant incidents, and key risk trends to the Audit Committee and Board of Directors. Our cybersecurity program, led by our Chief Information Security Officer, who reports to our Chief Risk and Compliance Officer, has a team of dedicated, experienced cybersecurity professionals responsible for day-to-day security operations and strategic cybersecurity programs. As of December 31, 2025, our Chief Information Security Officer and senior management team had over 30 years of combined experience in security risk management. All employees are responsible for protecting Western Union’s data and systems and are required to follow Western Union’s cybersecurity policies.

We maintain relationships with law enforcement, government agencies, forensic investigators, and legal counsel to inform our cybersecurity and data privacy programs.

We and our third-party vendors have been, and continue to be, the subject of cybersecurity attacks and threats, including distributed denial of service and ransomware attacks. As of December 31, 2025, none of these attacks or breaches has individually or in the aggregate resulted in any material liability to us or any material damage to our reputation, and disruptions related to cybersecurity have not caused any material interruption to our business, strategy, results of operations, or financial condition. However, cybersecurity threats continue to evolve in sophistication and frequency, and there can be no assurance that future attacks or disruptions will not have a material adverse impact on us. For a discussion of these risks, see “Item 1A—Risk Factors—Risks Relating to Cybersecurity, Third-Party Vendors, and Artificial Intelligence.”

Item 2. Properties

Properties and Facilities

As of December 31, 2025, we occupied facilities in approximately 45 countries. The substantial majority of these facilities were leased. Our office in Denver, Colorado serves as our corporate headquarters. Our offices in Dublin, Ireland, and Dubai, United Arab Emirates represent key operational and leadership locations. We also operate shared service centers in Lithuania, Costa Rica, India, and the Philippines. Our facilities are shared and primarily used for operational, sales, and administrative purposes in support of our Consumer Money Transfer and Consumer Services segments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “WU.” There were 2,599 stockholders of record as of February 13, 2026. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Share Repurchases

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2025:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased(a)	Paid per Share(c)	Plans or Programs(b)	Programs (in millions)
October 1 - 31	1,135,377	$8.38	1,124,516	$790.9
November 1 - 30	890,950	$8.83	881,970	$783.1
December 1 - 31	854,675	$9.28	839,160	$775.3
Total	2,881,002	$8.79	2,845,646

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on stock awards that have vested.
(b)
On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date, of which $775.3 million remained available as of December 31, 2025. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.
(c)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Stock-Based Compensation Plans, and Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to our equity compensation plans.

Dividend and Share Repurchases Policy

During 2025 and 2024, the Board of Directors declared quarterly cash dividends of $0.235 per common share. The declaration or authorization and amount of future dividends or share repurchases will be determined by the Board of Directors and will depend on our financial condition, earnings, liquidity, the amount and timing of payments under our debt and other obligations, capital requirements, regulatory constraints, cash generated or made available in the United States, industry practice, and any other factors that the Board of Directors believes are relevant. As a holding company with no material assets other than the capital stock of our subsidiaries, our ability to pay dividends or repurchase shares in future periods will depend primarily on our ability to use cash generated by our operating subsidiaries. Several of our operating subsidiaries are subject to financial services regulations, and their ability to pay dividends and distribute cash may be restricted.

On February 19, 2026, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2026 to shareholders of record at the close of business on March 17, 2026.

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

Overview

We are a leading provider of cross-border, cross-currency money movement, payments, and digital financial services and conduct business in the following operating segments:

•
Consumer Money Transfer - Our Consumer Money Transfer segment facilitates money transfers, which are primarily sent from our retail agent and Company-operated locations worldwide or through websites and mobile devices. Our money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Consumer Services - Our Consumer Services segment includes our bill payment services, money order services, travel money services, check acceptance services, media network, prepaid cards, lending partnerships, and digital wallets.

Additional information regarding our segments is provided in the Segment Discussion below.

International Money Express, Inc. Acquisition

On August 10, 2025, we entered into an agreement to purchase the entire share capital of International Money Express, Inc. (“Intermex”) for approximately $500 million in cash. This transaction is expected to close in the second quarter of 2026, subject to the satisfaction of customary closing conditions, including receipt of remaining regulatory approvals. Intermex is a leading omnichannel money transfer provider, focused primarily on the United States to Latin America and the Caribbean corridors, through a network of agent retail locations, Intermex-operated stores, its mobile app, and websites.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2025 compared to the same period in 2024. For discussion of our consolidated results of operations and segment results for the year ended December 31, 2024 compared to the same period in 2023, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

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

The following table sets forth our consolidated results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	% Change
Revenues	$4,050.7	$4,209.7	(4)%
Expenses:
Cost of services	2,550.6	2,620.5	(3)%
Selling, general, and administrative	742.8	863.4	(14)%
Total expenses	3,293.4	3,483.9	(5)%
Operating income	757.3	725.8	4%
Other income/(expense):
Interest income	7.9	11.9	(33)%
Interest expense	(143.0)	(119.8)	19%
Other income, net	3.5	0.7	(a)
Total other expense, net	(131.6)	(107.2)	23%
Income before income taxes	625.7	618.6	1%
Provision for/(benefit from) income taxes	126.1	(315.6)	(a)
Net income	$499.6	$934.2	(47)%
Earnings per share:
Basic	$1.53	$2.75	(44)%
Diluted	$1.52	$2.74	(45)%
Weighted-average shares outstanding:
Basic	326.6	340.0
Diluted	327.6	341.1

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency revenues translate revenues denominated in foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency results are also net of the impact of Argentina inflation while its economy was hyperinflationary. Beginning with the second quarter of 2025, we no longer exclude the effect of Argentina hyperinflation in our non-GAAP revenue results, in light of significantly moderating inflation in the Argentine economy. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, net of the hyperinflationary Argentine economy, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the year ended December 31, 2025 compared to the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(dollars in millions)	2025	2024	% Change
Revenues, as reported - (GAAP)	$4,050.7	$4,209.7	(4)%
Foreign currency translation and Argentina hyperinflation impact(a)			1%
Adjusted revenues - (Non-GAAP)			(5)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation, resulted in an increase to revenues of $37.6 million for the year ended December 31, 2025 when compared to the prior year. Beginning with the second quarter of 2025, we no longer adjust for the estimated impact of Argentina hyperinflation in our non-GAAP revenue results, as inflation in the country has moderated significantly - from over 200% in recent years to less than 50% since the second quarter of 2025. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

In addition to the impacts from foreign currency, net of Argentina hyperinflation, for the year ended December 31, 2025 when compared to the prior year, GAAP and Adjusted revenues decreased due to a reduction in transactions originating from Iraq, which negatively impacted revenues by 3%. For the year ended December 31, 2025, we experienced decreases in transactions and revenues in the North America and Latin America and the Caribbean regions of our Consumer Money Transfer segment, as further discussed below.

Operating Expenses Overview

Cost of Services

Cost of services primarily consists of agent commissions, which represented nearly 60% of total cost of services for the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, Cost of services decreased compared to the prior year primarily due to decreases in agent commissions and technology expenses, partially offset by increased expenses associated with our expansion of Company-operated locations. In addition, the year ended December 31, 2024 included expenses associated with our operating expense redeployment program.

Selling, General, and Administrative

Selling, general and administrative expenses decreased for the year ended December 31, 2025 when compared to the prior year due to a decrease in advertising costs, a reduction in employee compensation, including incentive compensation, and fluctuations between the United States dollar and foreign currencies. In addition, the year ended December 31, 2024 included expenses associated with our operating expense redeployment program and impairments related to our assets in Russia.

Total Other Expense, Net

Total other expense, net increased for the year ended December 31, 2025 when compared to the prior year, primarily due to an increase in interest expense associated with our term loan facility borrowings, partially offset by the repayment of our notes which matured in January 2025.

Income Taxes

Our effective tax rates on pre-tax income were 20.2% and (51.0)% for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025 compared to the prior year, the change in the effective tax rate was primarily due to the recognition of deferred tax assets, net of valuation allowance, associated with the reorganization of our international operations and a settlement of the IRS examination of our 2017 and 2018 federal income tax returns, which resulted in tax benefits of $255.2 million and $137.8 million, respectively. Both of these items occurred and were recognized in the year ended December 31, 2024.

On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBB”). The OBBB includes a broad range of tax reform provisions affecting businesses, and while we continue to evaluate the provisions of the OBBB as they become effective, we do not expect the income tax provisions of the OBBB will have a material impact on our financial position or results of operations in future periods.

Earnings Per Share

During the years ended December 31, 2025 and 2024, basic earnings per share were $1.53 and $2.75, respectively, and diluted earnings per share were $1.52 and $2.74, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 15.3 million and 11.6 million for the years ended December 31, 2025 and 2024, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the year ended December 31, 2025 compared to the prior year were impacted by the previously described factors impacting net income, partially offset by a lower number of average shares outstanding.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer Money Transfer and Consumer Services.

During the years ended December 31, 2025 and 2024, we incurred expenses that are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Segments for further discussion.

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

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Consumer Money Transfer	87%	90%
Consumer Services	13%	10%
	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(dollars and transactions in millions)	2025	2024	% Change
Revenues	$3,507.4	$3,798.0	(8)%
Operating income	$674.6	$737.4	(9)%
Operating income margin	19%	19%
Key indicator:
Consumer Money Transfer transactions	285.9	289.9	(1)%

Our Consumer Money Transfer service facilitates money transfers sent from our retail agent and Company-operated locations worldwide and money transfer transactions marketed under our brands and initiated through our websites and mobile applications and our third-party digital partners’ websites and mobile applications (“Branded Digital”). This segment includes five geographic regions whose functions are primarily related to generating, managing, and maintaining agent relationships and localized marketing activities. We include Branded Digital transactions in our regions. We exclude transactions and revenues generated from Iraq websites and mobile applications from the definition of Branded Digital, given the significant volatility in that business and disruptions in offering services in the country. By means of common processes and systems, these regions, including Branded Digital transactions, create one interconnected global network for consumer transactions, thereby constituting one Consumer Money Transfer business and one operating segment.

Transaction volume is the primary generator of revenue in our Consumer Money Transfer segment. A Consumer Money Transfer transaction constitutes the transfer of funds to a designated recipient utilizing one of our consumer money transfer services. The geographic split for transactions and revenue in the table that follows is determined based upon the region where the money transfer is initiated. Included in each region’s transaction and revenue percentages in the tables below are Branded Digital transactions for the years ended December 31, 2025 and 2024. Where reported separately in the discussion below, Branded Digital consists of all transactions and revenue included under the definition provided above.

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

	Year Ended December 31, 2025
	Revenue		Adjusted
	Growth /	Foreign	Revenue
	(Decline)	Exchange	Growth /	Transaction
	as Reported -	Translation	(Decline)(a) -	Growth /
	(GAAP)	Impact	(Non-GAAP)	(Decline)
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) (“NA”)	(11)%	(1)%	(10)%	(6)%
Europe and CIS (“EU & CIS”)	6%	3%	3%	5%
Middle East, Africa, and South Asia (“MEASA”)	(20)%	0%	(20)%	1%
Latin America and the Caribbean (“LACA”)	(11)%	(1)%	(10)%	(7)%
Asia Pacific (“APAC”)	(4)%	(1)%	(3)%	9%
Total Consumer Money Transfer segment	(8)%	0%	(8)%	(1)%

Branded Digital(b)	7%	1%	6%	12%

(a)
Adjusted revenue growth/(decline) assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior year. LACA, total Consumer Money Transfer, and Branded Digital adjusted revenue growth also exclude the effect of increases in local currency revenue due to hyperinflation in Argentina. Beginning with the second quarter of 2025, we no longer adjust for the estimated impact of Argentina hyperinflation in our non-GAAP revenue results, as inflation in the country has moderated significantly - from over 200% in recent years to less than 50% since the second quarter of 2025. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	38%	39%
EU & CIS	29%	26%
MEASA	16%	18%
LACA	11%	12%
APAC	6%	5%

Our consumers transferred $107.4 billion and $102.9 billion in cross-border principal for the years ended December 31, 2025 and 2024, respectively. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue and transactions decreased 8% and 1%, respectively, for the year ended December 31, 2025, compared to the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation in the first quarter of 2025, had no impact on revenue for the year ended December 31, 2025, compared to the prior year.

For the year ended December 31, 2025, in our Consumer Money Transfer regions, NA revenue and transactions decreased compared to the prior year. The region was impacted by declines in transactions sent from the United States to Mexico and within the United States, as well as broader geopolitical and macroeconomic conditions, evolving migration patterns across the Americas, a reduction in active agent locations, and price reductions. For the year ended December 31, 2025, our EU & CIS revenues increased due to growth in Spain and the U.K. For the year ended December 31, 2025, declines in MEASA revenues compared to the prior period were primarily driven by a reduction in transactions originating from Iraq due to changes in monetary policy and related central bank actions, as well as declines in revenue in Saudi Arabia. The revenue decline in LACA was primarily driven by decreases in Ecuador, Mexico, and Brazil and was impacted by evolving migration patterns across the Americas.

Beginning January 1, 2026, the OBBB assesses a 1% excise tax on certain remittances sent internationally from the United States that are funded with cash or a similar, physical instrument. We believe this remittance tax will make it more expensive for consumers to transfer money in this way and therefore could have a negative impact on NA and Consumer Money Transfer revenues and transactions in subsequent periods.

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

Operating Income

Consumer Money Transfer operating income for the year ended December 31, 2025 decreased compared to the prior year due to a decrease in revenue, as discussed above, partially offset by decreases in agent commissions, employee compensation, including incentive compensation, technology expenses, and advertising costs, and fluctuations between the United States dollar and foreign currencies.

Consumer Services

The following table sets forth Consumer Services segment results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(dollars in millions)	2025	2024	% Change
Revenues	$543.3	$411.7	32%
Operating income	$115.9	$52.3	(a)
Operating income margin	21%	13%	8%

(a) Calculation not meaningful.

Revenues

The following table sets forth our Consumer Services revenue results for the years ended December 31, 2025 and 2024. Consumer Services segment adjusted revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Year Ended December 31,
(dollars in millions)	2025	2024	% Change
Revenues, as reported (GAAP)	$543.3	$411.7	32%
Foreign currency translation and Argentina hyperinflation impact(a)			(3)%
Adjusted revenues (Non-GAAP)			29%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges and Argentina hyperinflation, resulted in an increase to Consumer Services revenues of $10.5 million for the year ended December 31, 2025, when compared to the prior year. Beginning with the second quarter of 2025, we no longer adjust for the estimated impact of Argentina hyperinflation in our non-GAAP revenue results, as inflation in the country has moderated significantly - from over 200% in recent years to less than 50% since the second quarter of 2025. For the first quarter of 2025, we calculated Argentina hyperinflation as the revenue growth not attributable to either transaction growth or the change in price (revenue divided by principal).

For the year ended December 31, 2025 compared to the prior year, Consumer Services GAAP and Adjusted revenues increased primarily due to revenue growth in our travel money services, including the benefit from the acquisition of Eurochange Limited, and growth in our cash-based bill payments services offered at retail locations in Argentina.

Operating Income

Consumer Services operating income for the year ended December 31, 2025 compared to the prior year was impacted by an increase in revenue, as discussed above, partially offset by an increase in expenses associated with the expansion of our travel money services.

Capital Resources and Liquidity

Our primary source of liquidity has been cash generated from our operating activities, primarily from net income and fluctuations in working capital. Our working capital is affected by the timing of payments for employee and agent incentives, interest payments on our outstanding borrowings, and timing of income tax payments, among other items. Many of our annual employee incentive compensation and agent incentive payments are made in the first quarter following the year they were incurred. The majority of our interest payments are due in the second and fourth quarters, which results in a decrease in the amount of cash provided by operating activities in those quarters and a corresponding increase to the first and third quarters. The annual payments resulting from the United States tax reform legislation enacted in 2017 (the “Tax Act”) included amounts related to the United States taxation of certain previously undistributed earnings of foreign subsidiaries. The final payment of approximately $220 million was made during the second quarter of 2025.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, our revolving credit facility (“Revolving Credit Facility”), and our $800 million delayed draw term loan credit agreement (“Delayed Draw Term Loan Facility”). We increased our Revolving Credit Facility, which supports our commercial paper program, to $1.62 billion on February 28, 2025. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility. As of December 31, 2025, we had no outstanding borrowings on our Revolving Credit Facility and $392.0 million of outstanding borrowings on the commercial paper program.

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

Cash and Investment Securities

As of December 31, 2025 and 2024, we had Cash and cash equivalents of $1,234.4 million and $1,474.0 million, respectively.

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

Investment securities, net, classified within Settlement assets on the Consolidated Balance Sheets, were $1,445.0 million and $1,332.2 million as of December 31, 2025 and 2024, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Settlement Assets and Obligations for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of December 31, 2025, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2025 increased to $543.7 million from $406.3 million for the year ended December 31, 2024, primarily due to the impact of an income tax settlement in the prior year and fluctuations in the amounts advanced to agents and disbursement partners and other working capital balances. Cash provided by operating activities is impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of December 31, 2025, we had the following outstanding borrowings (in millions):

Commercial paper	$392.0
Credit facility borrowings(a)	42.9
Notes:
1.350% notes due 2026(b)	600.0
2.750% notes due 2031(b)	300.0
6.200% notes due 2036(b)	500.0
6.200% notes due 2040(b)	250.0
Term loan facility borrowings (effective rate of 5.2%)	800.0
Total borrowings at par value	2,884.9
Debt issuance costs and unamortized discount, net	(7.1)
Total borrowings at carrying value(c)	$2,877.8

(a)
One of our subsidiaries utilizes a short-term revolving credit facility agreement to fund certain operating activities in the United Kingdom. See additional information in Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Borrowings.
(b)
The difference between the stated interest rate and the effective interest rate is not significant.
(c)
As of December 31, 2025, our weighted-average effective rate on total borrowings was approximately 4.3%.

Commercial Paper Program

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. As of December 31, 2025, we had $392.0 million in commercial paper borrowings outstanding, and as of December 31, 2024, we had no commercial paper borrowings outstanding. Our commercial paper borrowings as of December 31, 2025 had a weighted-average annual interest rate of approximately 3.9% and a weighted-average term of approximately 4 days. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs, including the settlement of our money transfer obligations prior to collecting receivables from agents or others.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.62 billion is approximately 12%. As of December 31, 2025 and 2024, we had no outstanding borrowings under the facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Term Loan Facility

As of December 31, 2025 and 2024, we had $800.0 million outstanding under our unsecured term loan facility (“Term Loan Facility”), and such borrowings mature on December 13, 2027. We have the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We used the proceeds from the Term Loan Facility borrowings to repay our 2.850% notes which matured in January 2025, to reduce commercial paper balances, and for general corporate purposes.

Delayed Draw Term Loan Facility

On January 9, 2026, we entered into the Delayed Draw Term Loan Facility, providing for an unsecured term loan facility in an aggregate amount of $800.0 million. We have the option to increase the commitments under the Delayed Draw Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new banks under the Delayed Draw Term Loan Facility. We may use the proceeds from the Delayed Draw Term Loan Facility to repay our 1.350% notes due March 2026 or finance the cash consideration for our acquisition of the outstanding equity interests of Intermex.

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

Our Revolving Credit Facility, Term Loan Facility, and Delayed Draw Term Loan Facility contain interest rate margins which are determined based on certain of our credit ratings. The Revolving Credit Facility and Delayed Draw Term Loan Facility also contain a facility fee and a ticking fee, respectively, that is based on our credit ratings. In addition, the interest rates payable on our notes due in 2026 and 2031 can be impacted by our credit ratings. We are also subject to certain provisions in many of our notes and certain of our derivative contracts, which could require settlement or collateral posting in the event of a change in control combined with a downgrade below investment grade, as further described below. We do not have any other terms within our debt agreements that are tied to changes in our credit ratings.

The Revolving Credit Facility, Term Loan Facility, and Delayed Draw Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict our ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. Our notes are subject to similar covenants except that only the notes due in 2036 contain covenants limiting or restricting subsidiary indebtedness, and none of our notes are subject to a covenant that limits our ability to impose restrictions on subsidiary dividends. Under our Revolving Credit Facility, Term Loan Facility, and Delayed Draw Term Loan Facility, we are required to maintain a consolidated adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) interest coverage ratio of greater than 3:1 (ratio of consolidated adjusted EBITDA, defined as net income/(loss) plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense, (iv) amortization expense, (v) any other non-cash deductions, losses, or charges made in determining net income/(loss) for such period, and (vi) extraordinary, non-recurring, or unusual losses or charges (including costs and expenses of litigation included in operating income), minus extraordinary, non-recurring, or unusual gains provided that the amount added back to net income (or net loss) for such extraordinary, non-recurring, or unusual losses, expenses or charges may not exceed 10% of adjusted EBITDA to interest expense) for each period comprising the four most recent consecutive fiscal quarters. Our consolidated interest coverage ratio was 7:1 for the year ended December 31, 2025.

For the year ended December 31, 2025, we were in compliance with our debt covenants. A violation of our debt covenants could impair our ability to borrow, and outstanding amounts borrowed could become due, thereby restricting our ability to use our excess cash for other purposes.

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

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure consistent with investment-grade credit ratings. We have existing cash balances, cash flows from operating activities, access to the commercial paper markets, our Revolving Credit Facility, and our Delayed Draw Term Loan Facility available to support the needs of our business.

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

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $150.8 million and $130.6 million in 2025 and 2024, respectively. Capital expenditures during these periods included investments in our information technology infrastructure. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

During the years ended December 31, 2025 and 2024, 23.7 million and 13.9 million shares, respectively, were repurchased for $224.7 million and $177.3 million, respectively, excluding commissions, at an average cost of $9.49 and $12.75, respectively, under the share repurchase authorizations approved by our Board of Directors, including one which expired on December 31, 2024. On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. As of December 31, 2025, $775.3 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in all four quarters of 2025 and 2024, representing $304.7 million and $318.3 million in total dividends, respectively. These amounts were paid to shareholders of record in the respective quarter the dividend was declared.

On February 19, 2026, the Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2026 to shareholders of record at the close of business on March 17, 2026.

Material Cash Requirements

Debt Service Requirements

Our 2025 and future debt service requirements will include payments on all outstanding indebtedness, including any borrowings under our commercial paper program. We repaid our notes that were payable on January 10, 2025, using proceeds from our Term Loan Facility borrowings. Our next scheduled principal payment on our outstanding notes is in March 2026. We plan to refinance this maturity through proceeds from the issuance of new notes, our Delayed Draw Term Loan Facility, or commercial paper issuance.

As of December 31, 2025, the total projected interest payments on outstanding borrowings were $698.6 million, of which $101.4 million is expected to be paid in the next 12 months. We have estimated our future interest payments based on the assumption that no debt issuances or renewals will occur upon the maturity dates of our notes. However, we may refinance all or a portion of our borrowings in future periods, and we expect to continue to borrow under our commercial paper program for general corporate purposes and working capital needs. We also expect to draw on our Delayed Draw Term Loan Facility or issue new debt for our purchase of Intermex. This transaction is expected to close in the second quarter of 2026, subject to the satisfaction of customary closing conditions, including receipt of remaining regulatory approvals. Estimated interest payments on floating-rate debt are calculated by utilizing the effective rate and forward rates as of December 31, 2025 for our current and future interest rates, respectively.

Operating Leases

We lease real properties for use as Company-operated locations, administrative offices, and sales offices, in addition to transportation, office, and other equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Leases for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2025, we had approximately $250 million of outstanding purchase obligations, of which approximately $130 million is expected to be paid in the next 12 months. Many of our contracts contain clauses that allow us to terminate the contract with notice and with a termination penalty. Termination penalties are generally an amount less than the original obligation. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, we have not had any significant defaults on our contractual obligations or incurred significant penalties for termination of our contractual obligations.

We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Other Commercial Commitments

We had approximately $120 million in outstanding letters of credit and bank guarantees as of December 31, 2025 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

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

The determination of our worldwide provision for income taxes requires significant judgment. We earn pre-tax income in multiple jurisdictions and incur income tax obligations in these jurisdictions. Complexities can arise in determining the geographic mix of pre-tax income between certain tax jurisdictions. Our tax calculations and positions are subject to audit by various taxing authorities, and we routinely receive, and may in the future receive, questions from taxing authorities on various tax-related assertions. In many of these instances, the ultimate tax determination is uncertain, given the complexities in interpreting tax laws and applying our facts and circumstances to these laws in many jurisdictions throughout the world.

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

Our tax contingency reserves for our uncertain tax positions as of December 31, 2025 were $21.0 million, including accrued interest and penalties, net of related items. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations, and cash flows. Furthermore, the timing of any related cash payments for these tax liabilities is inherently uncertain and is affected by variable factors outside our control.

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

The carrying value of goodwill as of December 31, 2025 was $2,098.5 million, which represented approximately 25% of our consolidated assets. As of December 31, 2025, goodwill of $1,986.4 million resides in our Consumer Money Transfer reporting unit, while the remaining $112.1 million resides in Consumer Services. For the years ended December 31, 2025 and 2024, we did not record any goodwill impairments. For the Consumer Money Transfer and Consumer Services reporting units, the fair values of the businesses significantly exceed their carrying amounts.

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

The net carrying value of our other intangible assets as of December 31, 2025 was $356.3 million. During the years ended December 31, 2025 and 2024, we recorded immaterial impairments related to other intangible assets.

Recent Accounting Pronouncements

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies for further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from changes in market rates and prices, including changes in foreign currency exchange rates and interest rates, and credit risk related to our agents and customers. A risk management program is in place to manage these risks.

Foreign Currency Exchange Rates

We provide our services primarily through a network of agent locations in more than 200 countries and territories. We manage foreign exchange risk through the structure of the business and an active risk management process. We currently settle with the significant majority of our agents and disbursement partners in United States dollars, Mexican pesos, or euros requiring those agents and disbursement partners to obtain local currency to pay recipients, and we generally do not rely on international currency markets to obtain and pay illiquid currencies. However, in certain circumstances, we settle in other currencies. The foreign currency exposure that does exist is limited by the fact that the significant majority of transactions are paid by the next day after they are initiated, and agent settlements occur within a few days in most instances. To mitigate this risk further, we enter into short duration foreign currency forward contracts, generally with maturities ranging from a few days to one month, to offset foreign exchange rate fluctuations between transaction initiation and settlement. We also have exposure to certain foreign currency denominated cash and other asset and liability positions and may utilize foreign currency forward contracts, typically with maturities of less than one year at inception, to offset foreign exchange rate fluctuations on these positions. In certain consumer money transfer transactions involving different send and receive currencies, we generate revenue based on the difference between the exchange rate set by us to the consumer and a rate available in the wholesale foreign exchange market, helping to provide protection against currency fluctuations. We attempt to promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies.

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

As of December 31, 2025, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $40 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of December 31, 2025 of approximately $2.4 billion. Approximately $1.0 billion of these assets bear interest at floating rates. These assets primarily include cash in banks and money market investments and are included in our Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of December 31, 2025, borrowings of $800 million under our Term Loan Facility were subject to floating interest rates. The interest on these borrowings was calculated using a selected SOFR plus an interest rate margin. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of December 31, 2025, there was $392 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions, although there were no such swaps outstanding as of December 31, 2025. As of December 31, 2025, our weighted-average effective rate on total borrowings was approximately 4.3%.

A hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to annual pre-tax income of approximately $12 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges, on December 31, 2025. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on December 31, 2025 that bear interest at floating rates, would result in an offsetting increase/decrease to annual pre-tax income of approximately $10 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

We are also exposed to credit risk related to receivable balances from agents in the money transfer, bill payment, and money order settlement process. We perform a credit review before each agent signing and conduct periodic analyses of agents and certain other parties we transact with directly. In addition, we are exposed to non-credit losses directly from consumer transactions, particularly through our digital channels, where transactions are originated through means other than cash and are therefore subject to “chargebacks,” insufficient funds, or other collection impediments, such as fraud.

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following:

Events or Factors Related to Our Business and Industry

•
changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, slowdowns in travel, or other events, such as public health emergencies, epidemics, or pandemics, civil unrest, war, terrorism, natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers;
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
•
geopolitical tensions, political conditions, armed conflicts or wars, and related actions, including trade restrictions, tariffs, and government sanctions, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents, clients, or other partners;
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
•
the development, deployment, and use of AI, machine learning, and automated decision-making technologies in our operations, including risks relating to system performance, data quality, regulatory compliance, bias, or unintended outcomes;

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
•
increased costs or loss of business due to regulatory initiatives and changes in laws, regulations, and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including regulations and guidance relating to digital currencies, stablecoins, and related technologies, the use of AI and automated decision-making systems, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, immigration, and sustainability reporting, including climate-related reporting;
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

Management assessed the effectiveness of Western Union’s internal control over financial reporting as of December 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2025, the Company’s internal control over financial reporting is effective. Western Union’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, Western Union’s independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10‑K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on Internal Control Over Financial Reporting

We have audited The Western Union Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Western Union Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Western Union Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Western Union Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Income taxes - International operating structure

Description of the Matter

As described in Note 10 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to taxation in many jurisdictions. The Company earns pre-tax income in multiple jurisdictions and incurs income tax obligations in these jurisdictions. Complexities can arise in determining the geographic mix of pre-tax income between certain tax jurisdictions, and the Company’s tax calculations and positions are subject to audit by various taxing authorities.

Auditing the Company’s geographic mix of pre-tax income between certain tax jurisdictions and its impact on the worldwide provision for income taxes is inherently complex, highly specialized and requires judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of geographic mix of pre-tax income between certain tax jurisdictions in the calculation of the provision for income taxes. This included controls over the completeness and accuracy of the underlying data used in the provision for income tax calculations.

We involved our tax professionals, including subject matter professionals, to assist in the evaluation of the Company’s tax obligations. We assessed the Company’s geographic mix of pre-tax income between certain tax jurisdictions and tested the provision for income tax calculations, including the completeness and accuracy of underlying data used in the calculations. We also evaluated the adequacy of the Company’s financial statement disclosures related to income tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Denver, Colorado
February 20, 2026

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$4,050.7	$4,209.7	$4,357.0
Expenses:
Cost of services	2,550.6	2,620.5	2,671.7
Selling, general, and administrative	742.8	863.4	867.8
Total expenses(a)	3,293.4	3,483.9	3,539.5
Operating income	757.3	725.8	817.5
Other income/(expense):
Gain on divestiture of business (Note 4)	—	—	18.0
Interest income	7.9	11.9	15.6
Interest expense	(143.0)	(119.8)	(105.3)
Other income, net	3.5	0.7	—
Total other expense, net	(131.6)	(107.2)	(71.7)
Income before income taxes	625.7	618.6	745.8
Provision for/(benefit from) income taxes	126.1	(315.6)	119.8
Net income	$499.6	$934.2	$626.0
Earnings per share:
Basic	$1.53	$2.75	$1.69
Diluted	$1.52	$2.74	$1.68
Weighted-average shares outstanding:
Basic	326.6	340.0	370.8
Diluted	327.6	341.1	371.8

(a)
As further described in Note 6, total expenses include amounts incurred with related parties of $40.9 million, $45.5 million, and $45.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$499.6	$934.2	$626.0
Other comprehensive income, net of reclassifications and tax (Note 12):
Unrealized gains/(losses) on investment securities	34.4	(0.4)	36.4
Unrealized gains/(losses) on hedging activities	(51.0)	28.4	(35.8)
Foreign currency translation adjustments	5.8	(1.2)	—
Total other comprehensive income/(loss)	(10.8)	26.8	0.6
Comprehensive income	$488.8	$961.0	$626.6

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,234.4	$1,474.0
Settlement assets	3,449.1	3,360.8
Property and equipment, net of accumulated depreciation of $473.5 and $454.9, respectively	95.0	84.2
Goodwill	2,098.5	2,059.6
Other intangible assets, net of accumulated amortization of $584.5 and $599.0, respectively	356.3	315.4
Deferred tax asset, net	226.2	265.0
Other assets (Note 9)	846.4	811.5
Total assets	$8,305.9	$8,370.5
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$408.4	$407.9
Settlement obligations	3,449.1	3,360.8
Income taxes payable	74.7	272.2
Deferred tax liability, net	153.2	155.6
Borrowings	2,877.8	2,940.8
Other liabilities (Note 9)	384.9	264.3
Total liabilities	7,348.1	7,401.6

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 315.7 shares and 337.9 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3.2	3.4
Capital surplus	1,117.4	1,070.8
Retained earnings/(accumulated deficit)	(11.5)	35.2
Accumulated other comprehensive loss	(151.3)	(140.5)
Total stockholders' equity	957.8	968.9
Total liabilities and stockholders' equity	$8,305.9	$8,370.5

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$499.6	$934.2	$626.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35.2	37.4	39.1
Amortization	130.2	141.7	144.5
Gain on divestiture of business, excluding transaction costs (Note 4)	—	—	(18.0)
Deferred income tax provision/(benefit) (Note 10)	34.9	(248.8)	(11.0)
Other non-cash items, net	124.8	123.5	113.9
Increase/(decrease) in cash, excluding the effects of acquisitions and divestitures, resulting from changes in:
Other assets	(45.0)	(125.7)	(36.3)
Accounts payable and accrued liabilities	(39.4)	(46.4)	(22.4)
Income taxes payable (Note 10)	(197.3)	(394.6)	(68.1)
Other liabilities	0.7	(15.0)	15.4
Net cash provided by operating activities	543.7	406.3	783.1
Cash flows from investing activities
Payments for capitalized contract costs	(27.3)	(11.8)	(36.4)
Payments for internal use software	(85.0)	(81.4)	(88.5)
Purchases of property and equipment	(38.5)	(37.4)	(22.9)
Purchases of settlement investments	(256.3)	(396.7)	(495.3)
Proceeds from the sale of settlement investments	89.2	356.0	262.0
Maturities of settlement investments	96.8	170.2	144.0
Proceeds from the sale of non-settlement investments (Note 8)	—	—	100.0
Other investing activities	(9.2)	(15.2)	(3.7)
Net cash used in investing activities	(230.3)	(16.3)	(140.8)
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 12)	(309.0)	(321.5)	(349.0)
Common stock repurchased (Note 12)	(234.6)	(186.2)	(308.4)
Net proceeds from/(repayments of) commercial paper	392.0	(364.9)	184.9
Net proceeds from credit facility borrowings	29.1	—	—
Net proceeds from issuance of borrowings	—	798.1	—
Principal payments on borrowings	(500.0)	—	(300.0)
Proceeds from exercise of options	—	—	0.2
Net change in settlement obligations	(159.3)	6.1	(122.8)
Other financing activities	(0.8)	(0.9)	(1.7)
Net cash used in financing activities	(782.6)	(69.3)	(896.8)
Net change in cash and cash equivalents, including settlement, and restricted cash	(469.2)	320.7	(254.5)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	2,106.9	1,786.2	2,040.7
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,637.7	$2,106.9	$1,786.2

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,234.4	$1,474.0	$1,268.6
Settlement cash and cash equivalents (Note 7)	402.0	631.6	496.0
Restricted cash in Other assets	1.3	1.3	21.6
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,637.7	$2,106.9	$1,786.2
Supplemental cash flow information:
Interest paid	$147.5	$114.0	$102.4
Income taxes paid	$295.7	$324.9	$197.4
Cash paid for lease liabilities	$67.7	$54.9	$40.1
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 11)	$34.0	$60.6	$39.1

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

				Retained	Accumulated
				Earnings/	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit)	Loss	Equity
Balance, December 31, 2022	373.5	$3.7	$995.9	$(353.9)	$(167.9)	$477.8
Net income	—	—	—	626.0	—	626.0
Stock-based compensation	—	—	35.9	—	—	35.9
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(350.3)	—	(350.3)
Repurchase and retirement of common shares	(24.9)	(0.3)	—	(310.9)	—	(311.2)
Shares issued under stock-based compensation plans	1.9	0.1	0.1	—	—	0.2
Other comprehensive income (Note 12)	—	—	—	—	0.6	0.6
Balance, December 31, 2023	350.5	3.5	1,031.9	(389.1)	(167.3)	479.0
Net income	—	—	—	934.2	—	934.2
Stock-based compensation	—	—	38.9	—	—	38.9
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(324.0)	—	(324.0)
Repurchase and retirement of common shares	(14.5)	(0.1)	—	(185.9)	—	(186.0)
Shares issued under stock-based compensation plans	1.9	—	—	—	—	—
Other comprehensive income (Note 12)	—	—	—	—	26.8	26.8
Balance, December 31, 2024	337.9	3.4	1,070.8	35.2	(140.5)	968.9
Net income	—	—	—	499.6	—	499.6
Stock-based compensation	—	—	46.6	—	—	46.6
Common stock dividends and dividend equivalents declared ($0.94 per share)	—	—	—	(311.5)	—	(311.5)
Repurchase and retirement of common shares	(24.4)	(0.2)	—	(234.8)	—	(235.0)
Shares issued under stock-based compensation plans	2.2	—	—	—	—	—
Other comprehensive loss (Note 12)	—	—	—	—	(10.8)	(10.8)
Balance, December 31, 2025	315.7	$3.2	$1,117.4	$(11.5)	$(151.3)	$957.8

See Notes to Consolidated Financial Statements.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business

The Western Union Company (“Western Union” or the “Company”) is a leader in cross-border, cross-currency money movement, payments, and digital financial services, empowering consumers, businesses, financial institutions, and governments with fast, reliable, and convenient ways to send money and make payments around the world. The Western Union brand is globally recognized. The Company’s services are available through a network of agent locations in more than 200 countries and territories and also through the Company’s or its third-party digital partners’ websites and mobile applications marketed under the Company’s brands (“Branded Digital”). Each location in the Company’s agent network is capable of providing one or more of the Company’s services.

The Western Union business consists of the following segments:

•
Consumer Money Transfer - The Consumer Money Transfer segment facilitates money transfers, which are primarily sent from retail agent and Company-operated locations worldwide or through websites and mobile devices. The Company’s money transfer service is provided through one interconnected global network. This service is available for international cross-border transfers and, in certain countries, intra-country transfers.
•
Consumer Services - The Consumer Services segment includes the Company’s bill payment services, money order services, travel money services, check acceptance services, media network, prepaid cards, lending partnerships, and digital wallets.

See Note 16 for further information regarding the Company’s segments.

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business, and the final closing for this transaction occurred on July 1, 2023. See Note 4 for further information regarding this transaction.

There are legal or regulatory limitations on transferring certain assets of the Company outside of the countries where these assets are located. However, there are generally no limitations on the use of these assets within those countries. Additionally, the Company must meet minimum capital requirements in some countries in order to maintain operating licenses. As of December 31, 2025, the Company’s restricted net assets associated with these asset limitations and minimum capital requirements totaled approximately $320 million.

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

Shares excluded from the diluted earnings per share calculation were 15.3 million, 11.6 million, and 9.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above the Company’s average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Year Ended December 31,
	2025	2024	2023
Basic weighted-average shares outstanding	326.6	340.0	370.8
Common stock equivalents	1.0	1.1	1.0
Diluted weighted-average shares outstanding	327.6	341.1	371.8

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Property and equipment consisted of the following (in millions):

	December 31,
	2025	2024
Equipment	$400.0	$380.5
Leasehold improvements	127.5	122.7
Furniture and fixtures	39.5	35.9
Projects in process	0.7	—
Other	0.8	—
Total property and equipment, gross	568.5	539.1
Less accumulated depreciation	(473.5)	(454.9)
Property and equipment, net	$95.0	$84.2

Amounts charged to expense for depreciation of property and equipment were $35.2 million, $37.4 million, and $39.1 million during the years ended December 31, 2025, 2024, and 2023, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and other intangible assets acquired less liabilities assumed, arising from business combinations. In the event a reporting unit’s carrying amount exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company’s annual impairment assessment did not identify any goodwill impairment during the years ended December 31, 2025, 2024, and 2023.

Other Intangible Assets

Other intangible assets primarily consist of software, contract costs (amounts paid to agents in connection with establishing and renewing long-term contracts), and acquired contracts. Other intangible assets are generally amortized on a straight-line basis over the length of the contract or benefit period. Included in the Consolidated Statements of Income is amortization expense of $130.2 million, $141.7 million, and $144.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The following table provides the components of other intangible assets (in millions):

	December 31, 2025		December 31, 2024
		Net of		Net of
	Initial	Accumulated	Initial	Accumulated
	Cost	Amortization	Cost	Amortization

Internal use software	$564.2	$187.9	$474.6	$165.0
Capitalized contract costs	217.7	96.6	307.1	101.1
Acquired contracts	59.5	16.0	43.1	—
Acquired trademarks	36.4	11.7	30.7	7.6
Other intangibles	26.8	7.9	18.5	1.3
Projects in process	36.2	36.2	40.4	40.4
Total other intangible assets	$940.8	$356.3	$914.4	$315.4

The estimated future aggregate amortization expense for existing other intangible assets as of December 31, 2025 is expected to be $153.3 million in 2026, $84.6 million in 2027, $32.1 million in 2028, $15.8 million in 2029, $13.2 million in 2030, and $21.1 million thereafter.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted cash flows associated with these assets or operations are compared with their carrying values to determine if a write-down to fair value (normally measured by the present value technique) is required. The Company recorded immaterial impairments related to other intangible assets during the years ended December 31, 2025 and 2024 and approximately $9 million of impairments related to other intangible assets during the year ended December 31, 2023.

Other Investments

Other investments consist of equity investments in privately-held companies that do not have readily determinable fair values. For these investments, the Company has less than a 20% interest and does not have control or significant influence. The Company has elected to measure these investments at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in the same issuer. These investments are reflected in Other assets in the Consolidated Balance Sheets as of December 31, 2025 and 2024. The Company has not recorded any material annual or cumulative impairment losses or valuation adjustments based on observable price changes.

Revenue Recognition

For the Company’s accounting policies with respect to revenue recognition, refer to Note 3.

Cost of Services

Cost of services primarily consists of agent commissions and expenses for call centers, settlement operations, and related information technology costs. Expenses within these functions include personnel, software, equipment, bank fees, credit losses, depreciation, amortization, and other expenses incurred in connection with providing money transfer and other payment services.

Advertising Costs

Advertising costs are charged to operating expenses as incurred. Advertising costs for the year ended December 31, 2025 were approximately 3% of revenues, and for the years ended December 31, 2024 and 2023 were approximately 4% of revenues in each period.

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

The Company has bill payment and other businesses in Argentina for which the local currency is the functional currency. However, as Argentina has been classified as a highly inflationary economy, all changes in the value of the Argentine peso on these businesses’ monetary assets and liabilities are reflected in net income.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Adopted Accounting Pronouncements

In December 2025, the Company adopted a new accounting standard that requires the Company to disclose more consistent and detailed categories in its statutory to effective income tax rate reconciliations and further disaggregate income taxes paid by jurisdiction, on a prospective basis. The adoption of this standard did not have an impact on the Company’s financial position or results of operations. Refer to Note 10 for additional information and the related disclosures.

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

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement regarding the disclosure of specified information about certain costs and expenses. The standard requires that public entities disclose certain detailed information about the types of expenses included in the expense captions presented within the Consolidated Statements of Income, provide qualitative descriptions for expenses not separately disaggregated quantitatively, and disclose an entity's definition and total amount of selling expenses. The Company is required to adopt the new standard for its 2027 annual reporting and interim periods thereafter, using either a prospective or retrospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's disclosures.

In September 2025, the FASB issued a new accounting pronouncement regarding accounting for internal-use software costs. The standard requires that entities capitalize software costs when both management has authorized and is committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended, referred to as the “probable-to-complete recognition threshold.” In evaluating the probable-to-complete recognition threshold, all entities that account for internal-use software costs under GAAP are required to consider whether there is significant uncertainty associated with the software development activities. The Company is

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to adopt the new standard for annual and interim periods beginning after December 15, 2027. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position, results of operations, and disclosures.

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

The Company recognized $3,879.6 million, $4,027.1 million, and $4,158.0 million in revenues from contracts with customers for the years ended December 31, 2025, 2024, and 2023, respectively. There were no material upfront costs incurred to obtain contracts with customers during these same periods. The Company has immaterial contract liability balances as of December 31, 2025 and 2024, which primarily related to its customer loyalty programs and other services. Contract asset balances related to customers were also immaterial as of December 31, 2025 and 2024, as the Company typically receives payment of consideration from its customers prior to satisfying performance obligations under the customer contracts. In addition to revenue generated from contracts with customers, the Company recognizes revenue from other sources, including investment income generated on settlement assets primarily related to money transfer and money order services and impacts from the Company’s foreign currency cash flow hedges.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Revenues from consumer money transfers are included in the Company’s Consumer Money Transfer segment and revenues from consumer bill payment, travel money, and other services are included in the Company’s Consumer Services segment. Revenues from business-to-business foreign exchange and payment services were included in the Company’s Business Solutions segment. See Note 16 for further information on the Company’s segments.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consumer Services

The Company offers bill payment, travel money, and other services that vary by contractual features, including the types and amounts of fixed charges and with respect to how fees are billed and collected. The identification of the contract with the customer for revenue recognition purposes is consistent with these features for each of these services. As with consumer money transfers, bill payment customers engage the Company to perform one integrated service — collect money from the consumer and process the transaction, thereby providing billers with real-time or near real-time information regarding consumer payments and simplifying the billers’ collection efforts. In travel money services, the Company earns revenue for the difference between the exchange rate for the currency sold to the consumer and the rate at which the Company acquired the currency and recognizes revenue at the time of the currency exchange with the consumer.

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

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the years ended December 31, 2025, 2024, and 2023 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Year Ended December 31, 2025
	Consumer
	Money	Consumer
	Transfers	Services	Total
Regions:
North America	$1,292.9	$151.7	$1,444.6
Europe and CIS	997.8	126.6	1,124.4
Middle East, Africa, and South Asia	543.3	0.2	543.5
Latin America and the Caribbean	376.8	194.3	571.1
Asia Pacific	196.0	—	196.0
Revenues from contracts with customers	$3,406.8	$472.8	$3,879.6
Other revenues(a)	100.6	70.5	171.1
Total revenues	$3,507.4	$543.3	$4,050.7

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

4. Acquisitions, Divestitures, and Goodwill

International Money Express Inc.

On August 10, 2025, the Company entered into an agreement to purchase the entire share capital of International Money Express, Inc. (“Intermex”) for approximately $500 million in cash. This transaction is expected to close in the second quarter of 2026, subject to the satisfaction of customary closing conditions, including receipt of remaining regulatory approvals. Intermex is a leading omnichannel money transfer provider, focused primarily on the United States to Latin America and the Caribbean corridors, through a network of agent retail locations, Intermex-operated stores, its mobile app, and websites.

Eurochange Limited

On April 7, 2025, the Company acquired the entire share capital of Eurochange Limited (“Eurochange”). The acquisition of Eurochange better enables the Company to deliver accessible financial services to consumers by expanding

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its travel money services and Company-operated locations in the United Kingdom (“UK”). Eurochange primarily provides travel money services through its own network of locations, agent locations, kiosks, and online platforms.

Business Solutions Divestiture

On August 4, 2021, the Company entered into an agreement to sell its Business Solutions business to Goldfinch Partners LLC and The Baupost Group LLC (collectively, “the Buyer”) for cash consideration of $910.0 million. The sale was completed in three closings, with the entire cash consideration collected at the first closing and allocated to the closings on a relative fair value basis. The final closing occurred on July 1, 2023, included the European Union operations, and resulted in a gain of $18.0 million. During the period between the first and final closings, the Company was required to pay the Buyer a measure of profit of the European Union operations, while owned by the Company, adjusted for the occupancy charges for employees of the Buyer using Company facilities and other items, as contractually agreed, which was $2.7 million for the year ended December 31, 2023 and was included in Other income, net in the Consolidated Statements of Income. The related income tax expense on this income was also passed to the Buyer.

Business Solutions revenues included in the Consolidated Statements of Income were $29.7 million and direct operating expenses, excluding corporate allocations, were $26.1 million for the year ended December 31, 2023. Divestiture costs directly associated with this transaction were $1.1 million for the year ended December 31, 2023.

Goodwill

The following table presents changes to goodwill for the years ended December 31, 2025 and 2024:

	Consumer Money Transfer	Consumer Services	Total
January 1, 2024 goodwill, net	$1,980.7	$53.9	$2,034.6
Additions	2.6	22.4	25.0
December 31, 2024 goodwill, net	$1,983.3	$76.3	$2,059.6
Additions	3.1	32.1	35.2
Currency translation	—	3.7	3.7
December 31, 2025 goodwill, net	$1,986.4	$112.1	$2,098.5

The Company did not record any goodwill impairments during the years ended December 31, 2025, 2024, and 2023.

5. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $120 million in outstanding letters of credit and bank guarantees as of December 31, 2025, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

Litigation and Related Contingencies

The Company is subject to certain claims, investigations, and litigation that could result in losses, including damages, fines, and/or civil penalties, which could be significant, and in some cases, criminal charges. The Company regularly evaluates the status of legal matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Furthermore, in determining whether disclosure is appropriate, the Company evaluates each legal matter to assess if there is at least a reasonable possibility that a material loss or additional material losses may have been incurred. The Company also evaluates whether an estimate of possible loss or range of loss can be made. Unless otherwise

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

specified below, the Company believes that there is at least a reasonable possibility that a loss or additional loss may have been incurred for each of the matters described below.

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of December 31, 2025. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is significant uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($12.3 million as of December 31, 2025). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against the Company in the amount of €9 million ($10.6 million as of December 31, 2025). The Plaintiffs have previously sought to seize funds from the Company’s agents in the DRC and may continue to attempt to seize funds to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and the Company intend to continue to challenge both judgments and defend themselves vigorously in these matters.

Regulatory Proceedings

In September 2025, the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) provided notice to Western Union Financial Services (Australia) PTY Ltd. (“WUFSA”), a subsidiary of the Company, asserting that it had grounds to suspect that WUFSA was not compliant with Australia’s money laundering and counter-terrorism financing act and requiring WUFSA to appoint an independent auditor to complete an audit of WUFSA’s compliance with specific sections of the act. The audit is ongoing, and WUFSA has provided, continues to provide, and may receive additional

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requests for information and documents related to the audit. Due to the investigative stage of the matter and the fact that no criminal charges or civil claims have been brought by AUSTRAC, the Company is unable to predict the outcome of the audit and any related regulatory enforcement, or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against WUFSA.

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

6. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for the years ended December 31, 2025, 2024, and 2023 totaled $40.9 million, $45.5 million, and $45.4 million, respectively.

7. Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements.

Settlement assets and obligations consisted of the following (in millions):

	December 31,
	2025	2024
Settlement assets:
Cash and cash equivalents	$402.0	$631.6
Receivables from agents and others	1,620.0	1,421.7
Less: Allowance for credit losses	(17.9)	(24.7)
Receivables from agents and others, net	1,602.1	1,397.0
Investment securities	1,445.1	1,332.3
Less: Allowance for credit losses	(0.1)	(0.1)
Investment securities, net	1,445.0	1,332.2
Total settlement assets	$3,449.1	$3,360.8
Settlement obligations:
Money transfer, money order, and payment service payables	$2,610.5	$2,655.5
Payables to agents	838.6	705.3
Total settlement obligations	$3,449.1	$3,360.8

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

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and forecasts of future economic conditions based on information known as of December 31, 2025.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others, and Business Solutions customers (in millions):

Agents and
Others
Allowance for credit losses as of December 31, 2024	$24.7
Current period provision for expected credit losses(a)	14.1
Write-offs charged against the allowance	(36.5)
Recoveries of amounts previously written off	15.1
Impacts of foreign currency exchange rates and other	0.5
Allowance for credit losses as of December 31, 2025	$17.9

Agents and
Others
Allowance for credit losses as of December 31, 2023	$15.4
Current period provision for expected credit losses(a)	25.6
Write-offs charged against the allowance	(29.9)
Recoveries of amounts previously written off	14.7
Impacts of foreign currency exchange rates and other	(1.1)
Allowance for credit losses as of December 31, 2024	$24.7

	Agents and	Business Solutions
	Others	Customers
Allowance for credit losses as of December 31, 2022	$11.4	$1.6
Current period provision for expected credit losses(a)	19.4	1.4
Write-offs charged against the allowance	(27.3)	(3.1)
Recoveries of amounts previously written off	13.9	—
Impacts of foreign currency exchange rates, divestitures, and other	(2.0)	0.1
Allowance for credit losses as of December 31, 2023	$15.4	$—

(a)
Provision does not include losses from chargebacks or fraud associated with transactions initiated through the Company’s digital channels, as these losses are not credit-related.

In addition, from time to time, the Company makes advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2025 and 2024, amounts advanced to agents and disbursement partners were $202.2 million and $209.1 million, respectively, and the related allowances for credit losses were immaterial.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2025	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$44.2	$44.2	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,137.2	1,131.4	12.5	(18.3)	(5.8)
Asset-backed securities	155.4	157.8	2.4	—	2.4
Corporate debt and other securities	151.3	155.9	6.1	(1.5)	4.6
Total available-for-sale securities	1,443.9	1,445.1	21.0	(19.8)	1.2
Total investment securities	$1,488.1	$1,489.3	$21.0	$(19.8)	$1.2

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2024	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$32.6	$32.6	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities(a)	1,069.5	1,029.0	2.7	(43.2)	(40.5)
Asset-backed securities	208.6	211.2	2.6	—	2.6
Corporate debt and other securities	94.8	92.1	0.8	(3.5)	(2.7)
Total available-for-sale securities	1,372.9	1,332.3	6.1	(46.7)	(40.6)
Total investment securities	$1,405.5	$1,364.9	$6.1	$(46.7)	$(40.6)

(a)
The majority of these securities are fixed-rate instruments.

The Company’s provision for credit losses on its investment securities for the years ended December 31, 2025, 2024, and 2023 and the related allowance for credit losses as of December 31, 2025 and 2024 were immaterial. As of December 31, 2025, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of December 31, 2025 (in millions):

Fair Value
Due within 1 year	$82.4
Due after 1 year through 5 years	550.0
Due after 5 years through 10 years	357.6
Due after 10 years	455.1
Total	$1,445.1

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

The following tables present the Company’s assets and liabilities which are measured at fair value on a recurring basis, by balance sheet category (in millions):

	Fair Value Measurement Using		Total
December 31, 2025	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$44.2	$—	$44.2
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,131.4	1,131.4
Asset-backed securities	—	157.8	157.8
Corporate debt and other securities	—	155.9	155.9
Other assets:
Derivatives	—	15.3	15.3
Total assets	$44.2	$1,460.4	$1,504.6
Liabilities:
Other liabilities:
Derivatives	$—	$40.2	$40.2
Total liabilities	$—	$40.2	$40.2

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement Using		Total
December 31, 2024	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$32.6	$—	$32.6
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,029.0	1,029.0
Asset-backed securities	—	211.2	211.2
Corporate debt and other securities	—	92.1	92.1
Other assets:
Derivatives	—	29.5	29.5
Total assets	$32.6	$1,361.8	$1,394.4
Liabilities:
Other liabilities:
Derivatives	$—	$3.6	$3.6
Total liabilities	$—	$3.6	$3.6

There were no material, non-recurring fair value adjustments for the year ended December 31, 2025. For the year ended December 31, 2024, non-recurring fair value adjustments were approximately $13 million for impairments related to the Company’s assets in Russia. For the year ended December 31, 2023, non-recurring fair value adjustments were approximately $12 million for impairments primarily related to software no longer in use and property and equipment. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2025 and 2024.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy, and the aggregate fair value of these borrowings was based on quotes from multiple banks. Fixed-rate notes are carried in the Company’s Consolidated Balance Sheets at their original issuance values as adjusted over time to amortize or accrete that value to par. As of December 31, 2025, the carrying value and fair value of the Company’s borrowings were $2,877.8 million and $2,881.3 million, respectively (see Note 14). As of December 31, 2024, the carrying value and fair value of the Company’s borrowings were $2,940.8 million and $2,876.7 million, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Assets and Other Liabilities

The following table summarizes the components of Other assets and Other liabilities (in millions):

	December 31,
	2025	2024
Other assets:
Amounts advanced to agents and disbursement partners	$202.2	$209.1
Right of use (“ROU”) assets	195.2	161.1
Other investments(a)	169.2	169.2
Prepaid expenses	96.4	98.5
Equity method investments	47.1	43.7
Derivatives	15.3	29.5
Other	121.0	100.4
Total other assets	$846.4	$811.5
Other liabilities:
Operating lease liabilities	$225.7	$191.2
Agent deposits	63.5	46.7
Derivatives	40.2	3.6
Other	55.5	22.8
Total other liabilities	$384.9	$264.3

(a)
Represents equity investments without readily determinable fair values recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment in the same issuer.

10. Income Taxes

The components of pre-tax income, generally based on the jurisdiction of the legal entity, were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(134.7)	$(75.7)	$(40.0)
Foreign	760.4	694.3	785.8
Total pre-tax income	$625.7	$618.6	$745.8

For the years ended December 31, 2025, 2024, and 2023, 122%, 112%, and 105% of the Company’s pre-tax income was derived from foreign sources, respectively.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2025, the Company’s effective tax rates differed from statutory rates as follows (in millions):

	Year Ended December 31,
	2025
Federal statutory rate	$131.4	21.0%
State and local income taxes, net of federal income tax benefits(a)	0.8	0.1%
Foreign tax effects
Malta
Tax rate differential	18.3	2.9%
Notional interest deduction	(23.3)	(3.7)%
Other	(0.3)	(0.1)%
United Arab Emirates
Tax rate differential	(49.2)	(7.9)%
Minimum tax	9.9	1.6%
Other	3.9	0.6%
Other foreign jurisdictions	9.2	1.5%
Effect of cross-border tax laws
Global intangible low-taxed income, net of credits	5.6	0.9%
Subpart F income, net of credits	8.8	1.4%
Changes in valuation allowances	2.0	0.3%
Nontaxable and nondeductible items
Stock-based compensation awards	6.6	1.1%
Other	0.9	0.2%
Changes in unrecognized tax benefits	5.5	0.9%
Other adjustments	(4.0)	(0.6)%
Effective tax rate	$126.1	20.2%

(a)
State taxes in Colorado, Pennsylvania, and South Carolina made up the majority of the tax effect in this category.

For the years ended December 31, 2024, and 2023, the Company’s effective tax rates differed from statutory rates as follows (in millions):

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal income tax benefits	(0.1)%	0.3%
Foreign rate differential, net of United States tax paid on foreign earnings (6.9% and 3.0%, respectively)	(7.2)%	(8.5)%
Divestitures	—%	0.5%
Lapse of statute of limitations	(0.7)%	(0.8)%
Valuation allowances	0.4%	0.7%
Uncertain tax positions	(0.2)%	2.3%
IRS settlement	(22.3)%	—%
International reorganization	(40.2)%	—%
Other	(1.7)%	0.6%
Effective tax rate	(51.0)%	16.1%

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the Company’s effective tax rate for the year ended December 31, 2025 compared to the prior year was primarily due to the recognition of deferred tax assets, net of valuation allowance, associated with the reorganization of the Company's international operations and a settlement of the IRS examination of the Company's 2017 and 2018 federal income tax returns, which resulted in tax benefits of $255.2 million and $137.8 million, respectively. Both of these items occurred and were recognized in the year ended December 31, 2024, and the change in the Company’s effective tax rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 was also primarily due to these items.

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

The Company’s provision for/(benefit from) income taxes consisted of the following components (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$16.9	$(111.1)	$30.6
State and local	4.4	(3.8)	2.7
Foreign	69.9	48.1	97.5
Total current taxes	91.2	(66.8)	130.8
Deferred:
Federal	(9.1)	10.8	(12.1)
State and local	(1.0)	(0.9)	(0.7)
Foreign	45.0	(258.7)	1.8
Total deferred taxes	34.9	(248.8)	(11.0)
	$126.1	$(315.6)	$119.8

For the year ended December 31, 2025, the components of income taxes paid was as follows (in millions):

December 31, 2025
U.S. federal	$238.2
U.S. state and local(a)	1.7
Foreign(a)	55.8
Income taxes paid, net of amounts refunded	$295.7

(a)
The amount of income taxes paid during the year in any individual jurisdiction did not exceed 5% of total income taxes paid.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of deferred tax items (in millions):

	December 31,
	2025	2024
Deferred tax assets related to:
Reserves, accrued expenses and employee-related items	$20.1	$16.6
Lease liabilities	16.5	19.2
Tax attribute carryovers	45.7	67.7
Intangibles, property and equipment	270.5	297.3
Deferred benefits of uncertain tax positions	7.2	6.8
Securities and investments	2.3	6.4
Other	4.5	3.2
Valuation allowance	(93.3)	(90.3)
Total deferred tax assets	273.5	326.9
Deferred tax liabilities related to:
Intangibles, property and equipment	190.0	205.1
Lease right-of-use assets	10.5	12.4
Total deferred tax liabilities	200.5	217.5
Net deferred tax asset/(liability)(a)	$73.0	$109.4

(a)
As of December 31, 2025 and 2024, deferred tax assets that cannot be fully offset by deferred tax liabilities in the respective tax jurisdictions were $226.2 million and $265.0 million, respectively.

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

The Company has outside book-tax basis differences that primarily relate to undistributed foreign earnings not already subject to United States federal, state, or non-United States income taxation. Such undistributed earnings continue to be indefinitely reinvested in foreign operations. Upon future realization of the Company’s book-tax basis differences, the Company could be subject to United States federal income taxes, state taxes, and possible withholding taxes payable to various foreign countries. However, determination of this amount of unrecognized deferred tax liability is not practicable because of complexities associated with its hypothetical calculation.

Tax reform legislation enacted into United States law in 2017 (“the Tax Act”) imposed a domestic one-time tax on the Company’s previously undistributed earnings of foreign subsidiaries, with certain exceptions. This tax charge, combined with the Company’s other 2017 United States taxable income and tax attributes, resulted in a 2017 United States federal tax liability of approximately $800 million. The Company elected to pay this liability in periodic installments with the final installment payment occurring in the second quarter of 2025. For the years ended December 31, 2025, 2024, and 2023, the Company made installment payments of $218.7 million, $159.3 million, and $119.5 million, respectively.

On July 4, 2025, the United States government enacted into law the One Big Beautiful Bill Act (the “OBBB”). The OBBB includes a broad range of tax reform provisions affecting businesses, and while the Company continues to evaluate

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the provisions of the OBBB as they become effective, the income tax provisions of the OBBB did not have a material impact on its current financial position or results of operations.

Uncertain Tax Positions

The Company has established contingency reserves for a variety of tax exposures. As of December 31, 2025, the total amount of tax contingency reserves was $21.0 million, including accrued interest and penalties, net of related items. The Company’s tax reserves reflect management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to these reserves, the Company’s income tax expense would include: (i) any changes in tax reserves arising from material changes in facts and circumstances (i.e., new information) surrounding a tax issue during the period and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period. Such resolution could materially increase or decrease income tax expense in the Company’s consolidated financial statements in future periods and could impact operating cash flows.

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

	2025	2024
Balance as of January 1	$55.6	$269.4
Increase related to current period tax positions(a)	2.9	1.0
Increase related to prior period tax positions	5.9	0.8
Decrease related to prior period tax positions	—	—
Decrease due to settlements with taxing authorities	(10.6)	(213.1)
Decrease due to lapse of applicable statute of limitations	(1.1)	(2.4)
Decrease due to effects of foreign currency exchange rates	(0.1)	(0.1)
Balance as of December 31	$52.6	$55.6

(a)
Includes recurring accruals for issues which initially arose in previous periods.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $47.7 million and $45.1 million as of December 31, 2025 and 2024, respectively, excluding interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in Provision for/(benefit from) income taxes in its Consolidated Statements of Income and records the associated liability in Income taxes payable in its Consolidated Balance Sheets. The Company recognized $(5.5) million, $(15.3) million, and $14.7 million in interest and penalties during the years ended December 31, 2025, 2024, and 2023, respectively. The Company has accrued $11.0 million and $16.6 million for the payment of interest and penalties as of December 31, 2025 and 2024, respectively. The unrecognized tax benefits accrual as of December 31, 2025 consists of federal, state, and foreign tax matters.

The Company and its subsidiaries file tax returns for the United States, for multiple states and localities, and for various non-United States jurisdictions, with these filings subject to examination by the respective authorities.

The conclusion of the examination of the Company's consolidated federal income tax returns for 2017 and 2018 resulted in both agreed and unagreed adjustments. The agreed adjustments have been reflected in the Company's financial statements, and the Company settled certain of the unagreed adjustments during the third quarter of 2024, which resulted in a tax benefit of $137.8 million for the year ended December 31, 2024. The Company is contesting the one remaining

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unagreed adjustment at the IRS Appeals level and has fully reserved for this unagreed adjustment. The Company's U.S. federal income tax returns since 2022 are also eligible to be examined.

11. Leases

The Company leases real properties for use as Company-operated locations, administrative offices, and sales offices, in addition to transportation, office, and other equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Operating lease right of use (“ROU”) assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease and variable non-lease components within the Company’s lease agreements are accounted for separately. The Company has no material leases in which the Company is the lessor.

The Company’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2025 and 2024, total ROU assets were $195.2 million and $161.1 million, respectively, and operating lease liabilities were $225.7 million and $191.2 million, respectively. The ROU assets and operating lease liabilities are included in Other assets and Other liabilities, respectively, in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities is included in Cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Operating lease costs, which are included in Total expenses in the Company’s Consolidated Statements of Income, were $69.1 million, $52.5 million, and $37.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2025, 2024, and 2023.

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

The following table summarizes the weighted-average lease terms and discount rates for operating lease liabilities:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	4.2	4.7
Weighted-average discount rate	7.8%	8.9%

The following table represents maturities of operating lease liabilities as of December 31, 2025 (in millions):

December 31, 2025
Due within 1 year	$80.6
Due after 1 year through 2 years	57.1
Due after 2 years through 3 years	45.0
Due after 3 years through 4 years	32.2
Due after 4 years through 5 years	22.5
Due after 5 years	11.8
Total lease payments	249.2
Less imputed interest	(23.5)
Total operating lease liabilities	$225.7

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

	Amounts Reclassified from AOCL to Net Income
	Income Statement	Year Ended December 31,
Income for the period (in millions)	Location	2025	2024	2023
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$1.1	$1.4	$(6.6)
Income tax benefit/(expense)	Provision for/(benefit from) income taxes	(0.2)	(0.3)	1.0
Total reclassification adjustments related to investment securities, net of tax		0.9	1.1	(5.6)
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	(10.1)	2.4	23.9
Interest rate contracts	Interest expense	0.2	0.2	0.1
Income tax benefit/(expense)	Provision for/(benefit from) income taxes	0.7	—	(0.2)
Total reclassification adjustments related to cash flow hedges, net of tax		(9.2)	2.6	23.8
Total reclassifications, net of tax		$(8.3)	$3.7	$18.2

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the components of AOCL, net of tax in the accompanying Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2024	$(33.4)	$13.1	$(120.2)	$(140.5)
Unrealized gains/(losses)	42.9	(65.6)	5.8	(16.9)
Tax benefit/(expense)	(7.6)	5.4	—	(2.2)
Amounts reclassified from AOCL into earnings, net of tax	(0.9)	9.2	—	8.3
As of December 31, 2025	$1.0	$(37.9)	$(114.4)	$(151.3)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)
Unrealized gains/(losses)	1.0	32.4	(1.2)	32.2
Tax expense	(0.3)	(1.4)	—	(1.7)
Amounts reclassified from AOCL into earnings, net of tax	(1.1)	(2.6)	—	(3.7)
As of December 31, 2024	$(33.4)	$13.1	$(120.2)	$(140.5)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2022	$(69.4)	$20.5	$(119.0)	$(167.9)
Unrealized gains/(losses)	37.3	(12.1)	—	25.2
Tax benefit/(expense)	(6.5)	0.1	—	(6.4)
Amounts reclassified from AOCL into earnings, net of tax	5.6	(23.8)	—	(18.2)
As of December 31, 2023	$(33.0)	$(15.3)	$(119.0)	$(167.3)

Cash Dividends Paid

Cash dividends paid for the years ended December 31, 2025, 2024, and 2023 were $304.7 million, $318.3 million, and $346.1 million, respectively. The Company’s Board of Directors declared quarterly cash dividends of $0.235 per common share for each quarter during the years ended December 31, 2025, 2024, and 2023.

On February 19, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.235 per common share payable on March 31, 2026 to shareholders of record at the close of business on March 17, 2026.

Share Repurchases

During the years ended December 31, 2025, 2024, and 2023, 23.7 million, 13.9 million, and 24.3 million shares, respectively, were repurchased for $224.7 million, $177.3 million, and $300.0 million, respectively, excluding commissions, at an average cost of $9.49, $12.75, and $12.35, respectively, under the share repurchase authorizations approved by the Company's Board of Directors, including one which expired on December 31, 2024. On December 13, 2024, the Company's Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. As of December 31, 2025, $775.3 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Consolidated Statements of Cash Flows represent both shares

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on stock awards that have vested.

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

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of one to two years, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of December 31, 2025, these foreign currency forward contracts had maturities of a maximum of 36 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of December 31, 2025 and 2024 were as follows (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2025	2024
Contracts designated as hedges:
Euro	$283.8	$210.5
Canadian dollar	142.9	111.7
British pound	120.0	75.6
Australian dollar	73.4	51.2
Swiss franc	59.2	41.6
Swedish krona	33.4	(b)
Other(a)	49.4	35.7
Contracts not designated as hedges:
Euro	$437.6	$499.1
British pound	144.3	118.1
Mexican peso	86.4	85.7
Kuwaiti dinar	81.6	(b)
Australian dollar	72.8	49.0
Philippine peso	59.9	89.8
Indian rupee	50.6	57.7
Canadian dollar	38.0	35.5
Swiss franc	36.9	32.6
Singapore dollar	33.8	31.4
Chinese yuan	33.2	(b)
Indonesian rupiah	30.0	(b)
Thai baht	29.3	(b)
Brazilian real	28.5	(b)
Swedish krona	25.5	(b)
Other(a)	106.5	208.5

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.
(b)
Amount is below $25 million for the relevant period; therefore, the balance has been included within “Other.”

Business Solutions Operations

Prior to the final closing of the Business Solutions sale in 2023, the derivatives written related to this business were part of the broader portfolio of foreign currency positions arising from the Company’s cross-currency payments operations, which primarily included spot exchanges of currency in addition to forwards and options. Foreign exchange revenue from the total portfolio of positions included in Revenues in the Company’s Consolidated Statements of Income was $27.8 million for the year ended December 31, 2023. None of the derivative contracts used in Business Solutions operations were designated as accounting hedges.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$11.4	$24.4	Other liabilities	$37.6	$0.2
Derivatives not designated as hedges:
Foreign currency	Other assets	3.9	5.1	Other liabilities	2.6	3.4
Total derivatives		$15.3	$29.5		$40.2	$3.6

Offsetting of Derivative Assets and Liabilities

The Company has elected to present derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets; however, derivatives associated with the Company's foreign currency exchange contracts that are subject to a master netting arrangement or similar agreement would have resulted in an offset of $6.2 million and $3.4 million to both derivative assets and liabilities as of December 31, 2025 and 2024, respectively. This includes the fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Foreign currency derivatives(a)	$(65.6)	$32.4	$(12.1)

(a)
For the years ended December 31, 2025, 2024, and 2023, gains/(losses) of $4.9 million, $(1.9) million, and $2.5 million, respectively, represent the amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

The following table presents the location and amounts of pre-tax net gains/(losses) from cash flow hedging relationships recognized in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 (in millions):

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025		2024		2023
		Interest		Interest		Interest
	Revenues	Expense	Revenues	Expense	Revenues	Expense
Total amounts presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$4,050.7	$(143.0)	$4,209.7	$(119.8)	$4,357.0	$(105.3)
Gains/(losses) on cash flow hedges:
Foreign currency derivatives:
Gains/(losses) reclassified from AOCL into earnings	(10.1)	—	2.4	—	23.9	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	9.8	—	6.4	—	6.6	—
Interest rate derivatives:
Gains reclassified from AOCL into earnings	—	0.2	—	0.2	—	0.1

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) on derivatives (from undesignated hedges) in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 (in millions):

		Year Ended December 31,
Derivatives(a)	Location	2025	2024	2023
Foreign currency derivatives(b)	Selling, general, and administrative	$(6.1)	$48.4	$18.0

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
(b)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Consolidated Statements of Income, were $11.4 million, $(68.0) million, and $(2.6) million for the years ended December 31, 2025, 2024, and 2023, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Based on December 31, 2025 foreign exchange rates, an accumulated other comprehensive pre-tax loss of $19.8 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Commercial paper	$392.0	$—
Credit facility borrowings(a)	42.9	—
Notes:
2.850% notes due 2025(b)	—	500.0
1.350% notes due 2026(c)	600.0	600.0
2.750% notes due 2031(c)	300.0	300.0
6.200% notes due 2036(c)	500.0	500.0
6.200% notes due 2040(c)	250.0	250.0
Term loan facility borrowings (effective rate of 5.2%)	800.0	800.0
Total borrowings at par value	2,884.9	2,950.0
Debt issuance costs and unamortized discount, net	(7.1)	(9.2)
Total borrowings at carrying value(d)	$2,877.8	$2,940.8

(a)
One of the Company's subsidiaries utilizes a short-term revolving credit facility agreement to fund certain operating activities in the UK. The subsidiary may borrow up to £60 million ($81 million as of December 31, 2025), and the facility expires in February 2030. Drawdowns of the credit facility borrowings are restricted for use in this subsidiary to purchase physical currency or repay existing borrowings on the facility. These credit facility borrowings as of December 31, 2025 had a weighted-average annual interest rate of approximately 5.3%.
(b)
Certain proceeds from the term loan facility borrowings were used to repay $500.0 million of the aggregate principal amount of 2.850% unsecured notes which matured in January 2025. See the Term Loan Facility and Notes sections below for further discussion.
(c)
The difference between the stated interest rate and the effective interest rate is not significant.
(d)
As of December 31, 2025, the Company’s weighted-average effective rate on total borrowings was approximately 4.3%.

The following summarizes the Company’s maturities of its borrowings at par value as of December 31, 2025 (in millions):

Due within 1 year	$1,034.9
Due after 1 year through 2 years	800.0
Due after 2 years through 3 years	—
Due after 3 years through 4 years	—
Due after 4 years through 5 years	—
Due after 5 years	1,050.0
Total	$2,884.9

The Company’s notes, term loan facility, and commercial paper program, as described below, rank equally. These obligations may be structurally subordinated to obligations of the Company’s subsidiaries.

Commercial Paper Program

Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s Revolving Credit Facility as defined below. The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of December 31, 2025 had a weighted-average annual interest rate of approximately 3.9% and a weighted-average term of approximately 4 days. As of December 31, 2025, the Company had $392 million in commercial paper borrowings outstanding and as of December 31, 2024, the Company had no commercial paper borrowings outstanding.

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

The Company has a revolving credit facility that provides for unsecured financing facilities, including a $250.0 million letter of credit subfacility and $300.0 million swing line sublimit, and allows the Company to draw loans payable based upon the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, or the Sterling Overnight Index Average (the “Revolving Credit Facility”). On February 28, 2025, the Company increased the aggregate revolving credit commitments to $1.62 billion. The Revolving Credit Facility matures on November 30, 2029. The Revolving Credit Facility supports borrowings under the Company’s commercial paper program.

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

As of December 31, 2025 and 2024, the Company had no revolving credit facility borrowings outstanding.

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

Delayed Draw Term Loan Facility

On January 9, 2026, the Company entered into a new delayed draw term loan credit agreement (“Delayed Draw Term Loan Facility”) providing for an unsecured term loan facility in an aggregate amount of $800.0 million. The Company has until July 8, 2026 to draw upon the Delayed Draw Term Loan Facility, which matures on the third anniversary of the initial funding date. The Company has the option to increase the commitments under the Delayed Draw Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new banks under the Delayed Draw Term Loan Facility. The Company may use the proceeds from the Delayed Draw Term Loan Facility to repay its 1.350% notes due March 2026 or finance the cash consideration for its acquisition of the outstanding equity interests of Intermex.

Interest due under the Term Loan Facility and the Delayed Draw Term Loan Facility is payable according to the terms of that respective facility. Generally, interest under the Term Loan Facility and the Delayed Draw Term Loan Facility is calculated using either (i) an adjusted term SOFR, or other applicable benchmark based on the currency of the borrowing, plus an interest rate margin determined on a sliding scale from 1.000% to 1.625% based on the Company’s credit rating (currently 1.250%) or (ii) a base rate plus a margin determined on a sliding scale from 0.000% to 0.625% based on the Company’s credit rating (currently 0.250%).

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes

On March 9, 2021, the Company issued $600.0 million of aggregate principal amount of 1.350% unsecured notes due March 15, 2026 (“2026 Notes”) and $300.0 million of aggregate principal amount of 2.750% unsecured notes due March 15, 2031 (“2031 Notes”). Interest with respect to these notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Company may redeem the 2031 Notes, in whole or in part, at any time prior to December 15, 2030, at the greater of par or a price based on the applicable treasury rate plus 25 basis points. The Company may redeem the 2026 Notes and the 2031 Notes at any time after February 15, 2026 and December 15, 2030, respectively, at a price equal to par, plus accrued interest.

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

The Revolving Credit Facility, Term Loan Facility, and Delayed Draw Term Loan Facility contain covenants, subject to certain exceptions, that, among other things, limit or restrict the Company’s ability to sell or transfer assets or merge or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into sale and leaseback transactions, incur certain subsidiary level indebtedness, or use proceeds in violation of anti-corruption or anti-money laundering laws. The Company’s notes are subject to similar covenants except that only the 2036 Notes contain covenants limiting or restricting subsidiary indebtedness, and none of the Company’s notes are subject to a covenant that limits the Company’s ability to impose restrictions on subsidiary dividends. Under its Revolving Credit Facility, Term Loan Facility, and Delayed Draw Term Loan Facility, the Company is required to maintain compliance with a consolidated adjusted Earnings before Interest, Taxes, Depreciation and Amortization interest coverage ratio covenant of greater than 3:1 for each period of four consecutive fiscal quarters.

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

15. Stock-Based Compensation Plans

The Western Union Company 2015 Long-Term Incentive Plan and 2024 Long-Term Incentive Plan

The Western Union Company 2024 Long-Term Incentive Plan (“2024 LTIP”), approved on May 17, 2024, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards. These awards may be granted to the Company's employees, non-employee directors, consultants,

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

independent contractors, and agents by the Compensation and Benefits Committee of the Company’s Board of Directors (the “CBC”), in its sole discretion. Prior to this, equity-based awards were granted out of the 2015 Long-Term Incentive Plan (“2015 LTIP”). Shares available for grant under the 2024 LTIP were 22.2 million as of December 31, 2025.

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

Restricted stock units granted to employees typically vest on a graded basis over three or four years in equal, annual increments, beginning one year after the grant date, or three years after grant date on a cliff basis. Restricted stock units granted to executive officers and employees terminated involuntarily and without cause vest on a prorated basis upon termination. Restricted stock units granted to certain retirement eligible employees who provide advance notice of retirement may vest fully upon termination. Restricted stock units granted in 2025 and 2024 to retirement eligible employees who do not provide advance notice of retirement may be forfeited upon termination, whereas 2023 awards may vest on a prorated basis upon termination. The fair value of restricted stock units is measured based on the Company’s stock price on the grant date. Restricted stock units accrue dividend equivalents, with dividend equivalents paid in cash to the extent that the underlying shares vest. Compensation expense related to restricted stock units is recognized over the requisite service period, which is the same as the vesting period.

In 2025, 2024, and 2023, the CBC granted the CEO long-term incentive awards consisting of 60% Financial Performance Share Units (“PSUs”) with a total shareholder return (“TSR”) modifier (“Financial PSUs with a TSR modifier”), 20% stock option awards, and 20% restricted stock unit awards. In 2025 and 2024, the CBC granted the Company’s executive officers and certain other key employees, excluding the CEO, long-term incentive awards which consisted of a combination of: 1) Financial PSUs with a TSR modifier, restricted stock unit awards, and stock option awards, or 2) Financial PSUs with a TSR modifier and restricted stock unit awards. In 2023, the CBC granted these employees Financial PSUs with a TSR modifier and restricted stock unit awards. In 2025, 2024, and 2023, the CBC granted other executive management of the Company awards which consisted of 50% Financial PSUs with a TSR modifier and 50% restricted stock unit awards, and the CBC also granted certain other non-executive employees of the Company annual equity grants consisting of restricted stock unit awards over this same period.

The performance-based restricted stock units granted to the Company’s executives in 2025, 2024 and 2023 are Financial PSUs with a TSR modifier. The financial metric requires the Company to meet certain financial objectives over three individual, annual performance periods. The market condition consists of a modifier tied to the Company’s total shareholder return in relation to the S&P MidCap 400 or S&P 500 Index as calculated over a three-year performance period.

The PSUs discussed above will vest 100% on the third anniversary of the grant date, contingent upon threshold financial and market performance metrics being met. The actual number of performance-based restricted stock units that the recipients will receive for awards in 2025, 2024 and 2023 range from 0% up to 200% of the target number of stock units granted, contingent upon actual financial and total shareholder return performance results. The grant date fair value of all performance based restricted stock units is fixed, and the amount of restricted stock units that will ultimately vest depends upon the level of achievement of the performance and market conditions over the performance period. The fair value of the Financial PSUs with a TSR modifier is determined using the Monte-Carlo simulation model. Awards granted to executive officers and employees terminated involuntarily and without cause vest on a prorated basis upon termination. Financial PSUs with a TSR modifier granted to certain retirement eligible employees who provide advance notice of retirement may vest fully upon termination. Financial PSUs with a TSR modifier granted in 2025 and 2024 to retirement eligible employees who do not provide advance notice of retirement may be forfeited upon termination, whereas 2023 awards may vest on a prorated basis upon termination. Compensation expense related to PSUs is recognized over the requisite service period, which is the same as the vesting period.

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

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2025 was as follows (options and aggregate intrinsic value in millions):

		Weighted- Average Exercise	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Outstanding as of January 1	8.4	$14.92
Granted	3.9	$10.64
Exercised	—	$—
Cancelled/forfeited	(0.1)	$19.63
Outstanding as of December 31	12.2	$13.51	7.8	$—
Options exercisable as of December 31	5.2	$15.96	6.7	$—

There were no options exercised during the years ended December 31, 2025 and 2024. The Company received $0.2 million in cash proceeds related to the exercise of stock options during the year ended December 31, 2023. Upon the exercise of stock options, shares of common stock are issued from authorized common shares. The total tax benefits and total intrinsic value from the exercise of options were immaterial for the year ended December 31, 2023.

Restricted Stock Activity

A summary of activity for restricted stock units and performance-based restricted stock units for the year ended December 31, 2025 was as follows (units in millions):

		Weighted-Average
	Units	Grant-Date Fair Value
Non-vested as of January 1	8.2	$14.14
Granted	5.6	$10.43
Vested	(2.2)	$14.42
Forfeited	(2.0)	$13.50
Non-vested as of December 31	9.6	$12.05

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Expense

The following table sets forth the total impact on earnings for stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, restricted stock units, performance-based restricted stock units and deferred stock units for the years ended December 31, 2025, 2024, and 2023 (in millions, except per share data):

	2025	2024	2023
Stock-based compensation expense	$(46.6)	$(38.9)	$(35.9)
Income tax benefit from stock-based compensation expense	7.6	6.8	6.1
Net income impact	$(39.0)	$(32.1)	$(29.8)
Earnings per share impact:
Basic and diluted	$(0.12)	$(0.09)	$(0.08)

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

As of December 31, 2025, there was $4.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.5 years, and there was $38.4 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units and performance-based restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

Fair Value Assumptions

The Company used the following assumptions for the Black-Scholes option pricing model to determine the value of Western Union options granted for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Stock options granted:
Weighted-average risk-free interest rate	4.3%	4.2%	4.0%
Weighted-average dividend yield	8.8%	7.7%	6.0%
Volatility	29.3%	26.9%	27.8%
Expected term (in years)	7.19	7.12	7.23
Weighted-average grant date fair value	$1.15	$1.47	$2.09

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

Expected volatility - For the Company’s executives and non-employee directors, the Company used a blend of implied and historical volatility, which was calculated using the market price of traded options on Western Union’s common stock and the historical volatility of Western Union stock. There were no options granted to non-executive employees in 2025, 2024, or 2023.

Expected term - For 2025, 2024, and 2023, the expected term for the Company's executives and non-employee director grants was approximately seven years and eight years, respectively. The Company’s expected term for options was based

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

upon, among other things, historical exercises, the vesting term of the Company’s options, and the options’ contractual term of 10 years.

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

The Company's CODM is the President and Chief Executive Officer. The CODM uses segment operating income or loss to assess performance, including by comparing the results of each segment with one another, and allocate resources to the segments. This measure includes all expenses necessary to operate the segment and enables the CODM to understand segment profitability based on prior resource allocation decisions. This measure also excludes certain expenses such as exit costs, other severance, and operating expense redeployment activities which may be driven by corporate initiatives or could result in a lack of comparability if included in segment operating income.

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

The Consumer Services segment primarily includes the Company’s bill payment services, money order services, travel money services, check acceptance services, media network, prepaid cards, lending partnerships, and digital wallets.

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

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s segment results for the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year Ended December 31, 2025
	Consumer Money Transfer	Consumer Services	Total
Revenues	$3,507.4	$543.3	$4,050.7
Expenses:
Direct transactional expenses(a)	1,635.9	147.8	1,783.7
Depreciation and amortization(b)	100.0	21.1	121.1
Other segment items(c)	1,096.9	258.5	1,355.4
Total segment operating income	$674.6	$115.9	$790.5
Severance costs(d)			(15.8)
Acquisition, separation, and integration costs(e)			(10.9)
Amortization and impairment of acquisition-related intangible assets(f)			(3.4)
Russia termination costs(g)			(3.1)
Total consolidated operating income			$757.3

	Year Ended December 31, 2024
	Consumer Money Transfer	Consumer Services	Total
Revenues	$3,798.0	$411.7	$4,209.7
Expenses:
Direct transactional expenses(a)	1,731.0	128.8	1,859.8
Depreciation and amortization(b)	99.2	17.1	116.3
Other segment items(c)	1,230.4	213.5	1,443.9
Total segment operating income	$737.4	$52.3	$789.7
Redeployment program costs(h)			(41.4)
Severance costs(d)			(1.2)
Acquisition, separation, and integration costs(e)			(4.1)
Amortization and impairment of acquisition-related intangible assets(f)			(2.4)
Russia asset impairments and termination costs(g)			(14.8)
Total consolidated operating income			$725.8

	Year Ended December 31, 2023
	Consumer Money Transfer	Consumer Services	Business Solutions(i)	Total
Revenues	$4,005.0	$322.3	$29.7	$4,357.0
Expenses:
Direct transactional expenses(a)	1,842.4	78.1	6.8	1,927.3
Depreciation and amortization(b)	97.2	9.9	—	107.1
Other segment items(c)	1,314.6	141.8	19.2	1,475.6
Total segment operating income	$750.8	$92.5	$3.7	$847.0
Redeployment program costs(h)				(29.5)
Total consolidated operating income				$817.5

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Direct transactional expenses include commissions to agents, bank fees, credit and non-credit losses, and other variable expenses.
(b)
Depreciation and amortization excludes amortization of capitalized contract costs paid to agents and partners, as this amortization is recorded as commissions to agents and partners and is therefore included in direct transactional expenses. Amortization of capitalized contract costs included within direct transactional expenses in the Consumer Money Transfer segment was $44.3 million, $62.8 million, and $76.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(c)
Other segment items primarily consists of salaries and benefits, professional services, equipment and software expenses, advertising costs, and lease and facilities costs.
(d)
Represents severance costs not related to acquisition, separation, and integration activities, which have been excluded from the segments as the CODM excludes severance in making operating decisions, including allocating resources to the Company's segments. Prior to the fourth quarter of 2024, these severance costs were included in the redeployment program costs line item, and therefore, severance costs have been consistently excluded from segment operating income in the tables above.
(e)
Represents the impact from expenses incurred in connection with the Company's acquisition and divestiture activity, including for the review and closing of these transactions, and integration costs directly related to the Company’s acquisitions, such as severance and consulting costs. Beginning in 2024, the Company changed its segment reporting methodology to no longer allocate these costs to its segments. These costs were previously allocated entirely to Consumer Services while it was called Other, and the amount included in the Consumer Services segment was immaterial for the year ended December 31, 2023.
(f)
Represents the non-cash amortization and impairment of acquired intangible assets in connection with recent business acquisitions.
(g)
Where indicated, represents asset impairments related to the Company's assets in Russia and the costs associated with operating the Russian entity. While the Company had previously made a decision to suspend its operations in Russia, in the third quarter of 2024, the Company decided to pursue either liquidating or selling the Russian assets, which triggered a review of the carrying value of the assets. During 2025, the Company signed a definitive sale agreement, as amended, which is subject to regulatory approvals.
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

Based on the method used to attribute revenue between countries described in the paragraph above, each individual country outside the United States accounted for less than 10% of consolidated revenue for the years ended December 31, 2025, 2024, and 2023, respectively. In addition, each individual agent or customer accounted for less than 10% of consolidated revenue during these periods.

Information concerning principal geographic areas for Revenue was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$1,402.6	$1,536.9	$1,507.9
International	2,648.1	2,672.8	2,849.1
Total	$4,050.7	$4,209.7	$4,357.0

THE WESTERN UNION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information concerning principal geographic areas for long-lived assets, including ROU assets, was as follows (in millions):

	December 31,
	2025	2024	2023
United States	$119.1	$93.0	$111.6
International	171.1	152.3	106.4
Total	$290.2	$245.3	$218.0

THE WESTERN UNION COMPANY

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

The following lists the condensed financial information for the parent company as of December 31, 2025 and 2024 and Condensed Statements of Income and Comprehensive Income and Condensed Statements of Cash Flows for each of the three years in the period ended December 31, 2025.

THE WESTERN UNION COMPANY

CONDENSED BALANCE SHEETS

(PARENT COMPANY ONLY)

(in millions, except per share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$2.5	$1.4
Property and equipment, net of accumulated depreciation of $81.3 and $75.0, respectively	5.5	11.8
Income taxes receivable	39.4	—
Other assets	69.6	76.9
Investment in subsidiaries	5,036.7	4,838.2
Total assets	$5,153.7	$4,928.3
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$48.0	$54.0
Income taxes payable	—	185.0
Payable to subsidiaries, net	1,248.0	703.9
Borrowings	2,834.9	2,940.8
Other liabilities	65.0	75.7
Total liabilities	4,195.9	3,959.4
Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 315.7 shares and 337.9 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3.2	3.4
Capital surplus	1,117.4	1,070.8
Retained earnings/(accumulated deficit)	(11.5)	35.2
Accumulated other comprehensive loss	(151.3)	(140.5)
Total stockholders' equity	957.8	968.9
Total liabilities and stockholders' equity	$5,153.7	$4,928.3

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Expenses	—	—	—
Operating income	—	—	—
Interest income	—	0.1	1.2
Interest expense	(182.7)	(158.7)	(121.5)
Other expense, net	(0.6)	(0.5)	—
Loss before equity earnings of affiliates and income taxes	(183.3)	(159.1)	(120.3)
Equity in earnings of affiliates, net of tax	640.2	1,059.2	720.6
Income tax benefit	42.7	34.1	25.7
Net income	499.6	934.2	626.0
Other comprehensive income/(loss), net of tax	(0.1)	(0.2)	0.3
Other comprehensive income/(loss) of affiliates, net of tax	(10.7)	27.0	0.3
Comprehensive income	$488.8	$961.0	$626.6

See Notes to Condensed Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(PARENT COMPANY ONLY)

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net cash provided by operating activities	$101.2	$757.5	$514.7
Cash flows from investing activities
Purchases of property and equipment	(0.2)	(1.3)	(1.7)
Proceeds from the sale of non-settlement investments	—	—	100.0
Capital contributed to subsidiaries, net	(13.4)	(232.5)	(6.0)
Other investing activities	(1.8)	(1.0)	(2.5)
Net cash provided by/(used in) investing activities	(15.4)	(234.8)	89.8
Cash flows from financing activities
Advances from/(payments to) subsidiaries, net	566.9	(448.2)	170.3
Net proceeds from/(repayments of) commercial paper	392.0	(364.9)	184.9
Net proceeds from issuance of borrowings	—	798.1	—
Principal payments on borrowings	(500.0)	—	(300.0)
Proceeds from exercise of options	—	—	0.2
Cash dividends and dividend equivalents paid	(309.0)	(321.5)	(349.0)
Common stock repurchased	(234.6)	(186.2)	(308.4)
Other financing activities	—	(0.7)	(2.0)
Net cash used in financing activities	(84.7)	(523.4)	(604.0)
Net change in cash and cash equivalents	1.1	(0.7)	0.5
Cash and cash equivalents at beginning of year	1.4	2.1	1.6
Cash and cash equivalents at end of year	$2.5	$1.4	$2.1
Supplemental cash flow information:
Non-cash financing activity, distribution of note from subsidiary (Note 3)	$23.2	$84.6	$210.9
Cash paid for lease liabilities	$15.2	$17.3	$14.2

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

2. Restricted Net Assets

Certain assets of the Parent’s subsidiaries totaling approximately $320 million as of December 31, 2025 constitute restricted net assets, as there are legal or regulatory limitations on transferring such assets outside of the countries where the respective assets are located, or certain of the Parent’s subsidiaries must meet minimum capital requirements in order to maintain operating licenses.

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

	Amount		Interest Rate
Date Issued	(in millions)	Due Date	(per annum)
September 1, 2023(a)	$93.7	May 31, 2026	5.07%
October 1, 2023(a)	$290.1	June 30, 2026	5.12%
December 1, 2023(a)	$245.2	August 31, 2026	5.30%
April 1, 2025(a)	$180.8	December 31, 2027	4.31%
June 1, 2025(a)	$75.9	May 31, 2027	4.00%

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

5. Commitments, Contingencies, and Guarantees

The Parent had approximately $120 million in outstanding letters of credit and bank guarantees as of December 31, 2025 primarily held in connection with regulatory requirements, certain agent agreements, and the Parent’s guarantees of its subsidiaries’ performance under these letters of credit and bank guarantees. The Parent has provided guarantee to an underwriter of surety bonds, payable in the event the Parent’s subsidiaries default on their obligations, in the amount of $295 million.

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

The Parent’s leasing arrangements are classified as operating leases, for which expense is recognized on a straight-line basis. As of December 31, 2025 and 2024, the total ROU assets were $40.2 million and $45.8 million, respectively, and lease liabilities were $62.8 million and $73.4 million, respectively. The ROU assets and operating lease liabilities were included in Other assets and Other liabilities, respectively, in the Parent’s Condensed Balance Sheets. Cash paid for operating lease liabilities is recorded as Cash flows from operating activities in the Parent’s Condensed Statements of Cash Flows. Short-term and variable lease costs were not material for the years ended December 31, 2025, 2024, and 2023.

The Parent’s leases have remaining terms from 1 year to nearly 6 years. Certain of these leases contain escalation provisions and/or renewal options, giving the Parent the right to extend the lease by up to 10 years. However, these options are not reflected in the calculation of the ROU asset and lease liability due to uncertainty surrounding the likelihood of renewal.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

THE WESTERN UNION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The following table summarizes the weighted-average lease term and discount rate for operating lease liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	5.0	5.8
Weighted-average discount rate	5.8%	5.7%

The following table represents maturities of operating lease liabilities as of December 31, 2025 (in millions):

December 31, 2025
Due within 1 year	$15.0
Due after 1 year through 2 years	14.9
Due after 2 years through 3 years	13.8
Due after 3 years through 4 years	12.2
Due after 4 years through 5 years	12.2
Due after 5 years	4.3
Total lease payments	72.4
Less imputed interest	(9.6)
Total operating lease liabilities	$62.8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, which is the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Except for the information required by this item with respect to our executive officers included in Item 1 of Part I of this Annual Report on Form 10‑K and our Code of Ethics, the information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal 1—Election of Directors,” “Board of Directors Information,” and “Corporate Governance—Committees of the Board of Directors” of our definitive proxy statement for the 2026 annual meeting of stockholders.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by its directors, officers, and employees and has implemented processes for the Company that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of this insider trading policy is filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the discussion in “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” and “Compensation and Benefits Committee Report” of our definitive proxy statement for the 2026 annual meeting of stockholders, provided that the Compensation and Benefits Committee Report shall not be deemed filed in this Form 10‑K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Stock Beneficially Owned by Directors, Executive Officers and Our Largest Stockholders,” and “Equity Compensation Plan Information” of our definitive proxy statement for the 2026 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Corporate Governance—Independence of Directors” and “Certain Transactions and Other Matters” of our definitive proxy statement for the 2026 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Proposal 3—Ratification of Selection of Auditors” of our definitive proxy statement for the 2026 annual meeting of stockholders.

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

2.2

Agreement and Plan of Merger, dated as of August 10, 2025, among The Western Union Company, International Money Express, Inc., and Ivey Merger Sub, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 14, 2025 and incorporated herein by reference thereto).

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

4.5	Form of 6.200% Note due 2036 (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S‑4 filed on December 22, 2006 and incorporated herein by reference thereto).

4.6	Form of 6.200% Note due 2040 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on June 21, 2010 and incorporated herein by reference thereto).

4.7	Form of 1.350% Note due 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on March 10, 2021 and incorporated herein by reference thereto).

4.8	Form of 2.750% Note due 2031 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed on March 10, 2021 and incorporated herein by reference thereto).

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

10.3

Delayed Draw Term Loan Credit Agreement, dated as of January 9, 2026, among The Western Union Company, the banks named therein, as lenders, State Bank of India, New York Branch and Wells Fargo Bank, National Association, as Syndication Agents, Bank of Baroda, New York Branch, Bank of China Limited, Chicago Branch and U.S. Bank National Association, as Documentation Agents, and Bank of America, N.A., as Administrative Agent for the banks thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2026 and incorporated herein by reference thereto).

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

10.6	The Western Union Company 2024 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2024 and incorporated herein by reference thereto).*

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

10.11

Form of Unrestricted Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Non-Employee Director Equity Compensation Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on May 6, 2010 and incorporated herein by reference thereto).*

10.12

Form of Bonus Stock Unit Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on May 1, 2012 and incorporated herein by reference thereto).*

10.13

Form of Award Agreement Under The Western Union Company Senior Executive Performance Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 20, 2025 and incorporated herein by reference thereto).*

10.14

The Western Union Company 2015 Long-Term Incentive Plan, as Amended and Restated on February 21, 2018 (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10‑K filed on February 22, 2018 and incorporated herein by reference thereto).*

10.15

Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.16

Form of Nonqualified Stock Option Award Agreement for U.S. Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan, Effective May 15, 2015 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on July 30, 2015 and incorporated herein by reference thereto).*

10.17

The Western Union Company Supplemental Incentive Savings Plan, as Amended and Restated Effective April 1, 2025 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2025, and incorporated herein by reference thereto).*

10.18

The Western Union Company Supplemental Incentive Savings Plan Adoption Agreement, as Amended and Restated on April 1, 2025 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2025, and incorporated herein by reference thereto).*

10.19

Stipulated Order for Permanent Injunction and Final Judgment dated January 19, 2017 by and between The Western Union Company and the United States Federal Trade Commission (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on January 20, 2017 and incorporated herein by reference thereto).

10.20

Form of Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.21

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.22

Form of Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.23

Form of Financial Performance-Based Restricted Stock Unit Award Agreement for Non-U.S. Section 16 Officers under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q filed on August 1, 2019 and incorporated herein by reference thereto).*

10.24

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).*

10.25

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Residing in the United States Under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021 and incorporated herein by reference thereto).*

10.26

Nonqualified Stock Option Grant Agreement for Devin B. McGranahan under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 24, 2022, and incorporated herein by reference thereto).*

10.27

Employment contract dated as of February 11, 2025, between Western Union Payment Services Ireland Limited – Office Italy and Giovanni Angelini (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 20, 2025 and incorporated herein by reference thereto).*

10.28

Form of Nonqualified Stock Option Award Agreement (U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 22, 2024 and incorporated herein by reference thereto).*

10.29

Form of Nonqualified Stock Option Award Agreement (Non-U.S.) under The Western Union Company 2015 Long-Term Incentive Plan (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 22, 2024 and incorporated herein by reference thereto).*

10.30

Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Under The Western Union Company 2024 Long-Term Incentive Plan, Effective May 17, 2024 (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 20, 2025 and incorporated herein by reference thereto).*

10.31

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under The Western Union Company 2024 Long-Term Incentive Plan, Effective May 17, 2024 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 20, 2025 and incorporated herein by reference thereto).*

10.32

Form of Performance-Based Restricted Stock Unit Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan, Effective May 17, 2024 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 20, 2025 and incorporated herein by reference thereto).*

10.33

Form of Restricted Stock Unit Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan, Effective May 17, 2024 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 20, 2025 and incorporated herein by reference thereto).*

10.34

Form of Nonqualified Stock Option Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan, Effective May 17, 2024 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 20, 2025 and incorporated herein by reference thereto).*

10.35	Form of Performance-Based Restricted Stock Unit Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan, Effective February 18, 2026.*,**

10.36	Form of Restricted Stock Unit Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan, Effective February 18, 2026.*,**

10.37	Form of Nonqualified Stock Option Award Agreement under The Western Union Company 2024 Long-Term Incentive Plan, Effective February 18, 2026.*,**

10.38	Form of Nonqualified Stock Option Award Agreement for Non-Employee Directors Under The Western Union Company 2024 Long-Term Incentive Plan, Effective February 18, 2026.*,**

10.39	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under The Western Union Company 2024 Long-Term Incentive Plan, Effective February 18, 2026.*,**

19	Insider Trading Policy (filed as Exhibit 19 to the Company's Annual Report on Form-10-K filed on February 20, 2025 and incorporated herein by reference thereto).*

21	Subsidiaries of The Western Union Company**

23	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934**

31.2	Certification of Chief Financial Officer of The Western Union Company Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934**

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code***

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

The Western Union Company (Registrant)

February 20, 2026	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devin B. McGranahan	President, Chief Executive Officer, and Director (Principal	February 20, 2026
Devin B. McGranahan	Executive Officer)

/s/ Matt Cagwin	Chief Financial Officer (Principal Financial Officer)	February 20, 2026
Matt Cagwin

/s/ Barry D. Cooper	Chief Accounting Officer and Controller	February 20, 2026
Barry D. Cooper	(Principal Accounting Officer)

/s/ Jeffrey A. Joerres	Non-Executive Chairman of the Board of Directors	February 20, 2026
Jeffrey A. Joerres

/s/ Julie Cameron-Doe	Director	February 20, 2026
Julie Cameron-Doe

/s/ Martin I. Cole	Director	February 20, 2026
Martin I. Cole

/s/ Suzette M. Deering	Director	February 20, 2026
Suzette M. Deering

/s/ Betsy D. Holden	Director	February 20, 2026
Betsy D. Holden

/s/ Michael A. Miles, Jr.	Director	February 20, 2026
Michael A. Miles, Jr.

/s/ Timothy P. Murphy	Director	February 20, 2026
Timothy P. Murphy

/s/ Jan Siegmund	Director	February 20, 2026
Jan Siegmund

/s/ Angela A. Sun	Director	February 20, 2026
Angela A. Sun

/s/ Solomon D. Trujillo	Director	February 20, 2026
Solomon D. Trujillo