Form 10-Q
period 2026-09-30
Western Union CO
filed 2026-11-04
CIK 1365135

d

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 28, 2026, 312,055,704 shares of the registrant’s common stock were outstanding.

THE WESTERN UNION COMPANY

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$1,009.3	$1,032.6	$3,005.2	$3,042.3
Expenses:
Cost of services	666.3	643.2	1,997.9	1,905.2
Selling, general, and administrative	212.2	187.5	621.4	565.1
Total expenses	878.5	830.7	2,619.3	2,470.3
Operating income	130.8	201.9	385.9	572.0
Other income/(expense):
Interest income	2.6	2.4	6.8	5.9
Interest expense	(38.4)	(37.0)	(114.1)	(106.3)
Other income, net	1.1	0.3	3.0	3.0
Total other expense, net	(34.7)	(34.3)	(104.3)	(97.4)
Income before income taxes	96.1	167.6	281.6	474.6
Provision for income taxes	18.1	28.0	62.2	89.4
Net income	$78.0	$139.6	$219.4	$385.2
Earnings per share:
Basic	$0.25	$0.43	$0.70	$1.17
Diluted	$0.25	$0.43	$0.70	$1.17
Weighted-average shares outstanding:
Basic	312.6	322.1	313.4	329.5
Diluted	313.5	322.8	314.6	330.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$78.0	$139.6	$219.4	$385.2
Other comprehensive income, net of reclassifications and tax (Note 9):
Unrealized gains/(losses) on investment securities	(44.3)	12.1	(50.5)	32.3
Unrealized gains/(losses) on hedging activities	4.6	10.9	26.0	(53.9)
Foreign currency translation adjustments	0.4	(1.9)	(2.3)	5.9
Total other comprehensive income/(loss)	(39.3)	21.1	(26.8)	(15.7)
Comprehensive income	$38.7	$160.7	$192.6	$369.5

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$1,098.0	$1,234.4
Settlement assets	3,283.9	3,449.1
Property and equipment, net of accumulated depreciation of $489.8 and $473.5, respectively	90.1	95.0
Goodwill	2,137.2	2,098.5
Other intangible assets, net of accumulated amortization of $665.5 and $584.5, respectively	391.3	356.3
Deferred tax asset, net	189.8	226.2
Other assets	886.5	846.4
Total assets	$8,076.8	$8,305.9
Liabilities and stockholders' equity
Liabilities:
Accounts payable and accrued liabilities	$444.8	$408.4
Settlement obligations	3,283.9	3,449.1
Income taxes payable	63.3	74.7
Deferred tax liability, net	137.2	153.2
Borrowings	2,888.1	2,877.8
Other liabilities	368.9	384.9
Total liabilities	7,186.2	7,348.1

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $1.00 par value; 10 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 2,000 shares authorized; 312.0 shares and 315.7 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3.1	3.2
Capital surplus	1,146.5	1,117.4
Accumulated deficit	(80.9)	(11.5)
Accumulated other comprehensive loss	(178.1)	(151.3)
Total stockholders' equity	890.6	957.8
Total liabilities and stockholders' equity	$8,076.8	$8,305.9

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$219.4	$385.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26.6	26.8
Amortization	119.0	96.6
Other non-cash items, net	97.2	123.5
Increase/(decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
Other assets	(140.1)	1.7
Accounts payable and accrued liabilities	36.7	(15.5)
Income taxes payable	(14.5)	(212.9)
Other liabilities	(23.1)	2.9
Net cash provided by operating activities	321.2	408.3
Cash flows from investing activities
Payments for capitalized contract costs	(41.9)	(20.2)
Payments for internal use software	(64.3)	(61.9)
Purchases of property and equipment	(24.1)	(18.6)
Purchases of settlement investments	(77.3)	(230.7)
Proceeds from the sale of settlement investments	78.5	75.3
Maturities of settlement investments	90.2	78.1
Other investing activities	(43.9)	(25.0)
Net cash used in investing activities	(82.8)	(203.0)
Cash flows from financing activities
Cash dividends and dividend equivalents paid (Note 9)	(226.5)	(234.6)
Common stock repurchased (Note 9)	(65.7)	(208.5)
Net proceeds from commercial paper	7.0	100.0
Net (repayments of)/proceeds from credit facility borrowings	(6.7)	35.9
Net proceeds from issuance of borrowings	607.7	—
Principal payments on borrowings	(600.0)	(500.0)
Net change in settlement obligations	215.6	(129.5)
Other financing activities	1.6	(0.1)
Net cash used in financing activities	(67.0)	(936.8)
Net change in cash and cash equivalents, including settlement, and restricted cash	171.4	(731.5)
Cash and cash equivalents, including settlement, and restricted cash at beginning of period	1,637.7	2,106.9
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,809.1	$1,375.4

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

SUPPLEMENTAL CASH FLOW INFORMATION

(Unaudited)

(in millions)

	September 30,
	2026	2025
Reconciliation of balance sheet cash and cash equivalents to cash flows:
Cash and cash equivalents on balance sheet	$1,098.0	$947.8
Settlement cash and cash equivalents (Note 8)	710.5	424.8
Restricted cash in Other assets	0.6	2.8
Cash and cash equivalents, including settlement, and restricted cash at end of period	$1,809.1	$1,375.4

	Nine Months Ended
	September 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$88.8	$96.3
Income taxes paid	$58.5	$278.1

See Notes to Condensed Consolidated Financial Statements.

THE WESTERN UNION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit	Loss	Equity
Balance, December 31, 2025	315.7	$3.2	$1,117.4	$(11.5)	$(151.3)	$957.8
Net income	—	—	—	64.7	—	64.7
Stock-based compensation	—	—	8.9	—	—	8.9
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(76.0)	—	(76.0)
Repurchase and retirement of common shares	(5.7)	(0.1)	—	(54.1)	—	(54.2)
Shares issued under stock-based compensation plans	2.7	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	9.3	9.3
Balance, March 31, 2026	312.7	3.1	1,126.3	(76.9)	(142.0)	910.5
Net income	—	—	—	76.7	—	76.7
Stock-based compensation	—	—	7.9	—	—	7.9
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(75.0)	—	(75.0)
Repurchase and retirement of common shares	(1.0)	—	—	(8.6)	—	(8.6)
Shares issued under stock-based compensation plans	0.1	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	3.2	3.2
Balance, June 30, 2026	311.8	3.1	1,134.2	(83.8)	(138.8)	914.7
Net income	—	—	—	78.0	—	78.0
Stock-based compensation	—	—	12.3	—	—	12.3
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(74.6)	—	(74.6)
Repurchase and retirement of common shares	(0.1)	—	—	(0.5)	—	(0.5)
Shares issued under stock-based compensation plans	0.3	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(39.3)	(39.3)
Balance, September 30, 2026	312.0	$3.1	$1,146.5	$(80.9)	$(178.1)	$890.6

				Retained	Accumulated
				Earnings/	Other	Total
	Common Stock		Capital	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Surplus	Deficit)	Loss	Equity
Balance, December 31, 2024	337.9	$3.4	$1,070.8	$35.2	$(140.5)	$968.9
Net income	—	—	—	123.5	—	123.5
Stock-based compensation	—	—	10.6	—	—	10.6
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(80.5)	—	(80.5)
Repurchase and retirement of common shares	(7.5)	(0.1)	—	(81.6)	—	(81.7)
Shares issued under stock-based compensation plans	1.7	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(1.4)	(1.4)
Balance, March 31, 2025	332.1	3.3	1,081.4	(3.4)	(141.9)	939.4
Net income	—	—	—	122.1	—	122.1
Stock-based compensation	—	—	11.5	—	—	11.5
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(77.5)	—	(77.5)
Repurchase and retirement of common shares	(8.0)	(0.1)	—	(76.4)	—	(76.5)
Shares issued under stock-based compensation plans	0.2	—	—	—	—	—
Other comprehensive loss (Note 9)	—	—	—	—	(35.4)	(35.4)
Balance, June 30, 2025	324.3	3.2	1,092.9	(35.2)	(177.3)	883.6
Net income	—	—	—	139.6	—	139.6
Stock-based compensation	—	—	9.9	—	—	9.9
Common stock dividends and dividend equivalents declared ($0.235 per share)	—	—	—	(77.7)	—	(77.7)
Repurchase and retirement of common shares	(6.0)	—	—	(51.1)	—	(51.1)
Shares issued under stock-based compensation plans	0.2	—	—	—	—	—
Other comprehensive income (Note 9)	—	—	—	—	21.1	21.1
Balance, September 30, 2025	318.5	$3.2	$1,102.8	$(24.4)	$(156.2)	$925.4

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

The unaudited condensed consolidated financial statements in this quarterly report are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. All significant intercompany transactions and accounts have been eliminated as of September 30, 2026 and December 31, 2025 and for all periods presented.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the opinion of management, these condensed consolidated financial statements include all the normal recurring adjustments necessary to fairly present the Company’s condensed consolidated results of operations, financial position, and cash flows as of September 30, 2026 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The substantial majority of the Company’s revenue is recognized at a point in time. The following tables represent the disaggregation of revenue earned from contracts with customers by product type and region for the three and nine months ended September 30, 2026 and 2025 (in millions). The regional split of revenue shown in the tables below is based upon where transactions are initiated.

	Three Months Ended September 30, 2026
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$294.8	$40.1	$334.9
Europe and CIS	256.3	46.3	302.6
Middle East, Africa, and South Asia	143.1	—	143.1
Latin America and the Caribbean	89.4	51.8	141.2
Asia Pacific	47.1	0.4	47.5
Revenues from contracts with customers	$830.7	$138.6	$969.3
Other revenues (a)	26.5	13.5	40.0
Total revenues	$857.2	$152.1	$1,009.3

	Three Months Ended September 30, 2025
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$315.0	$38.3	$353.3
Europe and CIS	255.1	49.8	304.9
Middle East, Africa, and South Asia	134.4	—	134.4
Latin America and the Caribbean	94.2	50.5	144.7
Asia Pacific	48.0	—	48.0
Revenues from contracts with customers	$846.7	$138.6	$985.3
Other revenues (a)	31.3	16.0	47.3
Total revenues	$878.0	$154.6	$1,032.6

	Nine Months Ended September 30, 2026
	Consumer
	Money	Consumer
	Transfer	Services	Total
Regions:
North America	$897.3	$122.8	$1,020.1
Europe and CIS	749.8	112.2	862.0
Middle East, Africa, and South Asia	440.4	0.1	440.5
Latin America and the Caribbean	269.2	156.1	425.3
Asia Pacific	141.1	0.9	142.0
Revenues from contracts with customers	$2,497.8	$392.1	$2,889.9
Other revenues (a)	70.9	44.4	115.3
Total revenues	$2,568.7	$436.5	$3,005.2

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

Shares excluded from the diluted earnings per share calculation were 18.5 million and 17.1 million for the three months ended September 30, 2026 and 2025, respectively, and 17.8 million and 16.1 million for the nine months ended September 30, 2026 and 2025, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above the Company’s average share price during the periods.

The following table provides the calculation of diluted weighted-average shares outstanding (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic weighted-average shares outstanding	312.6	322.1	313.4	329.5
Common stock equivalents	0.9	0.7	1.2	1.0
Diluted weighted-average shares outstanding	313.5	322.8	314.6	330.5

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

International Money Express, Inc.

On August 10, 2025, the Company entered into an agreement (“Merger Agreement”) to purchase the entire share capital of International Money Express, Inc. (“Intermex”) (“Merger”) for approximately $500 million in cash and repay all of Intermex’s outstanding indebtedness under their revolving credit facility. On August 13, 2026, the Company obtained approval of the Merger from the New York State Department of Financial Services. Also on August 13, 2026, the California Department of Financial Protection and Innovation (“DFPI”) sent a letter to the Company and Intermex suspending the approval of the Merger, pending further ongoing review. The Merger is subject to the reinstatement of the DFPI’s approval and the satisfaction or waiver of the other customary closing conditions set forth in the Merger Agreement. The Company and Intermex continue to engage in discussions with the DFPI regarding reinstatement of DFPI’s approval of the Merger. The Merger Agreement contains termination rights for the Company and Intermex, including the right of either party to terminate the Merger Agreement if the Merger is not completed by November 10, 2026.

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

The following tables present the Company’s assets and liabilities, which are measured at fair value on a recurring basis, by category (in millions):

	Fair Value Measurement Using		Total
September 30, 2026	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$20.2	$—	$20.2
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,018.6	1,018.6
Asset-backed securities	—	82.3	82.3
Corporate debt and other securities	—	189.6	189.6
Other assets:
Derivatives	—	26.6	26.6
Total assets	$20.2	$1,317.1	$1,337.3
Liabilities:
Other liabilities:
Derivatives	$—	$19.1	$19.1
Total liabilities	$—	$19.1	$19.1

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Fair Value Measurement Using		Total
December 31, 2025	Level 1	Level 2	Fair Value
Assets:
Settlement assets:
Measured at fair value through net income:
Money market funds	$44.2	$—	$44.2
Measured at fair value through other comprehensive income (net of expected credit losses recorded through net income):
State and municipal debt securities	—	1,131.4	1,131.4
Asset-backed securities	—	157.8	157.8
Corporate debt and other securities	—	155.9	155.9
Other assets:
Derivatives	—	15.3	15.3
Total assets	$44.2	$1,460.4	$1,504.6
Liabilities:
Other liabilities:
Derivatives	$—	$40.2	$40.2
Total liabilities	$—	$40.2	$40.2

There were no material, non-recurring fair value adjustments in the three and nine months ended September 30, 2026 and 2025. There were no transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2026 and 2025.

Other Fair Value Measurements

The carrying amounts for many of the Company’s financial instruments, including certain cash and cash equivalents, settlement cash and cash equivalents, and settlement receivables and obligations approximate fair value due to their short maturities. The Company’s borrowings are classified as Level 2 within the valuation hierarchy. Fixed-rate notes are carried in the Company’s Condensed Consolidated Balance Sheets at their original issuance values as adjusted over time to accrete that value to par. As of September 30, 2026, the carrying value and fair value of the Company’s borrowings were $2,888.1 million and $2,809.5 million, respectively (see Note 11). As of December 31, 2025, the carrying value and fair value of the Company’s borrowings were $2,877.8 million and $2,881.3 million, respectively.

6. Commitments and Contingencies

Letters of Credit and Bank Guarantees

The Company had approximately $95 million in outstanding letters of credit and bank guarantees as of September 30, 2026, which were primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. The Company expects to renew many of its letters of credit and bank guarantees prior to expiration.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

For those matters that the Company believes there is at least a reasonable possibility that a loss or additional loss may have been incurred and can reasonably estimate the loss or potential loss, the reasonably possible potential litigation losses in excess of the Company’s recorded liability for probable and estimable losses was approximately $30 million as of September 30, 2026. For the remaining matters, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons: (i) the proceedings are in preliminary stages; (ii) specific damages have not been sought; (iii) damage claims are unsupported and/or unreasonable; (iv) there is significant uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; or (vi) novel legal issues or unsettled legal theories are being asserted.

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

In late 2017, three individuals filed a lawsuit against certain alleged Western Union entities (collectively, the “Defendants”) in the Commercial Court in Kinshasa-Gombe in the Democratic Republic of the Congo (“DRC”), which was later joined by three additional individuals. These six individuals (the “Plaintiffs”), including current and/or former DRC government officials, claim that their privacy rights were violated and sought €22.4 million in damages. In 2018, the Commercial Court in Kinshasa-Gombe entered a judgment against the Defendants in the amount of €10.5 million ($11.9 million as of September 30, 2026). In 2019, the Commercial Court in Kinshasa-Gombe entered a judgment against the Company in the amount of €9 million ($10.2 million as of September 30, 2026). The Plaintiffs have previously sought to seize funds from the Company’s agents in the DRC and may continue to attempt to seize funds to satisfy the judgments. The Defendants have learned that certain challenges to the judgments have been denied. The Defendants and the Company intend to continue to challenge both judgments and defend themselves vigorously in these matters.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Regulatory Proceedings

In September 2025, the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) provided notice to Western Union Financial Services (Australia) PTY Ltd. (“WUFSA”), a subsidiary of the Company, asserting that it had grounds to suspect that WUFSA was not compliant with Australia’s money laundering and counter-terrorism financing act and requiring WUFSA to appoint an independent auditor to complete an audit of WUFSA’s compliance with specific sections of the act. The auditor subsequently issued a report, and WUFSA engaged with AUSTRAC. In August 2026, AUSTRAC informed WUFSA that it had launched an investigation into WUFSA and the Company. Due to the investigative stage of the matter, the Company is unable to predict the outcome of the investigation or reasonably estimate the possible loss or range of loss, if any, which could be associated with the resolution of any possible action that may be brought against WUFSA or the Company.

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

7. Related Party Transactions

The Company has ownership interests in certain of its agents accounted for under the equity method of accounting. The Company pays these agents commissions for money transfer and other services provided on the Company’s behalf. Commission expense recognized for these agents for both the three months ended September 30, 2026 and 2025 totaled $10.1 million. Commission expense recognized for these agents for the nine months ended September 30, 2026 and 2025 totaled, $29.9 million and $30.6 million, respectively.

8. Settlement Assets and Obligations

Settlement assets represent funds received or to be received from agents and others for unsettled money transfers, money orders, and consumer payments. The Company records corresponding settlement obligations relating to amounts payable under money transfers, money orders, and consumer payment service arrangements.

Settlement assets and obligations consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Settlement assets:
Cash and cash equivalents	$710.5	$402.0
Receivables from agents and others	1,297.8	1,620.0
Less: Allowance for credit losses	(14.7)	(17.9)
Receivables from agents and others, net	1,283.1	1,602.1
Investment securities	1,290.5	1,445.1
Less: Allowance for credit losses	(0.2)	(0.1)
Investment securities, net	1,290.3	1,445.0
Total settlement assets	$3,283.9	$3,449.1
Settlement obligations:
Money transfer, money order, and payment service payables	$2,514.2	$2,610.5
Payables to agents	769.7	838.6
Total settlement obligations	$3,283.9	$3,449.1

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

The Company establishes and monitors an allowance for credit losses related to receivables from agents and others. The Company has estimated the allowance based on its historical collections experience, adjusted for current conditions and forecasts of future economic conditions based on information known as of September 30, 2026.

The following tables summarize the activity in the allowance for credit losses on receivables from agents and others (in millions):

Agents and
Others
Allowance for credit losses as of December 31, 2025	$17.9
Current period provision for expected credit losses (a)	6.2
Write-offs charged against the allowance	(9.3)
Recoveries of amounts previously written off	2.6
Impacts of foreign currency exchange rates and other	(0.2)
Allowance for credit losses as of March 31, 2026	17.2
Current period provision for expected credit losses (a)	3.6
Write-offs charged against the allowance	(7.1)
Recoveries of amounts previously written off	2.1
Impacts of foreign currency exchange rates and other	0.1
Allowance for credit losses as of June 30, 2026	15.9
Current period provision for expected credit losses (a)	3.9
Write-offs charged against the allowance	(8.0)
Recoveries of amounts previously written off	3.0
Impacts of foreign currency exchange rates and other	(0.1)
Allowance for credit losses as of September 30, 2026	$14.7

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

In addition, from time to time, the Company makes advances to its agents and disbursement partners. The Company often owes settlement funds payable to these agents that offset these advances. These amounts advanced to agents and disbursement partners are included within Other assets in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, amounts advanced to agents and disbursement partners were $213.9 million and $202.2 million, respectively, and the related allowances for credit losses were immaterial.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The components of investment securities are as follows (in millions):

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
September 30, 2026	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$20.2	$20.2	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,072.2	1,018.6	0.2	(53.8)	(53.6)
Asset-backed securities	82.0	82.3	0.3	—	0.3
Corporate debt and other securities	197.5	189.6	0.1	(8.0)	(7.9)
Total available-for-sale securities	1,351.7	1,290.5	0.6	(61.8)	(61.2)
Total investment securities	$1,371.9	$1,310.7	$0.6	$(61.8)	$(61.2)

			Gross	Gross	Net
	Amortized	Fair	Unrealized	Unrealized	Unrealized
December 31, 2025	Cost	Value	Gains	Losses	Gains/(Losses)
Settlement assets:
Cash and cash equivalents:
Money market funds	$44.2	$44.2	$—	$—	$—
Available-for-sale securities:
State and municipal debt securities (a)	1,137.2	1,131.4	12.5	(18.3)	(5.8)
Asset-backed securities	155.4	157.8	2.4	—	2.4
Corporate debt and other securities	151.3	155.9	6.1	(1.5)	4.6
Total available-for-sale securities	1,443.9	1,445.1	21.0	(19.8)	1.2
Total investment securities	$1,488.1	$1,489.3	$21.0	$(19.8)	$1.2

(a)
The majority of these securities are fixed-rate instruments.

The Company’s provision for credit losses on its investment securities during the three and nine months ended September 30, 2026 and the related allowance for credit losses as of September 30, 2026 were immaterial, as the unrealized losses were driven by a rise in U.S. Treasury interest rates. As of September 30, 2026, the Company did not intend to sell its securities in an unrealized loss position and did not expect it would be required to sell these securities prior to recovering their amortized cost basis.

The following summarizes the contractual maturities of available-for-sale securities within Settlement assets as of September 30, 2026 (in millions):

Fair Value
Due within 1 year	$132.6
Due after 1 year through 5 years	385.1
Due after 5 years through 10 years	351.8
Due after 10 years	421.0
Total	$1,290.5

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

	Amounts Reclassified from AOCL to Net Income
		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
Income for the period (in millions)	Location	2026	2025	2026	2025
Accumulated other comprehensive loss components:
Gains/(losses) on investment securities:
Available-for-sale securities	Revenues	$(0.4)	$0.1	$(0.7)	$1.2
Income tax benefit/(expense)	Provision for income taxes	0.1	(0.1)	0.1	(0.3)
Total reclassification adjustments related to investment securities, net of tax		(0.3)	—	(0.6)	0.9
Gains/(losses) on cash flow hedges:
Foreign currency contracts	Revenues	(1.8)	(3.0)	(12.6)	(4.5)
Interest rate contracts	Interest expense	(0.1)	(0.1)	(0.2)	—
Income tax benefit	Provision for income taxes	0.3	0.8	1.2	0.4
Total reclassification adjustments related to cash flow hedges, net of tax		(1.6)	(2.3)	(11.6)	(4.1)
Total reclassifications, net of tax		$(1.9)	$(2.3)	$(12.2)	$(3.2)

The following tables summarize the components of AOCL, net of tax in the accompanying Condensed Consolidated Balance Sheets (in millions):

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2025	$1.0	$(37.9)	$(114.4)	$(151.3)
Unrealized gains/(losses)	(5.7)	10.5	(2.1)	2.7
Tax benefit/(expense)	1.0	(0.8)	—	0.2
Amounts reclassified from AOCL into earnings, net of tax	0.3	6.1	—	6.4
As of March 31, 2026	(3.4)	(22.1)	(116.5)	(142.0)
Unrealized gains/(losses)	(2.4)	2.0	(0.6)	(1.0)
Tax benefit/(expense)	0.6	(0.3)	—	0.3
Amounts reclassified from AOCL into earnings, net of tax	—	3.9	—	3.9
As of June 30, 2026	(5.2)	(16.5)	(117.1)	(138.8)
Unrealized gains/(losses)	(54.9)	3.3	0.4	(51.2)
Tax benefit/(expense)	10.3	(0.3)	—	10.0
Amounts reclassified from AOCL into earnings, net of tax	0.3	1.6	—	1.9
As of September 30, 2026	$(49.5)	$(11.9)	$(116.7)	$(178.1)

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Investment	Hedging	Foreign Currency
	Securities	Activities	Translation	Total
As of December 31, 2024	$(33.4)	$13.1	$(120.2)	$(140.5)
Unrealized gains/(losses)	22.0	(19.1)	1.1	4.0
Tax benefit/(expense)	(3.8)	1.9	—	(1.9)
Amounts reclassified from AOCL into earnings, net of tax	(0.9)	(2.6)	—	(3.5)
As of March 31, 2025	(16.1)	(6.7)	(119.1)	(141.9)
Unrealized gains/(losses)	3.4	(52.7)	6.7	(42.6)
Tax benefit/(expense)	(0.5)	3.3	—	2.8
Amounts reclassified from AOCL into earnings, net of tax	—	4.4	—	4.4
As of June 30, 2025	(13.2)	(51.7)	(112.4)	(177.3)
Unrealized gains/(losses)	15.0	8.6	(1.9)	21.7
Tax expense	(2.9)	—	—	(2.9)
Amounts reclassified from AOCL into earnings, net of tax	—	2.3	—	2.3
As of September 30, 2025	$(1.1)	$(40.8)	$(114.3)	$(156.2)

Cash Dividends Paid

In each of the first three quarters of 2026 and 2025, the Company’s Board of Directors declared quarterly cash dividends of $0.235 per common share, representing $73.3 million and $75.1 million of total dividends for the three months ended September 30, 2026 and 2025, respectively, and $220.3 million and $230.5 million of total dividends for the nine months ended September 30, 2026 and 2025, respectively.

Share Repurchases

On December 13, 2024, the Company’s Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. During the nine months ended September 30, 2026 and 2025, 5.7 million and 20.8 million shares were repurchased under this authorization for $53.7 million and $199.7 million, respectively, excluding commissions, at an average cost of $9.35 and $9.59, respectively. As of September 30, 2026, $721.6 million remained available under this share repurchase authorization. The amounts included in the Common stock repurchased line in the Company’s Condensed Consolidated Statements of Cash Flows represent both shares authorized by the Board of Directors for repurchase under publicly announced authorizations and shares withheld from employees to cover tax withholding obligations on stock awards that have vested.

10. Derivatives

The Company is exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, including the euro, and, to a lesser degree, the British pound, the Canadian dollar, the Australian dollar, and other currencies, related to forecasted revenues and settlement assets and obligations, as well as on certain foreign currency denominated cash and other asset and liability positions. Additionally, the Company is exposed to interest rate risk related to changes in market rates both prior to and subsequent to the issuance of debt. The Company uses derivatives to minimize its exposures related to changes in foreign currency exchange rates and interest rates.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Foreign Currency Derivatives

The Company’s policy is to use longer duration foreign currency forward contracts, with maturities of up to 36 months at inception and a targeted weighted-average maturity of one to two years, to help mitigate some of the risk that changes in foreign currency exchange rates compared to the United States dollar could have on forecasted revenues denominated in other currencies related to its business. As of September 30, 2026, these foreign currency forward contracts had maturities of a maximum of 36 months with a weighted-average maturity of approximately one year. These contracts are accounted for as cash flow hedges of forecasted revenue, with effectiveness assessed based on changes in the spot rate of the affected currencies during the period of designation and thus time value is excluded from the assessment of effectiveness. The initial value of the excluded components is amortized into Revenues within the Company’s Condensed Consolidated Statements of Income.

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

The aggregate equivalent United States dollar notional amounts of foreign currency forward contracts as of September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30, 2026	December 31, 2025
Contracts designated as hedges:
Euro	$268.9	$283.8
Canadian dollar	134.0	142.9
British pound	118.2	120.0
Swiss franc	61.6	59.2
Australian dollar	58.1	73.4
Swedish krona	35.6	33.4
Other (a)	45.3	49.4
Contracts not designated as hedges:
Euro	$585.3	$437.6
British pound	146.4	144.3
Australian dollar	91.7	72.8
Mexican peso	84.5	86.4
Philippine peso	59.1	59.9
Indian rupee	56.2	50.6
Canadian dollar	55.4	38.0
Singapore dollar	53.7	33.8
Chinese yuan	41.9	33.2
Kuwaiti dinar	40.0	81.6
Brazilian real	25.2	28.5
New Zealand dollar	25.2	(b)
Swiss franc	(b)	36.9
Indonesian rupiah	(b)	30.0
Thai baht	(b)	29.3
Swedish krona	(b)	25.5
Other (a)	161.9	106.5

(a)
Comprised of exposures to various currencies; none of these individual currency exposures is greater than $25 million.
(b)
Amount is below $25 million for the relevant period; therefore, the balance has been included within “Other.”

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Balance Sheet

The following table summarizes the fair value of derivatives reported in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in millions):

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2026	2025	Location	2026	2025
Derivatives designated as hedges:
Foreign currency cash flow hedges	Other assets	$18.0	$11.4	Other liabilities	$15.8	$37.6
Derivatives not designated as hedges:
Foreign currency	Other assets	8.6	3.9	Other liabilities	3.3	2.6
Total derivatives		$26.6	$15.3		$19.1	$40.2

Offsetting of Derivative Assets and Liabilities

The Company has elected to present derivative assets and liabilities on a gross basis in the Condensed Consolidated Balance Sheets; however, derivatives associated with the Company’s foreign currency exchange contracts that are subject to a master netting arrangement or similar agreement would have resulted in an offset of $9.7 million and $6.2 million to both derivative assets and liabilities as of September 30, 2026 and December 31, 2025, respectively. This includes the fair values of derivative assets and liabilities associated with contracts that include netting language that the Company believes to be enforceable. The Company’s rights under these agreements generally allow for transactions to be settled on a net basis, including upon early termination, which could occur upon the counterparty’s default, a change in control, or other conditions.

Income Statement

Cash Flow Hedges

The effective portion of the change in fair value of derivatives that qualify as cash flow hedges is recorded in AOCL in the Company’s Condensed Consolidated Balance Sheets. Generally, amounts are recognized in income when the related forecasted transaction affects earnings.

The following table presents the pre-tax amount of unrealized gains/(losses) recognized in other comprehensive income from cash flow hedges for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Foreign currency derivatives (a)	$3.3	$8.6	$15.8	$(63.2)

(a)
Gains/(losses) of $(0.9) million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $(5.4) million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively, represent the amounts excluded from the assessment of effectiveness and recognized in other comprehensive income, for which an amortization approach is applied.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the location and amounts of pre-tax net losses from cash flow hedging relationships recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,
	2026		2025
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$1,009.3	$(38.4)	$1,032.6	$(37.0)
Losses on cash flow hedges:
Foreign currency derivatives:
Losses reclassified from AOCL into earnings	(1.8)	—	(3.0)	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	2.1	—	2.6	—
Interest rate derivatives:
Losses reclassified from AOCL into earnings	—	(0.1)	—	(0.1)

	Nine Months Ended September 30,
	2026		2025
	Revenues	Interest Expense	Revenues	Interest Expense
Total amounts presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$3,005.2	$(114.1)	$3,042.3	$(106.3)
Losses on cash flow hedges:
Foreign currency derivatives:
Losses reclassified from AOCL into earnings	(12.6)	—	(4.5)	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	5.4	—	7.2	—
Interest rate derivatives:
Losses reclassified from AOCL into earnings	—	(0.2)	—	—

Undesignated Hedges

The following table presents the location and amount of pre-tax net gains/(losses) from undesignated hedges in the Condensed Consolidated Statements of Income on derivatives for the three and nine months ended September 30, 2026 and 2025 (in millions):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives	Location	2026	2025	2026	2025
Foreign currency derivatives (a)	Selling, general, and administrative	$5.6	$13.3	$17.2	$(17.2)

(a)
The Company uses foreign currency forward contracts to offset foreign exchange rate fluctuations on settlement assets and obligations as well as certain foreign currency denominated positions. Foreign exchange gains/(losses) on settlement assets and obligations, cash balances, and other assets and liabilities, not including amounts related to derivative activity as displayed above and included in Selling, general, and administrative in the Condensed Consolidated Statements of Income, were $(11.3) million and $(12.4) million for the three months ended September 30, 2026 and 2025, respectively, and $(35.6) million and $25.5 million for the nine months ended September 30, 2026 and 2025, respectively.

All cash flows associated with derivatives are included in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Based on September 30, 2026 foreign exchange rates, an accumulated other comprehensive pre-tax loss of $8.0 million related to the foreign currency forward contracts is expected to be reclassified into Revenues within the next 12 months.

11. Borrowings

The Company’s outstanding borrowings consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Commercial paper (a)	$399.0	$392.0
Credit facility borrowings (b)	36.2	42.9
Notes:
1.350% notes due 2026 (c)	—	600.0
4.750% notes due 2029 (effective rate of 5.1%) (d)	615.0	—
2.750% notes due 2031 (e)	300.0	300.0
6.200% notes due 2036 (e)	500.0	500.0
6.200% notes due 2040 (e)	250.0	250.0
Term loan facility borrowings (effective rate of 5.2%)	800.0	800.0
Total borrowings at par value	2,900.2	2,884.9
Debt issuance costs and unamortized discount, net	(12.1)	(7.1)
Total borrowings at carrying value (f)	$2,888.1	$2,877.8

(a)
Pursuant to the Company’s commercial paper program, the Company may issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of borrowings outstanding on the Company’s revolving credit facility (“Revolving Credit Facility”). The commercial paper notes may have maturities of up to 397 days from date of issuance. The Company’s commercial paper borrowings as of September 30, 2026 had a weighted-average annual interest rate of approximately 4.1% and a weighted-average term of approximately 23 days.
(b)
One of the Company’s subsidiaries utilizes a short-term revolving credit facility agreement to fund certain operating activities in the UK. The subsidiary may borrow up to £60 million ($79 million as of September 30, 2026), and the facility expires in February 2030. Drawdowns of the credit facility borrowings are restricted for use in this subsidiary to purchase physical currency or repay existing borrowings on the facility. These credit facility borrowings as of September 30, 2026 had a weighted-average annual interest rate of approximately 5.3%.
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
(f)
As of September 30, 2026, the Company’s weighted-average effective rate on total borrowings was approximately 5.1%.

Delayed Draw Term Loan Facility

On January 9, 2026, the Company entered into a delayed draw term loan credit agreement (“Delayed Draw Term Loan Facility”) providing for an unsecured term loan facility in an aggregate amount of $800.0 million. On June 17, 2026, the Company amended the Delayed Draw Term Loan Facility to extend the commitment period. The Company has until November 10, 2026 to draw upon the Delayed Draw Term Loan Facility, which matures on the third anniversary of the initial funding date. The Company has the option to increase the commitments under the Delayed Draw Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new banks under the Delayed Draw Term Loan Facility. The Company may use the proceeds from the Delayed Draw Term Loan Facility to finance the cash consideration to purchase the entire share capital of Intermex and repay all of Intermex’s outstanding indebtedness under their revolving credit facility, or for general corporate purposes, including refinancing of debt, permitted acquisitions, and to pay any fees and expenses in connection therewith.

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following summarizes the Company’s maturities of its notes, term loan facility, and credit facility borrowings at par value as of September 30, 2026 (in millions):

Due within 1 year	$36.2
Due after 1 year through 2 years	800.0
Due after 2 years through 3 years	615.0
Due after 3 years through 4 years	—
Due after 4 years through 5 years	300.0
Due after 5 years	750.0
Total	$2,501.2

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Income Taxes

The Company’s effective tax rates on pre-tax income were 18.9% and 16.7% for the three months ended September 30, 2026 and 2025, respectively, and 22.1% and 18.8% for the nine months ended September 30, 2026 and 2025, respectively. The change in the Company’s effective tax rates for the three and nine months ended September 30, 2026, compared to the corresponding periods in the prior year, was primarily due to changes in forecasted full-year pre-tax income, including the expected geographic mix of income among jurisdictions.

Unrecognized tax benefits are reflected in Income taxes payable in the Condensed Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of September 30, 2026 and December 31, 2025 was $63.4 million and $63.3 million, respectively, including interest and penalties.

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

13. Stock-Based Compensation Plans

For the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $12.3 million and $9.9 million, respectively, resulting primarily from stock options, restricted stock units, and performance-based restricted stock units, in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $29.1 million and $32.0 million, respectively.

During the nine months ended September 30, 2026, the Company granted 2.1 million options at a weighted-average exercise price of $9.56 and 5.7 million performance-based restricted stock units and restricted stock units at a weighted-average grant date fair value of $9.42. As of September 30, 2026, the Company had 13.9 million outstanding options at a weighted-average exercise price of $12.93, of which 8.2 million options were exercisable at a weighted-average exercise price of $14.34. The Company had 10.9 million outstanding performance-based restricted stock units (based on target performance) and restricted stock units at a weighted-average grant date fair value of $10.69 as of September 30, 2026.

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

THE WESTERN UNION COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the Company’s segment results for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30, 2026
	Consumer Money Transfer	Consumer Services	Total
Revenues	$857.2	$152.1	$1,009.3
Expenses:
Direct transactional expenses (a)	414.6	39.8	454.4
Depreciation and amortization (b)	26.9	6.1	33.0
Other segment items (c)	268.9	74.6	343.5
Total segment operating income	$146.8	$31.6	$178.4
Severance costs (d)			(2.6)
Acquisition, separation, and integration costs (e)			(4.7)
Amortization of acquisition-related intangible assets (f)			(2.4)
Russia termination costs (g)			(0.6)
Beyond efficiency program (h)			(37.3)
Total consolidated operating income			$130.8

	Three Months Ended September 30, 2025
	Consumer Money Transfer	Consumer Services	Total
Revenues	$878.0	$154.6	$1,032.6
Expenses:
Direct transactional expenses (a)	406.7	44.5	451.2
Depreciation and amortization (b)	24.9	5.4	30.3
Other segment items (c)	274.2	70.7	344.9
Total segment operating income	$172.2	$34.0	$206.2
Severance release (d)			0.4
Acquisition, separation, and integration costs (e)			(3.0)
Amortization of acquisition-related intangible assets (f)			(1.0)
Russia termination costs (g)			(0.7)
Total consolidated operating income			$201.9

	Nine Months Ended September 30, 2026
	Consumer Money Transfer	Consumer Services	Total
Revenues	$2,568.7	$436.5	$3,005.2
Expenses:
Direct transactional expenses (a)	1,251.9	117.9	1,369.8
Depreciation and amortization (b)	80.2	18.1	98.3
Other segment items (c)	853.6	229.4	1,083.0
Total segment operating income	$383.0	$71.1	$454.1
Severance costs (d)			(11.0)
Acquisition, separation, and integration costs (e)			(11.6)
Amortization of acquisition-related intangible assets (f)			(6.0)
Russia termination costs (g)			(2.3)
Beyond efficiency program (h)			(37.3)
Total consolidated operating income			$385.9

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
(b)
Depreciation and amortization excludes amortization of capitalized contract costs paid to agents and partners, as this amortization is recorded as commissions to agents and partners and is therefore included in direct transactional expenses. Amortization of capitalized contract costs included within direct transactional expenses in the Consumer Money Transfer segment was $14.2 million and $11.0 million for the three months ended September 30, 2026 and 2025, respectively, and $41.3 million and $33.4 million for the nine months ended September 30, 2026 and 2025, respectively.
(c)
Other segment items primarily consists of salaries and benefits, professional services, equipment and software expenses, advertising costs, and lease and facilities costs.
(d)
Represents severance costs not related to acquisition, separation, and integration activities, and the Company's Beyond efficiency program, which have been excluded from the segments as the CODM excludes severance in making operating decisions, including allocating resources to the Company’s segments.
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
(g)
Represents the costs associated with operating the Company’s Russian entity. While the Company had previously made a decision to suspend its operations in Russia, in the third quarter of 2024, the Company decided to pursue either liquidating or selling the Russian assets. During 2025, the Company signed a definitive sale agreement, as amended. The final regulatory approval for the sale was received in October 2026, and the Company anticipates closing the transaction as soon as reasonably practicable upon satisfaction of remaining closing conditions.
(h)
Represents the one-time costs associated with the Company's Beyond efficiency program which was previously announced in July 2026, including employee termination costs related to a voluntary retirement program initiated in the United States, severance costs related to relocating one of the Company's regional operating centers, and other workforce reductions.

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

Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include the following: (i) events or factors related to our business and industry, such as: changes in general economic conditions and economic conditions in the regions and industries in which we operate, including global economic downturns and trade disruptions, or significantly slower growth or declines in the money transfer, payment service, and other markets in which we operate, including downturns or declines related to interruptions in migration patterns, slowdowns in travel, or other events, such as public health emergencies, epidemics, or pandemics, civil unrest, war, terrorism, natural disasters, or non-performance by our banks, lenders, insurers, or other financial services providers; failure to compete effectively in the money transfer and payment service industry, including among other things, with respect to price or customer experience, with global and niche or corridor money transfer providers, banks and other money transfer and payment service providers, including digital, mobile and internet-based services, card associations, and card-based payment providers, and with digital currencies and related exchanges and protocols, and other innovations in technology and business models; geopolitical tensions, political conditions, armed conflicts or wars, and related actions, including trade restrictions, tariffs, and government sanctions, which may adversely affect our business and economic conditions as a whole, including interruptions of United States or other government relations with countries in which we have or are implementing significant business relationships with agents, clients, or other partners; deterioration in customer confidence in our business, or in money transfer and payment service providers generally; failure to maintain our agent network and business relationships under terms consistent with or more advantageous to us than those currently in place; our ability to adopt new technology and develop and gain market acceptance of new and enhanced services in response to changing industry and consumer needs or trends; the development, deployment, and use of artificial intelligence ("AI"), machine learning, and automated decision-making technologies in our operations, including risks relating to system performance, data quality, regulatory compliance, bias, or unintended outcomes; factors relating to Western Union’s proposed acquisition of International Money Express, Inc. ("Intermex"), including whether the transaction is completed on the anticipated terms and timeline or at all, receipt of regulatory approvals and satisfaction of other customary closing conditions, failure to realize anticipated financial benefits from the transaction, and risks related to continued availability of capital and changes in the capital markets, potential litigation or regulatory actions, and disruptions from the transaction that may harm the Company’s business, operations, or market price of capital stock; other mergers, acquisitions, and the integration of acquired businesses and technologies into our Company, divestitures, and the failure to realize anticipated financial benefits from these transactions, and events requiring us to write down our goodwill; decisions to change our business mix; changes in, and failure to manage effectively, exposure to foreign exchange rates, including the impact of the regulation of foreign exchange spreads on money transfers; changes in tax laws, or their interpretation, any subsequent regulation, and unfavorable resolution of tax contingencies; any material breach of security, including cybersecurity, or safeguards of or interruptions in any of our systems or those of our vendors or other third parties; cessation of or defects in various services provided to us by third-party vendors; our ability to realize the anticipated benefits from restructuring-related initiatives, which may include decisions to downsize or to transition operating activities from one location to another, and to minimize any disruptions in our workforce that may result from those initiatives; our ability to attract and retain qualified key employees and to manage our workforce successfully; failure to manage credit and fraud risks presented by our agents, clients, and consumers; adverse rating actions by credit rating agencies; our ability to protect our trademarks, patents, and other intellectual property rights, and to defend ourselves against potential intellectual property infringement claims; material changes in the market value or liquidity of securities that we hold; restrictions imposed by our debt obligations; (ii) events or factors related to our regulatory and litigation environment, such as: liabilities or loss of business resulting from a failure by us, our agents, or their subagents to comply with laws and regulations and regulatory or judicial interpretations thereof, including laws and regulations designed to protect consumers, or detect and prevent money laundering, terrorist financing, fraud, and other illicit activity; increased costs or loss of business due to regulatory initiatives and changes in laws, regulations, and industry practices and standards, including changes in interpretations, in the United States and abroad, affecting us, our agents or their subagents, or the banks with which we or our agents maintain bank accounts needed to provide our services, including regulations and guidance relating to digital currencies, stablecoins, and related technologies, the use of AI and automated decision-making systems, anti-fraud measures, our licensing arrangements, customer due diligence, agent and subagent due diligence, registration and monitoring requirements, consumer protection requirements, remittances, immigration, and sustainability reporting, including climate-related reporting; liabilities, increased costs or loss of business and unanticipated developments resulting from governmental investigations and consent agreements with, or investigations or enforcement actions by regulators and other government authorities; liabilities resulting from litigation, including class-action lawsuits and similar matters, and regulatory enforcement actions, including costs, expenses, settlements, and judgments; failure to comply with regulations and evolving industry standards regarding consumer privacy, data use, the transfer of personal data between jurisdictions, and information security; failure to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as regulations issued pursuant to it and the actions of the Consumer Financial Protection Bureau and similar legislation and regulations enacted by other governmental authorities in the United States and abroad related to consumer protection; effects of unclaimed property laws or their interpretation or the enforcement thereof; failure to maintain sufficient amounts or types of regulatory capital or other restrictions on the use of our working capital to meet the changing requirements of our regulators worldwide; changes in accounting standards, rules and interpretations, or industry standards affecting our business; and (iii) other events or factors, such as: catastrophic events; and management’s ability to identify and manage these and other risks.

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

International Money Express, Inc. Acquisition

On August 10, 2025, we entered into an agreement (“Merger Agreement”) to purchase the entire share capital of Intermex (“Merger”) for approximately $500 million in cash and repay all of Intermex’s outstanding indebtedness under their revolving credit facility. On August 13, 2026, we obtained approval of the Merger from the New York State Department of Financial Services. Also on August 13, 2026, the California Department of Financial Protection and Innovation (“DFPI”) sent a letter to us and Intermex suspending the approval of the Merger, pending further ongoing review. The Merger is subject to the reinstatement of the DFPI’s approval and the satisfaction or waiver of the other customary closing conditions set forth in the Merger Agreement. We and Intermex continue to engage in discussions with the DFPI regarding reinstatement of DFPI’s approval of the Merger. The Merger Agreement contains termination rights for us and Intermex, including the right of either party to terminate the Merger Agreement if the Merger is not completed by November 10, 2026.

Results of Operations

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2026 compared to the same periods in 2025. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions between our segments have been eliminated. The below information has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) unless otherwise noted. All amounts provided in this section are rounded to the nearest tenth of a million, except as otherwise noted. As a result, the percentage changes and margins disclosed herein may not recalculate precisely using the rounded amounts provided.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	% Change	2026	2025	% Change
Revenues	$1,009.3	$1,032.6	(2)%	$3,005.2	$3,042.3	(1)%
Expenses:
Cost of services	666.3	643.2	4%	1,997.9	1,905.2	5%
Selling, general, and administrative	212.2	187.5	13%	621.4	565.1	10%
Total expenses	878.5	830.7	6%	2,619.3	2,470.3	6%
Operating income	130.8	201.9	(35)%	385.9	572.0	(33)%
Other income/(expense):
Interest income	2.6	2.4	5%	6.8	5.9	15%
Interest expense	(38.4)	(37.0)	4%	(114.1)	(106.3)	7%
Other income, net	1.1	0.3	(a)	3.0	3.0	3%
Total other expense, net	(34.7)	(34.3)	1%	(104.3)	(97.4)	7%
Income before income taxes	96.1	167.6	(43)%	281.6	474.6	(41)%
Provision for income taxes	18.1	28.0	(35)%	62.2	89.4	(30)%
Net income	$78.0	$139.6	(44)%	$219.4	$385.2	(43)%
Earnings per share:
Basic	$0.25	$0.43	(42)%	$0.70	$1.17	(40)%
Diluted	$0.25	$0.43	(42)%	$0.70	$1.17	(40)%
Weighted-average shares outstanding:
Basic	312.6	322.1		313.4	329.5
Diluted	313.5	322.8		314.6	330.5

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

Due to the significance of the effect that foreign exchange fluctuations against the United States dollar can have on our reported revenues, constant currency results have been provided in the table below for consolidated revenues. Constant currency revenues translate revenues denominated in foreign currencies to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the prior year. Constant currency measures are non-GAAP financial measures and are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. We believe that these measures provide management and investors with information about revenue results and trends that eliminates currency volatility, thereby providing greater clarity regarding, and increasing the comparability of, our underlying results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and nine months ended September 30, 2026 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table sets forth our consolidated revenue results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	% Change	2026	2025	% Change
Revenues, as reported (GAAP)	$1,009.3	$1,032.6	(2)%	$3,005.2	$3,042.3	(1)%
Foreign currency translation impact (a)			1%			0%
Adjusted revenues (Non-GAAP)			(1)%			(1)%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in decreases to revenues of $10.4 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, when compared to the corresponding periods in the prior year.

For the three and nine months ended September 30, 2026, revenues and adjusted revenues were primarily impacted by a decrease in transactions and revenues in the North America and Latin America and the Caribbean regions of our Consumer Money Transfer segment, partially offset by revenue growth in the Middle East, Africa, and South Asia region of our Consumer Money Transfer segment, as further discussed below.

Operating Expenses Overview

Cost of Services

Cost of services primarily consists of agent commissions, which represented approximately 55% of total cost of services for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026 and 2025, cost of services increased compared to the corresponding periods in the prior year due to an increase in employee-related and real estate expenses associated with acquisitions that expanded our Company-operated locations, an increase in agent commissions, and one-time costs associated with our Beyond efficiency program which was previously announced in July 2026, including employee termination costs related to a voluntary retirement program initiated in the United States, severance costs related to relocating one of our regional operating centers, and other workforce reductions.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three and nine months ended September 30, 2026 when compared to the corresponding periods in the prior year due to one-time costs associated with our Beyond efficiency program which was previously announced in July 2026, including employee termination costs related to a voluntary retirement program initiated in the United States, severance costs related to relocating one of our regional operating centers, and other workforce reductions, in addition to the fluctuations in the United States dollar compared to foreign currencies.

Total Other Expense, Net

Total other expense, net increased for the three and nine months ended September 30, 2026, when compared to the corresponding periods in the prior year, primarily due to an increase in interest expense associated with our borrowings, including our notes due in 2029.

Income Taxes

Our effective tax rates on pre-tax income were 18.9% and 16.7% for the three months ended September 30, 2026 and 2025, respectively, and 22.1% and 18.8% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate compared to the corresponding periods in the prior year was primarily due to changes in forecasted full-year pre-tax income, including the expected geographic mix of income among jurisdictions.

Earnings Per Share

During the three months ended September 30, 2026 and 2025, basic and diluted earnings per share were $0.25 and $0.43, respectively. During the nine months ended September 30, 2026 and 2025, basic and diluted earnings per share were $0.70 and $1.17, respectively. Outstanding options to purchase Western Union stock and unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. Shares excluded from the diluted earnings per share calculation were 18.5 million and 17.1 million for the three months ended September 30, 2026 and 2025, respectively, and 17.8 million and 16.1 million for the nine months ended September 30, 2026 and 2025, respectively. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

Earnings per share for the three and nine months ended September 30, 2026 compared to the corresponding periods in the prior year were impacted by the previously described factors impacting net income, partially offset by a lower number of average shares outstanding.

Segment Discussion

We manage our business around the consumers and businesses we serve and the types of services we offer. Each of our segments addresses a different combination of customer groups, distribution networks, and services offered. Our segments are Consumer Money Transfer and Consumer Services.

During the three and nine months ended September 30, 2026 and 2025, we incurred expenses that are not included in the measurement of segment operating income provided to the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation. These expenses are therefore excluded from our segment operating income results. Refer to Part I, Item 1, Financial Statements, Note 14, Segments for further discussion.

The following table sets forth the components of segment revenues as a percentage of the consolidated totals for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consumer Money Transfer	85%	85%	85%	87%
Consumer Services	15%	15%	15%	13%
	100%	100%	100%	100%

Consumer Money Transfer

The following table sets forth our Consumer Money Transfer segment results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars and transactions in millions)	2026	2025	% Change	2026	2025	% Change
Revenues	$857.2	$878.0	(2)%	$2,568.7	$2,635.9	(3)%
Operating income	$146.8	$172.2	(15)%	$383.0	$499.2	(23)%
Operating income margin	17%	20%		15%	19%
Key indicator:
Transactions	72.1	70.6	2%	216.7	212.8	2%

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

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)	Revenue Growth / (Decline) as Reported (GAAP)	Foreign Exchange Translation Impact	Adjusted Revenue Growth / (Decline)(a) - (Non-GAAP)	Transaction Growth / (Decline)
Consumer Money Transfer regional growth/(decline):
North America (United States & Canada) (“NA”)	(7)%	(1)%	(6)%	(4)%	(9)%	(1)%	(8)%	(5)%
Europe and CIS (“EU & CIS”)	0%	0%	0%	1%	1%	2%	(1)%	(1)%
Middle East, Africa, and South Asia (“MEASA”)	6%	0%	6%	29%	7%	1%	6%	31%
Latin America and the Caribbean (“LACA”)	(5)%	3%	(8)%	(12)%	(4)%	3%	(7)%	(10)%
Asia Pacific (“APAC”)	(4)%	(1)%	(3)%	0%	(5)%	0%	(5)%	0%
Total Consumer Money Transfer Segment	(2)%	(0)%	(2)%	2%	(3)%	1%	(4)%	2%

Branded Digital (b)	8%	0%	8%	21%	8%	0%	8%	23%

(a)
Adjusted revenue growth assumes that revenues denominated in foreign currencies are translated to the United States dollar, net of the effect of foreign currency hedges, at rates consistent with those in the corresponding prior periods.
(b)
As noted above, Branded Digital revenues are included in the regions.

The table below sets forth regional revenues as a percentage of our Consumer Money Transfer revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consumer Money Transfer revenue as a percentage of segment revenue:
NA	35%	37%	36%	38%
EU & CIS	31%	30%	30%	29%
MEASA	17%	16%	18%	16%
LACA	11%	11%	11%	11%
APAC	6%	6%	5%	6%

Our consumers transferred $27.3 billion and $27.2 billion in cross-border principal for the three months ended September 30, 2026 and 2025, respectively, and $81.5 billion and $79.7 billion in cross-border principal for the nine months ended September 30, 2026 and 2025, respectively. Consumer Money Transfer cross-border principal is the amount of consumer funds transferred to a designated recipient in a country or territory that differs from the country or territory from which the transaction was initiated. Consumer Money Transfer cross-border principal is a metric used by management to monitor and better understand the growth in our underlying business relative to competitors, as well as changes in our market share of global remittances.

Revenues

Consumer Money Transfer revenue decreased 2% and 3%, and transactions increased 2% and 2% for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in the prior year. Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, had no impact to revenue for the three months ended September 30, 2026 and positively impacted revenue by 1% for the nine months ended September 30, 2026, compared to the corresponding period in the prior year.

For the three and nine months ended September 30, 2026, in our Consumer Money Transfer regions, NA revenue and transactions decreased, compared to the corresponding periods in the prior year. The region was impacted by declines in revenues and transactions sent from the United States to the rest of the world, which has been impacted by broader geopolitical and macroeconomic conditions, including impacts from immigration policies. For the three and nine months ended September 30, 2026, the change in our EU & CIS region revenues was driven by increases in Israel, partially offset by decreases in Spain. For the three and nine months ended September 30, 2026, our MEASA transactions increased, which was primarily driven by growth in the region’s Branded Digital transactions, which have lower revenues per transaction. For the three and nine months ended September 30, 2026, the revenue decline in LACA was primarily driven by decreases in Mexico, Chile, and Ecuador and was also impacted by broader geopolitical and macroeconomic conditions. For the three and nine months ended September 30, 2026, the revenue decline in APAC was primarily driven by decreases in Thailand and Australia, partially offset by growth in Singapore.

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

Operating Income

Consumer Money Transfer operating income decreased for the three months ended September 30, 2026 compared to the corresponding period in the prior year due to a decrease in revenue and fluctuations between the United States dollar and foreign currencies. For the nine months ended September 30, 2026 compared to the corresponding period in the prior year, Consumer Money Transfer operating income decreased due to a decrease in revenue, an increase in agent commissions, and fluctuations between the United States dollar and foreign currencies.

Consumer Services

The following table sets forth Consumer Services results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	% Change	2026	2025	% Change
Revenues	$152.1	$154.6	(2)%	$436.5	$406.4	7%
Operating income	$31.6	$34.0	(7)%	$71.1	$92.7	(23)%
Operating income margin	21%	22%		16%	23%

Revenues

The following table sets forth our Consumer Services revenue results for the three and nine months ended September 30, 2026 and 2025. Consumer Services segment adjusted revenue growth/(decline) is a non-GAAP financial measure, as further discussed in Revenues Overview above.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	% Change	2026	2025	% Change
Revenues, as reported (GAAP)	$152.1	$154.6	(2)%	$436.5	$406.4	7%
Foreign currency translation impact (a)			7%			8%
Adjusted revenues (Non-GAAP)			5%			15%

(a)
Fluctuations in the United States dollar compared to foreign currencies, net of the impact of foreign currency hedges, resulted in decreases to Consumer Services revenues of $9.7 million and $30.7 million for the three and nine months ended September 30, 2026, respectively, when compared to the corresponding periods in the prior year.

In addition to the negative impacts from foreign currency, for the three months ended September 30, 2026 compared to the corresponding period in the prior year, Consumer Services GAAP revenues decreased primarily due to decreases in our retail money order and media network businesses, partially offset by revenue growth in our travel money and check acceptance services, including the benefit from acquisitions. For the nine months ended September 30, 2026 compared to the corresponding period in the prior year, Consumer Services GAAP revenues increased primarily due to revenue growth in our travel money and check acceptance services, including the benefit from acquisitions, partially offset by decreases in our retail money order and media network businesses, and the negative impacts of foreign currency.

Operating Income

Consumer Services operating income for the three months ended September 30, 2026 compared to the corresponding period in the prior year was negatively impacted by an increase in employee-related and real estate expenses associated with acquisitions that expanded our Company-operated locations. For the nine months ended September 30, 2026 compared to the corresponding period in the prior year, Consumer Services operating income decreased due to greater employee-related and real estate expenses associated with acquisitions that expanded our Company-operated locations and an increase in agent commissions, partially offset by an increase in revenue.

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

We currently believe we have adequate liquidity to meet our business needs, including payments under our debt and other obligations, through our existing cash balances, our ability to generate cash flows through operations, our revolving credit facility (“Revolving Credit Facility”), and our $800 million delayed draw term loan credit agreement (“Delayed Draw Term Loan Facility”), which is scheduled to expire on November 10, 2026. We expect to have adequate liquidity to meet our business needs following the expiration of the Delayed Draw Term Loan Facility. The Revolving Credit Facility provides for aggregate revolving credit commitments of $1.62 billion and supports our commercial paper program. Our commercial paper program enables us to issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of any borrowings outstanding on our Revolving Credit Facility.

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

Cash and Investment Securities

As of September 30, 2026 and December 31, 2025, we had Cash and cash equivalents of $1,098.0 million and $1,234.4 million, respectively.

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

Investment securities, net, classified within Settlement assets on the Condensed Consolidated Balance Sheets, were $1,290.3 million and $1,445.0 million as of September 30, 2026 and December 31, 2025, respectively, and consist primarily of highly-rated state and municipal debt securities. These investment securities are held in order to comply with state licensing requirements in the United States and are required to have credit ratings of “A-” or better from a major credit rating agency. Refer to Part I, Item 1, Financial Statements, Note 8, Settlement Assets and Obligations, for more details regarding investment securities.

Investment securities are exposed to market risk due to changes in interest rates and credit risk. We regularly monitor credit risk and attempt to mitigate our exposure by investing in highly-rated securities and diversifying our investment portfolio. Our investment securities are also actively managed with respect to concentration. As of September 30, 2026, all investments with a single issuer and each individual security represented less than 10% of our investment securities portfolio.

Cash Flows from Operating Activities

Cash provided by operating activities decreased to $321.2 million during the nine months ended September 30, 2026, from $408.3 million in the corresponding period in the prior year, primarily due to a decrease in income. Cash provided by operating activities can be impacted by changes to our consolidated net income, in addition to fluctuations in our working capital balances, among other factors.

Financing Resources

As of September 30, 2026, we had outstanding borrowings at par value of $2,900.2 million. The majority of these outstanding borrowings consist of unsecured fixed-rate notes with maturities ranging from 2029 to 2040.

As of September 30, 2026 and December 31, 2025, we had $800.0 million outstanding under our unsecured term loan facility (“Term Loan Facility”), and such borrowings mature on December 13, 2027. We have the option to increase the commitments under the Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new lenders under the Term Loan Facility. We used the proceeds from the Term Loan Facility borrowings to repay our 2.850% notes due January 2025, to reduce commercial paper balances, and for general corporate purposes.

On January 9, 2026, we entered into the Delayed Draw Term Loan Facility, providing for an unsecured term loan facility in an aggregate amount of $800.0 million. On June 17, 2026, we amended the Delayed Draw Term Loan Facility to extend the commitment period. We have until November 10, 2026 to draw upon the Delayed Draw Term Loan Facility, which matures on the third anniversary of the initial funding date. We have the option to increase the commitments under the Delayed Draw Term Loan Facility by an amount such that the commitments do not exceed $1.0 billion in the aggregate (after giving effect to any such increases). Any such increases would be subject to obtaining additional commitments from existing or new banks under the Delayed Draw Term Loan Facility. We may use the proceeds from the Delayed Draw Term Loan Facility to finance the cash consideration to purchase the entire share capital of Intermex and repay all of Intermex’s outstanding indebtedness under their revolving credit facility, or for general corporate purposes, including refinancing of debt, permitted acquisitions, and to pay any fees and expenses in connection therewith.

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

The purpose of our Revolving Credit Facility, which is diversified through a group of 19 participating institutions, is to provide general liquidity and to support our commercial paper program, which we believe enhances our short-term credit rating. The largest commitment from any single financial institution within the total committed balance of $1.62 billion is approximately 12%. As of September 30, 2026, we had no outstanding borrowings under the facility. If the amount available to borrow under the Revolving Credit Facility decreased, or if the Revolving Credit Facility were eliminated, the cost and availability of borrowing under the commercial paper program may be impacted.

Pursuant to our commercial paper program, we may issue unsecured commercial paper notes in an amount not to exceed $1.62 billion outstanding at any time, reduced to the extent of borrowings outstanding on our Revolving Credit Facility. Our commercial paper borrowings may have maturities of up to 397 days from date of issuance. Interest rates for borrowings are based on market rates at the time of issuance. We had $399.0 million of commercial paper borrowings outstanding as of September 30, 2026. Our commercial paper borrowings as of September 30, 2026 had a weighted-average annual interest rate of approximately 4.1% and a weighted-average term of approximately 23 days. Proceeds from our commercial paper borrowings were used for general corporate purposes and working capital needs.

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

Capital Expenditures

The total aggregate amount paid for purchased and developed software, contract costs, and purchases of property and equipment was $130.3 million and $100.7 million for the nine months ended September 30, 2026 and 2025, respectively. Capital expenditures during these periods included investments in our information technology infrastructure. Amounts paid for new and renewed agent contracts vary depending on the terms of existing contracts as well as the timing of new and renewed contract signings.

Share Repurchases and Dividends

On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date. During the nine months ended September 30, 2026 and 2025, 5.7 million and 20.8 million shares were repurchased under this authorization for $53.7 million and $199.7 million, respectively, excluding commissions, at an average cost of $9.35 and $9.59, respectively. As of September 30, 2026, $721.6 million remained available under this share repurchase authorization.

Our Board of Directors declared quarterly cash dividends of $0.235 per common share in the first, second and third quarters of 2026, representing $220.3 million in total dividends.

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

Other Commercial Commitments

We had approximately $95 million in outstanding letters of credit and bank guarantees as of September 30, 2026 primarily held in connection with regulatory requirements, lease arrangements, and certain agent agreements. We expect to renew many of our letters of credit and bank guarantees prior to expiration.

As of September 30, 2026, our total amount of unrecognized tax benefits was $63.4 million, including associated interest and penalties. The timing of any related cash payments for substantially all of these liabilities is inherently uncertain because the ultimate amount and timing of the settlement of such liabilities are affected by factors which are variable and outside our control.

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

As of September 30, 2026, a hypothetical uniform 10% strengthening or weakening in the value of the United States dollar relative to all other currencies in which our net income is generated would have resulted in a decrease/increase to pre-tax annual income of approximately $30 million, based on our forecast of unhedged exposure to foreign currency at that date. There are inherent limitations in this sensitivity analysis, primarily due to the following assumptions: (i) foreign exchange rate movements are linear and instantaneous, (ii) fixed exchange rates between certain currency pairs are retained, (iii) the unhedged exposure is static, and (iv) we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Interest Rates

We invest in several types of interest-bearing assets, with a total value as of September 30, 2026 of approximately $2.5 billion. Approximately $1.2 billion of these assets bear interest at floating rates. These assets primarily include cash in banks and money market investments and are included in our Condensed Consolidated Balance Sheets within Cash and cash equivalents and Settlement assets. To the extent these assets are held in connection with money transfers and other related payment services awaiting redemption, they are classified as Settlement assets. Earnings on these investments will increase and decrease with changes in the underlying short-term interest rates.

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

As of September 30, 2026, borrowings of $800 million under our Term Loan Facility were subject to floating interest rates. The interest on these borrowings was calculated using a selected SOFR plus an interest rate margin. Borrowings under our commercial paper program mature in such a short period that the financing is effectively floating rate. As of September 30, 2026, there were $399.0 million in outstanding borrowings under our commercial paper program.

We review our overall exposure to floating and fixed rates by evaluating our net asset or liability position and the duration of each individual position. We manage this mix of fixed versus floating exposure in an attempt to minimize risk, reduce costs, and improve returns. Our exposure to interest rates can be modified by changing the mix of our interest-bearing assets as well as adjusting the mix of fixed versus floating rate debt. The latter is accomplished primarily through the use of interest rate swaps and the decision regarding terms of any new debt issuances (i.e., fixed versus floating). From time to time, we use interest rate swaps designated as hedges to vary the percentage of fixed to floating rate debt, subject to market conditions. As of September 30, 2026, our weighted-average effective rate on total borrowings was approximately 5.1%.

At September 30, 2026, a hypothetical 100 basis point increase/decrease in interest rates would result in a decrease/increase to pre-tax income for the next twelve months of approximately $12 million based on borrowings that are sensitive to interest rate fluctuations, net of the impact of hedges. The same 100 basis point increase/decrease in interest rates, if applied to our cash and investment balances on September 30, 2026 that bear interest at floating rates, would result in an offsetting increase/decrease to pre-tax income for the next twelve months of approximately $12 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous and consistent across all geographies in which our interest-bearing assets are held and our liabilities are payable. As a result, the analysis is unable to reflect the potential effects of more complex market changes, including changes in credit risk regarding our investments, which may positively or negatively affect income. In addition, the mix of fixed versus floating rate debt and investments and the level of assets and liabilities will change over time, including the impact from commercial paper borrowings that may be outstanding in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026, which is the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Western Union Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of The Western Union Company (the Company) as of September 30, 2026, the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 4, 2026

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2026:

				Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased (a)	Paid per Share (b)	Plans or Programs (c)	Programs (in millions)
July 1 - 31	25,475	$7.73	—	$721.6
August 1 - 31	22,893	$7.09	—	$721.6
September 1 - 30	13,626	$6.99	—	$721.6
Total	61,994	$7.33	—

(a)
These amounts represent both shares authorized by our Board of Directors for repurchase under a publicly announced authorization, as described below, as well as shares withheld from employees to cover tax withholding obligations on stock awards that have vested.
(b)
The average price paid per share excludes a 1% excise tax due under the Inflation Reduction Act of 2022.
(c)
On December 13, 2024, our Board of Directors authorized $1.0 billion of common stock repurchases with no expiration date, of which $721.6 million remained available as of September 30, 2026. In certain instances, management has historically established and may continue to establish prearranged written plans pursuant to Rule 10b5‑1. A Rule 10b5‑1 plan permits us to repurchase shares at times when we may otherwise be unable to do so, provided the plan is adopted when we are not aware of material non-public information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K.

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

The Western Union Company (Registrant)

Date: November 4, 2026	By:	/s/ Devin B. McGranahan
Devin B. McGranahan
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Matt Cagwin
Matt Cagwin
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2026	By:	/s/ Barry D. Cooper
Barry D. Cooper
Chief Accounting Officer and Controller (Principal Accounting Officer)